Form 10-Q
period 2018-03-31
Ceridian HCM Holding Inc.
filed 2018-05-24
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended March 31, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 001-38467

Ceridian HCM Holding Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3231686
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3311 East Old Shakopee Road

Minneapolis, Minnesota 55425

(952) 853-8100

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 136,703,308 shares of Common Stock, $0.01 par value per share, as of May 23, 2018.

Ceridian HCM Holding Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, including, without limitation, statements concerning the conditions of the human capital management (“HCM”) solutions industry and our operations, performance, and financial condition, including, in particular, statements relating to our business, growth strategies, product development efforts, and future expenses. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	our inability to attain or to maintain profitability;

•	significant competition for our solutions;

•	our inability to continue to develop or to sell our existing Cloud solutions;

•	our inability to manage our growth effectively;

•	the risk that we may not be able to successfully migrate our Bureau customers to our Cloud

•	solutions or to offset the decline in Bureau revenue with Cloud revenue;

•	the market for enterprise cloud computing develops slower than we expect or declines;

•	efforts to increase use of our Cloud solutions and our other applications may not succeed;

•	we fail to provide enhancements and new features and modifications to our solutions;

•	failure to comply with the Federal Trade Commission’s (“FTC”) ongoing consent order regarding data protection;

•	system interruptions or failures, including cyber-security breaches, identity theft, or other disruptions that could compromise our information;

•	our failure to comply with applicable privacy, security and data laws, regulations and standards;

•	changes in regulations governing privacy concerns and laws or other domestic or foreign data protection regulations;

•	we are unable to successfully expand our current offerings into new markets or further penetrate existing markets;

•	we are unable to meet the more complex configuration and integration demands of our large customers;

•	our customers declining to renew their agreements with us or renewing at lower performance fee levels;

•	we fail to manage our technical operations infrastructure;

•	we are unable to maintain necessary third party licenses or errors;

•	our inability to protect our intellectual property rights, proprietary technology, information, processes, and know-how;

•	we fail to keep pace with rapid technological changes and evolving industry standards; or

•	changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself.

See Part II. Item IA. “Risk Factors” for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q. Any forward-looking statement made by us in this speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$62.2	$99.6
Trade and other receivables, net	81.1	79.9
Prepaid expenses	49.2	37.9
Other current assets	1.8	5.3

Total current assets before customer trust funds	194.3	222.7
Customer trust funds	4,293.9	4,099.7

Total current assets	4,488.2	4,322.4
Property, plant, and equipment, net	103.4	103.8
Goodwill	2,075.8	2,087.3
Other intangible assets, net	206.6	212.4
Other assets	5.5	4.0

Total assets	$6,879.5	$6,729.9

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	47.6	48.8
Accrued interest	2.7	15.9
Deferred revenue	18.5	16.8
Employee compensation and benefits	55.7	70.0
Other accrued expenses	16.7	15.5

Total current liabilities before customer trust funds obligations	141.2	167.0
Customer trust funds obligations	4,313.2	4,105.5

Total current liabilities	4,454.4	4,272.5
Long-term debt, less current portion	1,120.5	1,119.8
Employee benefit plans	147.3	152.4
Other liabilities	53.8	56.2

Total liabilities	5,776.0	5,600.9
Commitments and contingencies (Note 15)
Stockholders’ equity:
Senior preferred stock, $0.01 par, 70,000,000 shares authorized, 16,802,144 shares issued and outstanding as of March 31, 2018 and December 31, 2017	190.1	184.8
Junior preferred stock, $0.01 par, 70,000,000 shares authorized, 58,244,308 shares issued and outstanding as of March 31, 2018 and December 31, 2017	0.6	0.6
Common stock, $0.01 par, 150,000,000 shares authorized, 65,374,309 shares issued and outstanding as of March 31, 2018 and 65,285,962 shares issued and outstanding as of December 31, 2017	0.7	0.7
Additional paid in capital	1,568.3	1,565.4
Accumulated deficit	(355.6)	(348.2)
Accumulated other comprehensive loss	(337.7)	(312.1)

Total stockholders’ equity	1,066.4	1,091.2
Noncontrolling interest	37.1	37.8

Total equity	1,103.5	1,129.0

Total liabilities and equity	$6,879.5	$6,729.9

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

(Unaudited; dollars in millions, except share and per share data)

	Three Months ended March 31,
	2018	2017
Revenue:
Recurring services	$188.7	$171.4
Professional services and other	20.2	15.6

Total revenue	208.9	187.0
Cost of revenue:
Recurring services	62.7	58.8
Professional services and other	32.8	33.9
Product development and management	15.4	12.8
Depreciation and amortization	8.8	7.7

Total cost of revenue	119.7	113.2

Gross profit	89.2	73.8
Costs and expenses:
Selling, general, and administrative	65.6	60.7
Other (income) expense, net	(2.8)	0.9
Interest expense, net	22.2	21.4

Total costs and expenses	85.0	83.0

Income (loss) from continuing operations before income taxes	4.2	(9.2)
Income tax expense	6.8	2.5

Loss from continuing operations	(2.6)	(11.7)
Income from discontinued operations	—	0.5

Net loss	(2.6)	(11.2)

Net loss attributable to noncontrolling interest	(0.5)	—

Net loss attributable to Ceridian	$(2.1)	$(11.2)

Net loss per share attributable to Ceridian—basic and diluted (Note 18)	$(0.11)	$(0.24)
Weighted-average shares used to compute net loss per share attributable to Ceridian—basic and diluted (Note 18)	65,314,462	65,034,610

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in millions)

	Three Months ended March 31,
	2018	2017
Net loss	$(2.6)	$(11.2)
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	(16.1)	4.9
Change in unrealized (loss) gain from invested customer trust funds	(13.4)	1.8
Change in pension liability adjustment (1)	2.9	2.6

Other comprehensive (loss) income before income taxes	(26.6)	9.3
Income tax expense, net	0.8	1.6

Other comprehensive (loss) income after income taxes	(27.4)	7.7

Comprehensive loss	(30.0)	(3.5)
Comprehensive (loss) income attributable to noncontrolling interest	(0.7)	0.1

Comprehensive loss attributable to Ceridian	$(29.3)	$(3.6)

(1)	The amount of the pension liability adjustment recognized in the consolidated statements of operations within selling, general, and administrative expense was $3.0 during the three months ended March 31, 2018, and $2.6 during the three months ended March 31, 2017.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in millions)

	Three Months ended March 31,
	2018	2017
Net loss	$(2.6)	$(11.2)
Income from discontinued operations	—	(0.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(0.1)	(0.3)
Depreciation and amortization	14.9	14.1
Amortization of debt issuance costs and debt discount	1.0	0.8
Net periodic pension and postretirement cost	0.6	0.3
Share-based compensation	2.9	4.5
Other	(0.1)	(0.4)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(1.9)	4.0
Prepaid expenses and other current assets	(11.4)	(9.3)
Accounts payable and other accrued expenses	(0.5)	(5.5)
Deferred revenue	1.7	0.7
Employee compensation and benefits	(16.7)	(19.9)
Accrued interest	(13.1)	(13.5)
Accrued taxes	6.3	(8.5)
Other assets and liabilities	(4.3)	0.7

Net cash used in operating activities—continuing operations	(23.3)	(44.0)
Net cash used in operating activities—discontinued operations	(0.1)	(0.7)

Net cash used in operating activities	(23.4)	(44.7)
Cash Flows from Investing Activities
Purchase of customer trust funds marketable securities	(520.6)	(185.7)
Proceeds from sale and maturity of customer trust funds marketable securities	175.4	133.8
Net change in restricted cash and other restricted assets held to satisfy customer trust funds obligations	114.8	(860.1)
Expenditures for property, plant, and equipment	(2.9)	(2.6)
Expenditures for software and technology	(7.4)	(6.2)
Net proceeds from divestitures	—	0.9

Net cash used in investing activities	(240.7)	(919.9)
Cash Flows from Financing Activities
Increase in customer trust funds obligations, net	230.4	912.0
Repurchase of stock	—	(1.8)
Repayment of long-term debt obligations	(0.3)	—

Net cash provided by financing activities	230.1	910.2
Effect of Exchange Rate Changes on Cash	(3.4)	0.7

Net decrease in cash and equivalents	(37.4)	(53.7)
Cash and equivalents at beginning of period	99.6	131.4

Cash and equivalents at end of period	$62.2	$77.7

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in millions, except share and per share data)

1. Organization

Ceridian HCM Holding Inc. and subsidiaries (also referred to in this report as “Ceridian,” “we,” “our,” and “us”) offer a broad range of services and software designed to help employers to more effectively manage employment processes, such as payroll, payroll-related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance programs, and recruitment and applicant screening. Our technology-based services are typically provided through long-term customer relationships that result in a high level of recurring revenue. Our operations are primarily located in the United States and Canada.

As of March 31, 2018, Ceridian owned a controlling financial interest in a joint venture, WorkAngel Organisation Limited (“LifeWorks”) (the “Joint Venture Company”), which offers an employee engagement platform that delivers employee assistance programs, social recognition, exclusive perks and discounts, a private social network, employee and corporate wellness, and employee engagement analytics in the United States, Canada, and the United Kingdom. Prior to the formation of the joint venture, employee assistance programs were provided by Ceridian. On January 20, 2017, WorkAngel Organisation Limited changed its name to LifeWorks Corporation Ltd. On April 30, 2018, we distributed our ownership interest in the Joint Venture Company to our stockholders of record (the “LifeWorks Disposition”) prior to our initial public offering (“IPO”). Please refer to Note 19, “Subsequent Events,” for further discussion of the LifeWorks Disposition.

As of March 31, 2018, Ceridian HCM Holding Inc. was primarily owned by Ceridian LLC (the “Parent”) and Ceridian Holding II LLC (“Ceridian Holding II”). The Parent was 100% owned by Foundation Holding LLC, which in turn was 100% owned by Ceridian Holding LLC (“Ceridian Holding”).

The owners of Ceridian Holding and Ceridian Holding II included (i) affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL Partners”) and Cannae Holdings, LLC (“Cannae”) (THL Partners and Cannae are together referred to as the “Sponsors”), who collectively owned approximately 96% of the outstanding interests of both Ceridian Holding and Ceridian Holding II, and (ii) other individuals, who collectively owned approximately 4% of the outstanding interests of each holding company. The Sponsors initially acquired their indirect ownership interest in Ceridian Holding on November 9, 2007, when the Sponsors completed the acquisition of all of the outstanding equity of the Ceridian entities (the “2007 Merger”). The Sponsors acquired their ownership interest in Ceridian Holding II on March 30, 2016, when the Sponsors and other individuals purchased equity in Ceridian Holding II, which in turn purchased equity in Ceridian HCM Holding Inc. This equity financing transaction with Ceridian Holding II raised $150.2, of which $75.0 was contributed by Ceridian Holding II to Ceridian HCM Holding Inc. on March 30, 2016. The remaining $75.2 was committed to be funded to Ceridian HCM Holding Inc. within the following three years, and during the second quarter of 2017, the Board of Directors of Ceridian Holding II approved the funding of the remaining $75.2, which was transferred to Ceridian HCM Holding Inc. on June 28, 2017.

On April 30, 2018, we completed our IPO, in which we issued and sold 21,000,000 shares of common stock at a public offering price of $22.00 per share. We granted the underwriters a 30-day option to purchase an additional 3,150,000 shares of common stock at the offering price, which was exercised in full. A total of 24,150,000 shares of common stock were issued on April 30, 2018. Concurrently, we issued 4,545,455 shares of our common stock in a private placement at $22.00 per share. We received gross proceeds of $631.3 from the IPO and concurrent private placement before deducting underwriting discounts, commissions, and other offering related expenses. Subsequent to the IPO and concurrent private placement, we completed an internal corporate reorganization, pursuant to which the limited liability companies that hold shares in us were merged with and into Ceridian HCM Holding Inc. At the time of these transactions, these limited liability companies had no assets other than equity interests in us or the other limited liability companies. As a result of these transactions, our previous stockholders now hold shares of our common stock directly, rather than through a series of limited liability companies. These transactions had no impact on our assets, liabilities, or operations. Please refer to Note 19, “Subsequent Events,” for further discussion of the IPO and concurrent private placement. The condensed consolidated financial statements as of March 31, 2018, including share and per share amounts, do not give effect to the IPO, the concurrent private placement, or the internal reorganization, as the IPO and such transactions were completed subsequent to March 31, 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accounting policies we follow are set forth in Note 2, “Summary of Significant Accounting Policies,” to Ceridian’s audited consolidated financial statements, included in our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 (our “2017 Annual Report”), included within our prospectus dated April 25, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on April 26, 2018, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-223905) (the “Prospectus”). The following notes should be read in conjunction with such policies and other disclosures in our 2017 Annual Report and Prospectus.

In the opinion of management, the unaudited condensed consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to condensed consolidated financial statements) necessary to present fairly in all material aspects the financial position, results of operations, comprehensive loss, and cash flows from all periods presented. Interim results are not necessarily indicative of results for a full year.

Reverse Stock Split

On April 10, 2018, we effected a 1-for-2 reverse stock split of our common stock. All of the common share and per share information referenced throughout this interim report have been retroactively adjusted to reflect this reverse stock split. Please refer to Note 19, “Subsequent Events,” for further discussion of other transactions occurring after period end which are not reflected in the condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect our results of operations or financial condition involve the assignment of fair values to goodwill and other intangible assets, the testing of impairment of long-lived assets, the determination of our liability for pensions and postretirement benefits, the determination of fair value of stock options granted, and the resolution of tax matters and legal contingencies. Please refer to our 2017 Annual Report for a further discussion of these estimates.

Internally Developed Software Costs

In accordance with Accounting Standards Codification (“ASC”) Topic 350, we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and our management has authorized further funding for the project, which it deems probable of completion. Capitalized software costs include only: (1) external direct costs of materials and services consumed in developing or obtaining the software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project; and (3) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We do not include general and administrative costs and overhead costs in capitalizable costs. We charge research and development costs and other software maintenance costs related to software development to earnings as incurred.

Foreign Currency Translation

We have international operations whereby the local currencies serve as functional currencies. We translate foreign currency denominated assets and liabilities at the end-of-period exchange rates and foreign currency denominated statements of operations at the weighted-average exchange rates for each period. We report the effect of changes in the U.S. dollar carrying values of assets and liabilities of our international operations that are due to changes in exchange rates between the U.S. dollar and their functional currency as foreign currency translation within accumulated other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income (loss). Gains and losses from transactions and translation of assets and liabilities denominated in currencies other than the functional currency of the international operation are recorded in the condensed consolidated statements of operations within other expense, net.

Recently Issued and Adopted Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which replaced all existing revenue guidance created by ASC Topic 606, including prescriptive industry-specific guidance. This standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will need to apply more judgment and make more estimates than under the previous guidance. In July 2015 the FASB deferred the effective date for all entities by one year, making the guidance for non-public companies effective for annual reporting periods beginning after December 15, 2018. Early adoption was permitted to the original effective date of December 15, 2016 (including interim reporting periods within that reporting period). The standard permits the use of either the retrospective or cumulative effect transition method. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. An emerging growth company can, therefore, delay adoption of certain accounting standards until those standards would otherwise apply to private companies. Management has chosen to take advantage of this extended transition period to adopt ASU 2014-09 beginning in the first quarter of 2019. Management anticipates using the retrospective method for adoption.

In preparation for this planned adoption, we have been evaluating the impact of the new standard to our financial statements and accompanying disclosures in the notes to our consolidated financial statements. Our assessment of the impact includes an evaluation of the five-step process set forth in the new standard along with the enhancement of disclosures that will be required. To date, we have developed our initial plan for implementing the standard, which includes identifying customer contracts within the scope of the new standard, identifying performance obligations within those customer contracts, and evaluating the impact of incremental variable consideration paid to obtain those customer contracts. We have also undertaken a comprehensive review of all contracts that fall under the scope of the new standard; and, as of the date of this report, we have substantially completed our review of in-scope contracts.

Based on analysis performed to date, we expect that adoption of the new standard will result in changes to the classification and timing of our revenue recognition. Specifically, we expect an increase in revenue classified as professional services and other revenue and a reduction in revenue classified as recurring services revenue under the new standard, as compared to current U.S. GAAP. Further, we expect that the new standard will result in changes to the timing of our revenue recognition compared to current U.S. GAAP. In compliance with the new standard, a contractual asset will be reflected on the consolidated balance sheets and will be amortized over the customers’ period of benefit, which is generally three years. We also expect changes to the timing of certain incremental selling, general, and administrative expenses, as the new standard will also require capitalizing and amortizing certain selling expenses, such as commissions and bonuses paid to the sales force. These sales expenses will be amortized over the customer’s period of benefit.

In periods of revenue growth, the changes above are expected to result in higher overall earnings before income taxes and net income when compared to current U.S. GAAP. We have not yet determined the impact of the disclosure requirements.

The following table presents the anticipated impacts that the adoption of ASC 606 would have for the periods presented:

	Three Months ended March 31, 2018
	As Reported	Under ASC 606	Impact
Revenue:
Recurring services	$188.7	$182.3	$(6.4)
Professional services and other	20.2	28.9	8.7

Total revenue	$208.9	$211.2	$2.3
Operating profit	$26.4	$30.6	$4.2

	Three Months ended March 31, 2017
	As Reported	Under ASC 606	Impact
Revenue:
Recurring services	$171.4	$165.5	$(5.9)
Professional services and other	15.6	22.5	6.9

Total revenue	$187.0	$188.0	$1.0
Operating profit	$12.2	$14.6	$2.4

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard requires balance sheet recognition for both finance leases and operating leases. This guidance is effective for non-public companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The guidance is required to be adopted using a modified retrospective approach. An entity will, in effect, continue to account for leases that commence before the effective date in accordance with previous U.S. GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous U.S. GAAP. We are currently evaluating the impact of the adoption of this standard.

In February 2018 the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income,” which is in response to a narrow-scope financial reporting issue that arose because of the Tax Cuts and Jobs Act. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This amendment is intended to improve the usefulness of information reported to financial statement users by requiring certain disclosures about stranded tax effects. The amendment in this update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard. Please refer to Note 14, “Income Taxes,” for further discussion of this new guidance.

3. Discontinued Operations

Sale of Divested Benefits Continuation Businesses

In the third quarter of 2013, we entered into an agreement for the sale of certain of our customer contracts for consumer-directed benefit services, including flexible spending accounts, health reimbursement accounts, health savings accounts, commuter (parking or transit) premium-only plans, and tuition reimbursement plans (collectively, the “Consumer-Directed Benefit Services”). During the third quarter of 2015, we completed two separate transactions that resulted in the sale of our benefits administration and post-employment health insurance portability compliance businesses (the “Divested Benefits Continuation Businesses”).

These three transactions represented a strategic shift in our overall business and have had a significant impact on the financial statement results. Accordingly, the Divested Benefits Continuation Businesses, as well as the Consumer-Directed Benefit Services, have been presented as discontinued operations within the HCM segment in the condensed consolidated financial statements and accompanying notes for all periods presented. The amounts in the table below reflect the operating results and gain on sale of the Divested Benefits Continuation Businesses reported as discontinued operations, as well as supplemental disclosures of the discontinued operations:

Three Months ended March 31,
2017
Net revenues	$—
Loss from operations before income taxes	(0.1)
Gain on sale of businesses	0.9
Income tax expense	(0.3)
Income from discontinued operations, net of income taxes	$0.5

For both sales of the Divested Benefits Continuation Businesses, consideration received was contingent upon the number and dollar value of successful customer transitions and was recorded when earned. Proceeds of $0.9 were received and earned based on the customers transitioned during the three months ended March 31, 2017. These proceeds were for a final purchase price true-up related to one of the transactions.

The remaining liabilities related to discontinued operations for the Divested Benefits Continuation Businesses as of March 31, 2018, and December 31, 2017, are immaterial amounts included in Other accrued expenses in our condensed consolidated balance sheets.

4. Noncontrolling Interest

On March 1, 2016, we entered into a strategic joint venture with WorkAngel Technology Limited (“WorkAngel”) in which we contributed our existing LifeWorks business to a newly formed English limited company (WorkAngel Organisation Limited or the “Joint Venture Company”). On January 20, 2017, WorkAngel Organisation Limited changed its name to LifeWorks Corporation Ltd. We have a controlling interest in the Joint Venture Company, including certain preferential distribution rights; therefore, the Joint Venture Company is consolidated within our financial statements, and the other joint venture ownership interest component is presented as a noncontrolling interest.

Shareholder distributions will occur upon a liquidation event, as defined by the joint venture agreement. We hold all of the Class A shares, and former WorkAngel shareholders hold all of the Class B shares. Holders of Class A shares will have rights to 75 percent of the distributions up to $250 million, 25 percent of the distributions between $250 and $500 million, and 50 percent thereafter. Holders of Class B shares have rights to the remaining distributions. Income attributable to noncontrolling interest has been calculated by applying the Class B distribution percentages to the joint venture earnings as reported on a stand-alone basis. During the three months ended March 31, 2018, and 2017, there was loss attributable to the noncontrolling interest of $0.5 and $0.0, respectively.

On April 30, 2018, we distributed our ownership interest in the Joint Venture Company to our stockholders of record prior to our IPO. Please refer to Note 19, “Subsequent Events,” for further discussion of the LifeWorks Disposition.

5. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). U.S. GAAP outlines a valuation framework and creates a fair value hierarchy intended to increase the consistency and comparability of fair value measurements and the related disclosures. Certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

We measure our financial instruments using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•	Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (that is, interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•	Level 3 inputs include unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including internal data.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2018, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
Assets
Available for sale customer trust funds assets	$2,092.1	$—	$2,092.1	(a)	$—

Total assets measured at fair value	$2,092.1	$—	$2,092.1		$—

As of December 31, 2017, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
Assets
Available for sale customer trust funds assets	$1,782.1	$—	$1,782.1	(a)	$—

Total assets measured at fair value	$1,782.1	$—	$1,782.1		$—

(a)	Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2018, and the year ended December 31, 2017, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

6. Customer Trust Funds

Overview

In connection with our U.S. and Canadian payroll and tax filing services, we collect funds for payment of payroll and taxes; temporarily hold such funds in trust until payment is due; remit the funds to the clients’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. The assets held in trust are intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.

Our customer trust funds are held and invested with the primary objectives being to ensure adequate liquidity to meet cash flow requirements and to protect the principal balance. In accordance with these objectives, we maintain on average approximately 45% of customer trust funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, or collateralized short-term investments; and we maintain on average approximately 55% of customer trust funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of U.S. Treasury and agency securities, Canada government and provincial securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate and bank securities. To maintain sufficient liquidity in the trust to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing.

Financial Statement Presentation

Investment income from invested customer trust funds constitutes a component of our compensation for providing services under agreements with our customers. Investment income from invested customer trust funds included in revenue was $17.6 and $11.4 for the three months ended March 31, 2018, and 2017, respectively. Investment income includes interest income, realized gains and losses from sales of customer trust funds’ investments, and unrealized credit losses determined to be other-than-temporary.

The amortized cost of customer trust funds as of as of March 31, 2018 and December 31, 2017, is comprised of the original cost of assets acquired. The amortized cost and fair values of investments of customer trust funds available for sale at as of March 31, 2018 and December 31, 2017, are as follows:

Investments of Customer Trust Funds at March 31, 2018

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Money market securities, investments carried at cost and other cash equivalents	$2,191.8			$2,191.8
Available for sale investments:
U.S. government and agency securities	623.1	—	(14.4)	608.7
Canadian and provincial government securities	411.9	4.8	(1.9)	414.8
Corporate debt securities	781.9	0.5	(4.8)	777.6
Asset-backed securities	264.6	0.1	(3.1)	261.6
Mortgage-backed securities	12.9	—	(0.3)	12.6
Other securities	17.0	—	(0.2)	16.8

Total available for sale investments	2,111.4	5.4	(24.7)	2,092.1

Invested customer trust funds	4,303.2	$5.4	$(24.7)	4,283.9

Trust receivables	10.0			10.0

Total customer trust funds	$4,313.2			$4,293.9

Investments of Customer Trust Funds at December 31, 2017

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Money market securities, investments carried at cost and other cash equivalents	$2,309.3	$—	$—	$2,309.3
Available for sale investments:
U.S. government and agency securities	584.6	0.1	(7.1)	577.6
Canadian and provincial government securities	418.2	6.6	(1.5)	423.3
Corporate debt securities	472.3	0.8	(2.5)	470.6
Asset-backed securities	280.8	—	(1.8)	279.0
Mortgage-backed securities	15.0	—	(0.2)	14.8
Other securities	17.0	—	(0.2)	16.8

Total available for sale investments	1,787.9	7.5	(13.3)	1,782.1

Invested customer trust funds	4,097.2	$7.5	$(13.3)	4,091.4

Trust receivables (a)	8.3			8.3

Total customer trust funds	$4,105.5			$4,099.7

The following represents the gross unrealized losses and the related fair value of the investments of customer trust funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(9.5)	$493.6	$(4.9)	$112.0	$(14.4)	$605.6
Canadian and provincial government securities	(1.9)	138.1	—	—	(1.9)	138.1
Corporate debt securities	(4.0)	300.8	(0.8)	39.0	(4.8)	339.8
Asset-backed securities	(2.9)	211.9	(0.2)	17.8	(3.1)	229.7
Mortgage-backed securities	(0.1)	3.3	(0.2)	9.1	(0.3)	12.4
Other securities	(a)	5.0	(0.2)	12.5	(0.2)	17.5

Total available for sale investments	$(18.4)	$1,152.7	$(6.3)	$190.4	$(24.7)	$1,343.1

(a)	These investments have been in an unrealized loss position; however, the amount of unrealized loss is less than $0.05.

Management does not believe that any individual unrealized loss as of March 31, 2018, represents an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at March 31, 2018, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	March 31, 2018
	Cost	Fair Value
Due in one year or less	$2,864.5	$2,864.6
Due in one to three years	525.6	522.0
Due in three to five years	544.8	538.0
Due after five years	368.3	359.3

Invested customer trust funds	$4,303.2	$4,283.9

7. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31,	December 31,
	2018	2017
Land	$7.5	$7.5
Software	212.1	207.2
Machinery and equipment	123.0	122.1
Buildings and improvements	36.8	36.6

Total property, plant, and equipment	379.4	373.4
Accumulated depreciation	(276.0)	(269.6)

Property, plant, and equipment, net	$103.4	$103.8

Depreciation expense of property, plant, and equipment totaled $9.4 and $8.7 for the three months ended March 31, 2018, and 2017, respectively.

8. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows for the three months ended March 31, 2018 and the year ended December 31, 2017:

	HCM	LifeWorks	Total
Balance at December 31, 2016	$1,933.1	$124.9	$2,058.0
Translation	27.9	1.4	29.3

Balance at December 31, 2017	1,961.0	126.3	2,087.3
Translation	(11.0)	(0.5)	(11.5)

Balance at March 31, 2018	$1,950.0	$125.8	$2,075.8

Intangible Assets

Other intangible assets consist of the following as of March 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
Customer lists and relationships	$246.8	$(213.2)	$33.6	5-15
Trade name	173.9	(2.0)	171.9	—
Technology	154.4	(153.3)	1.1	2-7

Total other intangible assets	$575.1	$(368.5)	$206.6

Other intangible assets consist of the following as of December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
Customer lists and relationships	$248.4	$(209.3)	$39.1	5-15
Trade name	174.0	(2.1)	171.9	—
Technology	155.6	(154.2)	1.4	2-7

Total other intangible assets	$578.0	$(365.6)	$212.4

Amortization expense related to definite-lived intangible assets was $5.5 and $5.4 for the three months ended March 31, 2018, and 2017, respectively.

9. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	March 31,	December 31,
	2018	2017
Term Debt, interest rate of 5.4% and 5.1% as of March 31, 2018 and December 31, 2017, respectively	$657.0	$657.3
Senior Notes, interest rate of 11.0% as of March 31, 2018 and December 31, 2017, respectively	475.0	475.0
Revolving Credit Facility ($130.0 available capacity less amounts reserved for letters of credit, which were $8.1 and $8.4 as of March 31, 2018 and December 31, 2017, respectively)	—	—

Total debt	1,132.0	1,132.3
Less unamortized discount on Term Debt	0.7	0.9
Less unamortized debt issuance costs on Senior Notes and Term Debt	10.8	11.6
Less current portion of long-term debt	—	—

Long-term debt, less current portion	$1,120.5	$1,119.8

Senior Secured Credit Facility

Ceridian entered into a credit agreement dated as of November 14, 2014, pursuant to the terms of which Ceridian became borrower of (i) a $702.0 term loan debt facility (the “Term Debt”) and (ii) a $130.0 revolving credit facility (the “Revolving Credit Facility”) (the Term Debt and the Revolving Credit Facility are together referred to as the “Senior Secured Credit Facility”). The Senior Secured Credit Facility is secured by all assets of Ceridian and is senior to Ceridian’s other debt. The Term Debt has a maturity date of September 2020, and the Revolving Credit Facility has a maturity date of September 2019. During the three months ended March 31, 2018, Ceridian made a final mandatory pre-payment of $0.3 towards the principal balance of the Term Debt from the proceeds received from the 2016 sale of our United Kingdom and Ireland business.

Senior Notes

Ceridian issued its senior notes due 2021 (“Senior Notes”) on October 1, 2013, in the principal amount of $475.0 guaranteed by Parent and its payment systems business unit (“Comdata”). In connection with the Parent’s divestiture of Comdata on November 14, 2014, Ceridian met the credit conditions to allow the Senior Notes to transition to stand-alone obligations of Ceridian. The Senior Notes are unsecured.

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness are as follows:

Years Ending December 31,	Amount
2018	$—
2019	—
2020	657.0
2021	475.0
2022	—
Thereafter	—

$1,132.0

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of our indebtedness was estimated to be $1,150.2 and $1,154.1 as of March 31, 2018 and December 31, 2017, respectively.

Debt Refinancing

Using the net proceeds received from the IPO and concurrent private placement, we satisfied and discharged the indenture governing our Senior Notes on April 30, 2018, and the Senior Notes will be redeemed as of May 30, 2018. Concurrently, we completed the refinancing of our Senior Secured Credit Facility. Please refer to Note 19, “Subsequent Events,” for further discussion of these transactions.

10. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months ended March 31,
	2018	2017
Net Periodic Pension Cost
Interest cost	$4.1	$4.3
Expected return on plan assets	(6.5)	(6.6)
Actuarial loss amortization	3.6	3.2

Net periodic pension cost	$1.2	$0.9

	Three Months ended March 31,
	2018	2017
Net Periodic Postretirement Benefit
Service cost	$(0.1)	$(0.1)
Interest cost	0.1	0.1
Actuarial gain amortization	(0.6)	(0.6)

Net periodic postretirement benefit gain	$(0.6)	$(0.6)

11. Share-Based Compensation

HCM Share-Based Compensation Plans

Prior to November 1, 2013, Ceridian employees participated in a share-based compensation plan of the ultimate parent of Ceridian. The 2007 Stock Incentive Plan (“2007 SIP”) authorized the issuance of up to 10,540,540 shares of common stock of Parent to eligible participants through stock options and stock awards. Eligible participants in the 2007 SIP included the Parent’s directors, employees and consultants.

Effective November 1, 2013, most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan (“2013 HCM SIP”). A small number of participants maintained their stock options in the 2007 SIP. As of March 31, 2018, there were 10,000 stock options outstanding under the 2007 SIP.

The 2013 HCM SIP authorized the issuance of up to 12,500,000 shares of common stock of Ceridian to eligible participants through stock options and other stock awards. On March 20, 2017, the Board of Directors approved an increase to the number of authorized shares under the 2013 HCM SIP to 15,000,000. Eligible participants in the 2013 HCM SIP include Ceridian’s directors, employees, and consultants.

As part of the 2013 HCM SIP, the Board of Directors approved a stock appreciation rights program that authorized the issuance of up to 600,000 stock appreciation rights. As of March 31, 2018, there were 260,850 outstanding stock appreciation rights.

As of March 31, 2018, there were 1,823,963 shares available for future grants of stock options and stock awards under the 2013 HCM SIP.

Stock options awarded under the 2013 HCM SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of employment, all vested options become eligible to be exercised generally within 90 days after termination. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant.

Share-based compensation expense for the HCM plans was $2.7 and $4.2 for three months ended March 31, 2018, and 2017, respectively.

On April 24, 2018, in connection with the IPO, the Board of Directors approved the 2018 Equity Incentive Plan (“2018 EIP”), which authorizes the issuance of up to 13,500,000 shares of common stock to eligible participants through equity awards. Concurrent with the IPO, 4,673,605 stock options were granted to current employees under the 2018 EIP. The exercise price of such stock options is $22.00, the IPO price, and the options will vest over four years.

Performance-Based Stock Options

Performance-based option activity for the period the period is as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2017	1,035,647	$13.46	3.5	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(5,572)	(13.46)	—	—

Options outstanding at March 31, 2018	1,030,075	$13.46	3.2	$—

As of March 31, 2018, there was $5.3 of share-based compensation expense related to unvested performance-based stock options not yet recognized.

Term-Based Stock Options

Term-based option activity for the period is as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2017	10,991,681	$16.52	6.9	$48.8
Granted	175,000	20.96	—	—
Exercised	(17,357)	(19.76)	—	—
Forfeited or expired	(41,988)	(17.38)	—	—

Options outstanding at March 31, 2018	11,107,336	$16.59	6.7	$48.5
Options exercisable at March 31, 2018	7,214,169	$16.19	5.6	$34.4

As of March 31, 2018, there was $20.8 of share-based compensation expense related to unvested term based awards not yet recognized, which is expected to be recognized over a weighted average period of 1.2 years. As of March 31, 2018, there were 7,214,169 vested term-based stock options.

Restricted Stock Units

Restricted stock units (“RSUs”) activity for the period is as follows.

Shares
RSUs outstanding at December 31, 2017	605,990
Granted	—
Shares issued upon vesting of RSUs	(76,190)
Forfeited or canceled	—

RSUs outstanding at March 31, 2018	529,800
RSUs releasable at March 31, 2018	125,000

During the three months ended March 31, 2018, 201,190 restricted stock units vested. Of the vested restricted stock units, 76,190 shares of common stock were issued, and 125,000 restricted stock units remained vested and releasable. As of March 31, 2018, there were 404,800 unvested restricted stock units outstanding. Restricted stock units generally vest annually over a three- or four-year period. As of March 31, 2018, there was $6.3 of share-based compensation expense related to unvested restricted stock units not yet recognized, which expected to be recognized over a weighted average period of 3.0 years.

Joint Venture Company Share-Based Compensation Plan

In connection with the formation of the Joint Venture Company, a share-based compensation scheme under English law (the “JV SIP”) was created. The JV SIP has authorized the issuance of 3,551,911 options to purchase Class C or Class D shares of the Joint Venture Company. Class C shares are ordinary shares in the Joint Venture Company with rights and liquidation preferences comparable to Class B shares. Class D shares are ordinary shares in the Joint Venture Company with rights and liquidation preferences comparable to Class A shares. Eligible participants in the JV SIP include the Joint Venture Company directors and employees.

Share-based compensation expense for the JV SIP was $0.2 and $0.3 for the years ended March 31, 2018 and 2017, respectively.

Class C Stock Options

Class C stock option activity for the period is as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2017	1,104,474	$2.44	6.9	$3.0
Granted	31,416	3.90	—	—
Exercised	—	—	—	—
Forfeited or expired	(21,590)	(4.57)	—	—

Options outstanding at March 31, 2018	1,114,300	$2.44	6.7	$3.1
Options exercisable at March 31, 2018	624,820	$1.74	6.5	$2.2

Class D Stock Options

Class D stock option activity for the period is as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2017	986,525	$8.60	5.8	$1.0
Granted	31,414	7.91	—	—
Exercised	—	—	—	—
Forfeited or expired	(26,200)	(8.83)	—	—

Options outstanding at March 31, 2018	991,739	$8.57	5.5	$1.1
Options exercisable at March 31, 2018	404,014	$8.58	5.5	$0.4

As of March 31, 2018, there was $2.4 of share-based compensation related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.8 years. As of March 31, 2018, there were 624,820 vested Class C options and 404,014 vested Class D options.

12. Supplementary Data to Statements of Operations

Other (income) expense, net consisted of foreign currency translation income of $2.8 for the three months ended March 31, 2018, and foreign currency translation expense of $0.9 for the three months ended March 31, 2017. For the three months ended March 31, 2018, and 2017, the foreign currency translation is primarily related to foreign currency remeasurement gains and losses resulting from intercompany receivables or payables denominated in foreign currencies.

13. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Trust Funds	Pension Liability Adjustment	Total
Balance as of December 31, 2017	$(160.6)	$(9.0)	$(142.5)	$(312.1)
Other comprehensive income (loss) before income taxes and reclassifications	(15.9)	(13.4)	(0.1)	(29.4)
Income tax benefit	—	0.8	—	0.8
Reclassifications to earnings	—	—	3.0	3.0

Other comprehensive income (loss) attributable to Ceridian	(15.9)	(12.6)	2.9	(25.6)

Balance as of March 31, 2018	$(176.5)	$(21.6)	$(139.6)	$(337.7)

During the three months ended March 31, 2018, other comprehensive loss attributable to noncontrolling interest was $0.2, entirely related to foreign currency translation. During the three months ended March 31, 2017, other comprehensive income attributable to noncontrolling interest was $0.1, entirely related to foreign currency translation.

14. Income Taxes

Our income tax provision (benefit) represents federal, state, and international taxes on our income recognized for financial statement purposes, which includes the effect of temporary differences between financial statement income and income recognized for tax return purposes. Our income tax provision is negatively affected by the need for a valuation allowance against our deferred tax assets. We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the requirement for a valuation allowance, we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our deferred tax assets not already identified as requiring a valuation allowance. As of March 31, 2018, and December 31, 2017, excluding the Joint Venture Company, we continued to record a full valuation allowance against our domestic deferred tax assets that are not offset by the reversal of deferred tax liabilities. In the future, if it is determined that we no longer have a requirement to record a valuation allowance against all or a portion of our deferred tax assets, the release of the valuation allowance would have a positive impact on our income tax provision.

On December 22, 2017, the Tax Cut and Jobs Act legislation (the “Act”) was signed into law. The Act made broad and complex changes to the U.S. tax code including: (a) lower U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, (b) accelerated expensing of qualified capital investments for a specific period, and (c) a transition from a worldwide tax system to a territorial tax system.

ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment; however, shortly after enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which allows a company to record a provisional amount when it does not have the necessary information available to complete its accounting for the change in the tax law. The FASB subsequently issued ASU 2018-05 to codify SAB 118 by amending ASC 740. ASU 2018-05 continues to allow a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

We recorded income tax expense of $6.8 during the three months ended March 31, 2018. Included in this amount are the estimated impacts of requiring a current inclusion in U.S. federal income of certain earnings of controlled foreign corporations, allowing a domestic corporation an immediate deduction in the U.S. taxable income for a portion of its foreign-derived intangible income, and the base erosion anti-abuse tax.

In January and April of 2018, the Internal Revenue Service (the “IRS”) issued guidance that provides additional clarification on certain aspects of the transition tax calculation. We did not record any change to our transition tax liability during the three months ended March 31, 2018. We are considering the additional IRS guidance as we continue to gather additional information related to the transition tax estimates and deferred tax estimates to more precisely compute the transition tax and remeasurement of deferred taxes. We anticipate additional IRS guidance relative to the impacts of the Act will be forthcoming throughout 2018.

The total amount of unrecognized tax benefits as of March 31, 2018, and December 31, 2017, were $10.5, including $2.1 of accrued interest, and $10.5, including $2.2 of accrued interest, respectively. Of the total amount of unrecognized tax benefits as of March 31, 2018, $9.9 represents the amount that, if recognized, would favorably impact our effective income tax rate. It is reasonable to expect that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or financial condition.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With a few exceptions we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

15. Commitments and Contingencies

Legal Matters

We are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, disputes with our competitors, intellectual property disputes, government audits and proceedings, customer disputes, and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

Our general terms and conditions in customer contracts frequently include a provision indicating we will indemnify and hold our customers harmless from and against any and all claims alleging that the services and materials furnished by us violate any third party’s patent, trade secret, copyright or other intellectual property right. We are not aware of any material pending litigation concerning these indemnifications.

Some of these matters raise difficult and complex factual and legal issues and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum, and law under which each action is proceeding. Because of these complexities, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities, if any.

There can be no certainty that we may not ultimately incur charges in excess of presently established or future financial accruals or insurance coverage. Although occasional adverse decisions or settlements may occur, it is management’s opinion that the final disposition of these proceedings will not, considering the merits of the claims and available resources or reserves and insurance, and based upon the facts and circumstances currently known, have a material adverse effect on our financial position or results of operations.

16. Related Party Transactions

Management Agreements

Ceridian is party to management agreements with affiliates of our Sponsors, Fidelity National Financial, Inc. (“FNF”) and THLM. FNF assigned its management agreement to Cannae in November 2017. Pursuant to these management agreements, Cannae and THLM each, respectively, agree to provide the Company with financial advisory, strategic, and general oversight services. These management agreements provide that we will pay annual management fees to each of Cannae and THLM in an amount equal to the greater of (a) $0.9, or (b) 0.5 percent of Adjusted EBITDA. Adjusted EBITDA, for purposes of the management agreements, is EBITDA as defined in the Ceridian Senior Secured Credit Facility, further adjusted to exclude the payments made pursuant to the management agreements and certain stock options or other equity compensation.

We recorded a management fee expense in selling, general, and administrative expense of $0.5, and $0.5 for the three months ended March 31, 2018, and 2017, respectively, related to these management agreements.

In April 2018, the management agreements terminated upon consummation of our IPO. Upon termination, the management agreements provided that we pay a termination fee equal to the net present value of the management fee for a seven year period, which was $11.3 million.

Indebtedness

Prior to its split-off from FNF, Cannae was an affiliate of FNF. FNF and its subsidiaries owned $24.0 and $24.0 of the Senior Notes as of March 31, 2018, and December 31, 2017, respectively. Based on this ownership, $0.8 and $0.8 in interest payments were made to FNF and its subsidiaries during the three months ended March 31, 2018, and 2017, respectively. FNF and its subsidiaries conducted the debt transactions through third parties in the ordinary course of their business and not directly with us. Following Cannae’s split-off from FNF, FNF retained ownership of the Senior Notes.

Service and Vendor Related Agreements

Ceridian is a party to a service agreement with CompuCom Systems, Inc. (“CompuCom”), an investment portfolio company of THL Partners. Pursuant to the service agreement, CompuCom agrees to provide us with service desk and desk side support services. Pursuant to this arrangement, we made payments to CompuCom totaling $0.2, and $0.5 during the three months ended March 31, 2018, and 2017, respectively.

Other Transactions

We provide Dayforce and related services to The Stronach Group, for which we recorded revenue of $0.1 for the three months ended March 31, 2018. Alon Ossip, the brother of David Ossip, is the chief executive officer of The Stronach Group.

We provide Dayforce and related services to FNF for which we recorded revenue of $0.1 and $0.3 for the three months ended March 31, 2018, and 2017, respectively.

17. Financial Data by Segment and Geographic Area

Segments

As of March 31, 2018, Ceridian had two operating and reportable segments, HCM and LifeWorks, based on the separate management teams, solutions, and objectives of the businesses. Our operating and reportable segments align with how management monitored operating performance, allocates resources, and deploys capital. There were two chief operating decision makers (“CODM”), the Chief Executive Officer (“CEO”) of HCM and the CEO of LifeWorks. Both reported directly to their separate Boards of Directors.

Segment performance is based on revenues and operating income or income (loss) before interest expense and income taxes. Interest expense and income taxes are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODMs. The amounts in the following tables are obtained from reports used by our senior management team. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization and share-based compensation. Total assets by segment were $6,723.8 for HCM and $155.7 for LifeWorks as of March 31, 2018, and $6,573.7 for HCM and $156.2 for LifeWorks as of December 31, 2017. Please refer to Note 8, “Goodwill and Intangible Assets,” for goodwill balances by segment.

	Three Months ended March 31, 2018
	HCM	LifeWorks	Total
Cloud revenue	$125.2	$—	$125.2
Bureau revenue	62.0	—	62.0
LifeWorks revenue	—	21.7	21.7

Total revenue	187.2	21.7	208.9
Operating profit (loss)	27.3	(0.9)	26.4
Depreciation and amortization	13.9	1.0	14.9
Capital expenditures	$10.3	$—	$10.3

	Three Months ended March 31, 2017
	HCM	LifeWorks	Total
Cloud revenue	$90.7	$—	$90.7
Bureau revenue	76.7	—	76.7
LifeWorks revenue	—	19.6	19.6

Total revenue	167.4	19.6	187.0
Operating profit	10.9	1.3	12.2
Depreciation and amortization	13.1	1.0	14.1
Capital expenditures	$8.7	$0.1	$8.8

Our Solutions

We categorize our solutions into three categories: Cloud HCM (“Cloud”), Bureau HCM (“Bureau”), and LifeWorks offerings.

•	Cloud revenue is generated from HCM solutions that are delivered via two cloud offerings: Dayforce and Powerpay. The Dayforce offering is differentiated from our market competition as being a single application that offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Dayforce revenue is primarily generated from monthly recurring fees charged on a PEPM basis, generally one-month in advance of service. Also included within Dayforce revenue is implementation, staging, and other professional services revenue; revenues from the sale, rental, and maintenance of time clocks; and billable travel expenses. The Powerpay offering is our solution designed primarily for small market Canadian customers. The typical Powerpay customer has fewer than 20 employees, and the majority of the revenue is generated from recurring fees charged on a per-employee, per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to the direct revenue earned from the Dayforce and Powerpay offerings, Cloud revenue also includes investment income generated from holding Cloud customer funds in trust before funds are remitted to taxing authorities, Cloud customer employees, or other third parties; and revenue from the sale of third party services.

•	Bureau revenue is generated primarily from HCM solutions delivered via a service-bureau model. These solutions are delivered via three primary service lines: payroll, payroll-related tax filing services, and outsourced human resource solutions. Revenue from payroll services is generated from recurring fees charged on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis. Our outsourced human resource solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting. We also perform HCM-related individual services for customers, such as check printing, wage attachment and disbursement, and ACA management. Additional items included in Bureau revenue are custom professional services revenue; investment income generated from holding Bureau customer funds in trust before funds are remitted to taxing authorities, Bureau customer employees, or other third parties; consulting services related to Bureau offerings; and revenue from the sale of third party services.

•	LifeWorks joint venture revenue is primarily generated from employee assistance, wellness, recognition, and incentive programs offered directly by LifeWorks in the United States, Canada, the United Kingdom and various other countries through LifeWorks’ network of contractors. LifeWorks offers employee engagement services, such as employee assistance programs, social recognition, discounts from participating vendors, a private social network, employee and corporate wellness, and employee engagement analytics.

Revenue by solution is as follows:

	Three Months ended March 31,
	2018	2017
Cloud	$125.2	$90.7
Bureau	62.0	76.7
LifeWorks	21.7	19.6

Total revenue	$208.9	$187.0

18. Net Loss per Share

We compute net loss per share of common stock using the treasury stock method.

Basic net loss per share is computed by dividing net loss attributable to Ceridian available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

For the calculation of diluted net loss per share, net loss per share is adjusted by the effect of dilutive securities, including awards under our share-based compensation plans. Diluted net loss per share is computed by dividing the resulting net loss attributable to Ceridian available to common stockholders by the weighted-average number of fully diluted common shares outstanding. During the three months ended March 31, 2018, and 2017, our potential dilutive shares, such as stock options, RSUs, and shares of senior and junior convertible preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations are calculated as follows:

	Three Months ended March 31,
	2018	2017
Numerator:
Net loss attributable to Ceridian	$(2.1)	$(11.2)
Less: Income from discontinued operations	—	0.5

Net loss from continuing operations attributable to Ceridian	(2.1)	(11.7)
Less: Senior Preferred Stock dividends declared	5.3	4.7

Net loss from continuing operations attributable to Ceridian available to common stockholders	$(7.4)	$(16.4)

Denominator:
Weighted-average shares outstanding—basic	65,314,462	65,034,610
Weighted-average shares outstanding—diluted	65,314,462	65,034,610
Net loss per share from continuing operations attributable to Ceridian—basic and diluted	$(0.11)	$(0.25)
Net income per share from discontinued operations—basic and diluted	$—	$0.01

Net loss per share attributable to Ceridian—basic and diluted	$(0.11)	$(0.24)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Three Months ended March 31,
	2018	2017
Senior convertible preferred stock	16,802,144	16,802,144
Junior convertible preferred stock	58,244,308	58,244,308
Stock options	12,055,839	10,715,493
Outstanding RSUs	581,440	218,741

Pro Forma Net Loss Per Share

Pro forma basic and diluted net loss per share for the three months ended March 31, 2018, has been computed to reflect the number of shares that will be outstanding after the internal corporate reorganization subsequent to our IPO and concurrent private placement, in which our senior convertible preferred stock and junior convertible preferred stock was converted into common stock. Pro forma basic and diluted net loss per share does not give effect to our IPO or concurrent private placement and the use of proceeds therefrom.

The numerators and denominators of pro forma basic and diluted net loss per share computations are calculated as follows:

Three Months ended March 31,
2018
Numerator:
Net loss attributable to Ceridian	$(2.1)
Less: Income from discontinued operations	—

Net loss from continuing operations attributable to Ceridian	$(2.1)

Denominator:
Weighted-average shares outstanding—basic and diluted	65,314,462
Pro forma adjustment to reflect assumed conversion of senior convertible preferred stock	13,124,574
Pro forma adjustment to reflect assumed conversion of junior convertible preferred stock	29,122,075

Pro forma weighted-average shares outstanding used to computed pro forma net loss per share—basic and diluted	107,561,111
Pro forma net loss per share from continuing operations attributable to Ceridian—basic and diluted	$(0.02)
Pro forma net income per share from discontinued operations—basic and diluted	$—

Pro forma net loss per share attributable to Ceridian—basic and diluted	$(0.02)

19. Subsequent Events

Reverse Stock Split

On April 10, 2018, we effected a 1-for-2 reverse stock split of our common stock. All of the common share and per share information referenced throughout this interim report have been retroactively adjusted to reflect this reverse stock split.

Initial Public Offering and Concurrent Private Placement

On April 30, 2018, we completed our initial public offering (“IPO”), in which we issued and sold 21,000,000 shares of common stock at a public offering price of $22.00 per share. We granted the underwriters a 30-day option to purchase an additional 3,150,000 shares of common stock at the offering price, which was exercised in full. A total of 24,150,000 shares of common stock were issued on April 30, 2018, with gross proceeds of $531.3 from the IPO before deducting underwriting discounts, commissions, and other offering expenses. Immediately subsequent to the closing of our IPO on April 30, 2018, THL / Cannae Investors LLC, one of our existing stockholders controlled by our Sponsors, purchased from us in a private placement $100.0 of our common stock at a price per share equal to the offering price. Based on the offering price of $22.00 per share, 4,545,455 shares were issued in this private placement. The condensed consolidated financial statements as of March 31, 2018, including share and per share amounts, do not give effect to the IPO, concurrent private placement, or the internal corporate reorganization discussed in Note 1, “Organization,” as the IPO and related transactions were completed subsequent to March 31, 2018.

Debt Refinancing

Concurrently with closing of the IPO and the concurrent private placement, we applied the net proceeds from the IPO to satisfy and to discharge the indenture governing our outstanding $475.0 principal amount Senior Notes, and they will be redeemed on May 30, 2018. We also refinanced our remaining indebtedness under our (i) $702.0 (original principal amount) Senior Term Debt and (ii) $130.0 Revolving Credit Facility, including accrued interest and related costs and expenses, with new senior credit facilities consisting of a $680.0 term loan debt facility and a $300.0 revolving credit facility.

LifeWorks Disposition

Contemporaneously with the IPO and concurrent private placement, we distributed our interest in LifeWorks to our existing stockholders of record prior to the IPO on a pro rata basis in accordance with their pro rata interests in us. As a result of the LifeWorks Disposition, we no longer have any material obligations under the LifeWorks joint venture agreement. In addition, upon completion of the LifeWorks Disposition, LifeWorks is no longer a separate reportable segment, and we will no longer have a non-controlling interest on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 (our “2017 Annual Report”) included within our prospectus dated April 25, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on April 26, 2018, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-223905) (the “Prospectus”). Any reference to a “Note” in this discussion relates to the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q unless otherwise indicated.

Overview

Ceridian is a global human capital management (“HCM”) software company. Dayforce, our flagship cloud HCM platform, provides human resources (“HR”), payroll, benefits, workforce management, and talent management functionality. Our platform is used by organizations, regardless of industry or size, to optimize management of the entire employee lifecycle, including attracting, engaging, paying, deploying, and developing their people. Dayforce was built as a single application from the ground up that combines a modern, consumer-grade user experience with proprietary application architecture, including a single employee record and a rules engine spanning all areas of HCM. Our platform is designed to make work life better for our customers and their employees by improving HCM decision-making processes, streamlining workflows, exposing strategic organizational insights, and simplifying legislative compliance. The platform is designed to ease administrative work for both employees and managers, creating opportunities for companies to increase employee engagement. We are a founder-led organization, and our culture combines the agility and innovation of a start-up with a history of deep domain and operational expertise.

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to more than 3,150 live Dayforce customers as of March 31, 2018. For the three months ended March 31, 2018, we added over 150 new live Dayforce customers.

In addition to Dayforce, we sell Powerpay, a cloud HR and payroll solution for the Canadian small business market, through both direct sales and established partner channels. We also continue to support customers using our Bureau solutions, which we generally stopped actively selling to new customers following the acquisition of Dayforce. We invest in maintenance and necessary updates to support our Bureau customers and continue to migrate them to Dayforce. We also own a controlling financial interest in a joint venture, LifeWorks, which offers an employee engagement platform that delivers employee assistance programs, social recognition, exclusive perks and discounts, a private social network, employee and corporate wellness programs, and employee engagement analytics in the United States, Canada, and the United Kingdom.

How We Generate Revenue

We generate recurring revenues primarily from recurring fees charged for the use of our Cloud HCM solutions, Dayforce and Powerpay, as well as from our Bureau solutions and LifeWorks joint venture. We also generate professional services and other revenue associated primarily with the work performed to assist customers with the planning, design, implementation, and staging of their cloud-based solution. Our HCM solutions are typically provided through long-term customer relationships that result in a high level of recurring revenue. For Dayforce, we primarily charge monthly recurring fees on a PEPM basis, generally one-month in advance of service, based on the number and type of solutions provided to the customer and the number of employees and other users at the customer. Our standard Dayforce contracts are generally for a three to five-year period. The average time it takes to implement Dayforce typically ranges from three months for smaller customers to nine months for larger customers. Once Dayforce is implemented, the customer goes live, and we begin to generate recurring revenue. For Powerpay, we charge customers recurring fees on a per-employee, per-process basis. Powerpay can typically be implemented on a remote basis within one to three days, at which point we start receiving recurring fees. For our Bureau solutions, we primarily charge recurring fees on a per-process basis. We also generate recurring revenue from investment income from funds held in trust on behalf of our customers. The LifeWorks joint venture also generates recurring revenue, primarily from employee assistance, wellness, recognition, and incentive programs.

Our Solutions

We categorize our solutions into three categories: Cloud HCM, Bureau HCM, and LifeWorks solutions.

Cloud revenue is generated from HCM solutions that are delivered via two cloud offerings: Dayforce and Powerpay. The Dayforce offering is differentiated from our market competition as being a single application that offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Dayforce revenue is primarily generated from monthly recurring fees charged on a PEPM basis, generally one-month in advance of service. Also included within Dayforce revenue is implementation, staging, and other professional services revenue; revenues from the sale, rental, and maintenance of time clocks; and billable travel expenses. The Powerpay offering is our solution designed primarily for small market Canadian customers. The typical Powerpay customer has fewer than 20 employees, and the majority of the revenue is generated from recurring fees charged on a per-employee, per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to the direct revenue earned from the Dayforce and Powerpay offerings, Cloud revenue also includes investment income generated from holding Cloud customer funds in trust before funds are remitted to taxing authorities, Cloud customer employees, or other third parties; and revenue from the sale of third party services.

Bureau revenue is generated primarily from HCM solutions delivered via a service-bureau model. These solutions are delivered via three primary service lines: payroll, payroll-related tax filing services, and outsourced human resource solutions. Revenue from payroll services is generated from recurring fees charged on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis. Our outsourced human resource solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting. We also perform HCM-related individual services for customers, such as check printing, wage attachment and disbursement, and ACA management. Additional items included in Bureau revenue are custom professional services revenue; investment income generated from holding Bureau customer funds in trust before funds are remitted to taxing authorities, Bureau customer employees, or other third parties; consulting services related to Bureau offerings; and revenue from the sale of third party services.

LifeWorks joint venture revenue is primarily generated from employee assistance, wellness, recognition, and incentive programs offered directly by LifeWorks in the United States, Canada, the United Kingdom and various other countries through LifeWorks’ network of contractors. LifeWorks offers employee engagement services, such as employee assistance programs, social recognition, discounts from participating vendors, a private social network, employee and corporate wellness, and employee engagement analytics.

Our History

Ceridian was acquired in 2007 by affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL Partners”) and Cannae Holdings, Inc., formerly known as Fidelity National Financial Ventures, LLC (“Cannae”) (THL Partners and Cannae are together referred to as the “Sponsors”). In April 2012, Ceridian acquired Dayforce Corporation, which had built Dayforce, a Cloud HCM solution. In the months following the acquisition, Dayforce founder David D. Ossip was named Chief Executive Officer of Ceridian HCM, and shortly thereafter, we generally stopped actively selling our Bureau solutions to new customers in the United States to focus our resources on expanding the Dayforce platform and growing Cloud HCM solutions. For each quarter since September 30, 2016, our Cloud HCM revenue has surpassed our Bureau HCM revenue.

As part of our strategy to focus on the growth of our Cloud HCM solutions business, we (i) sold our consumer-directed benefit services business in 2013, (ii) merged Comdata, our payment systems business unit, with FleetCor Technologies Inc. in 2014, (iii) sold our benefits administration and post-employment compliance business in 2015, and (iv) sold our United Kingdom and Ireland businesses and a portion of our operations that supported such businesses in the Republic of Mauritius in 2016. Our benefits administration and post-employee compliance business, our United Kingdom and Ireland businesses, and our divested Mauritius operations are presented as discontinued operations in our financial statements. Our consumer-directed benefits services business and our benefits administration and post-employment compliance business are collectively referred to as our “Divested Benefits Businesses.” As a result of these transactions, we only actively sell Dayforce and Powerpay in our HCM segment, which we believe simplifies our business model and positions us well for continued growth. In 2016, we contributed our LifeWorks employee assistance program business to a joint venture, LifeWorks, that provides employee assistance, wellness, recognition, and incentives programs in the United States, Canada, and the United Kingdom. Prior to the formation of the LifeWorks joint venture, employee assistance programs were provided by Ceridian.

Recent Developments

On April 30, 2018, we completed our initial public offering (“IPO”), in which we issued and sold 21,000,000 shares of common stock at a public offering price of $22.00 per share. We granted the underwriters a 30-day option to purchase an additional 3,150,000 shares of common stock at the offering price, which was exercised in full. A total of 24,150,000 shares of common stock were issued on April 30, 2018, with gross proceeds of $531.3 million from the IPO before deducting underwriting discounts, commissions, and other offering expenses. Immediately subsequent to the closing of our IPO on April 30, 2018, THL / Cannae Investors LLC, one of our existing stockholders controlled by our Sponsors, purchased from us in a private placement $100.0 million of our common stock at a price per share equal to the offering price. Based on the offering price of $22.00 per share, 4,545,455 shares were issued in this private placement.

We applied the net proceeds from the IPO to satisfy and to discharge the indenture governing our outstanding $475.0 million principal amount Senior Notes, and they will be redeemed on May 30, 2018. Concurrently, we also refinanced our remaining indebtedness under our (i) $702.0 million (original principal amount) Senior Term Debt and (ii) $130.0 million Revolving Credit Facility, including accrued interest and related costs and expenses, with new senior credit facilities consisting of a $680.0 million term loan debt facility and a $300.0 million revolving credit facility.

Contemporaneously with the IPO and concurrent private placement, we distributed our interest in LifeWorks to our existing stockholders of record prior to the IPO on a pro rata basis in accordance with their pro rata interests in us (“LifeWorks Disposition”). As a result of the LifeWorks Disposition, we no longer have any material obligations under the LifeWorks joint venture agreement.

Please refer to Note 19, “Subsequent Events,” for further discussion of these transactions.

Our Business Model

Our business model focuses on supporting the rapid growth of Dayforce and maximizing the lifetime value of our Dayforce customer relationships. Due to our subscription model, where we recognize subscription revenues ratably over the term of the subscription period, and high customer retention rates, we have a high level of visibility into our future revenues. The profitability of a customer to our business depends, in large part, on how long they have been a customer. Because in our business model, PEPM subscription fees are not charged until the customer goes live, and because we incur costs in advance of receiving PEPM revenue that are not offset by our implementation fees, we estimate that it takes an average of 2.5 years before we are able to recover our implementation, customer acquisition, and other direct costs on a new Dayforce customer contract. As the proportion of Dayforce customers who have been live for two or more years increases, our related profitability increases. The following sets forth the number of live Dayforce customers at the end of each quarter presented:

	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2018	2017	2017	2017	2017	2016
Live Dayforce customers	3,154	3,001	2,855	2,690	2,480	2,339
Dayforce customers live for two or more years	1,872	1,770	1,628	1,524	1,377	1,276
Proportion of Dayforce customers live for two or more years	59%	59%	57%	57%	56%	55%

Over the lifetime of the customer relationship, we have the opportunity to realize additional PEPM revenue, both as the customer grows or rolls out the Dayforce solution to additional employees, and also by selling additional functionality to existing customers that do not currently utilize our full platform. We also incur costs to manage the account, to support customers, and to sell additional functionality. These costs, however, are significantly less than the costs initially incurred to acquire and to implement the customer.

Key Factors and Trends Affecting Our Results of Operations

Set forth below is a discussion of some of the key factors and trends affecting our results of operations.

Growing our Dayforce Customer Base

A key part of our strategy is to continue to grow our Dayforce customer base. We have developed sales and marketing efforts that are designed for effective customer acquisition. As of March 31, 2018, we had more than 3,150 live Dayforce customers, an increase of approximately 670 customers as compared to the total at March 31, 2017. Our continued focus on sales execution is important to drive further penetration of the Dayforce platform and to expand our market share. We also believe that there is a significant opportunity for our solution outside of our core North American markets. Dayforce was designed as a global platform; and we intend to expand globally through both the expansion of our own proprietary payroll functionality, as well as through new and existing partnerships with local vendors, including our existing membership in the Payroll Services Alliance.

Extending Product Leadership

We are committed to delivering market-leading HCM solutions preferred by employers and employees alike. We believe that maintaining our product leadership is critical to driving further revenue growth. Our leading market position in technology is based on our ability to innovate and to bring new solutions to market. Dayforce is designed around our proprietary single application architecture, which features continuous calculation and includes a single cross-domain rules engine and a complete employee record, which facilitates new innovation. Since 2012, we have developed a full suite of HCM functionality. We intend to continue to extend the functionality and breadth of our platform in the future. We have a roadmap for continued development, which includes adding native payroll capabilities for additional countries. We intend to continue to invest in our product development and innovation to maintain our strong, differentiated technology position.

Retaining and Expanding Revenue from Existing Dayforce Customers

The economic benefits of our business model include persistent, long-lived customer relationships, as well as the opportunity to realize additional revenue from existing customers. Our annual Cloud revenue retention rate was over 95% in 2017, reflecting high retention rates with Dayforce customers, driving strong customer lifetime value. Because our subscription revenue is based on a PEPM charge, as customers grow and add more employees, we realize a corresponding increase in PEPM revenue. Moreover, with the continued launch of new functionality for our Dayforce platform, we have the opportunity to realize incremental revenue by selling additional functionality to existing customers that do not currently utilize our full platform. We believe that this opportunity is particularly strong in the enterprise segment, where customers often start with a subset of our Dayforce platform in conjunction with point solutions from other vendors that we target to replace over time.

Managing the Migration of our Bureau Customers to Dayforce

We generally stopped actively selling our Bureau solutions to new customers in the United States in 2012 and have been marketing our Dayforce platform to new and existing customers since that time. For the three months ended March 31, 2018, Bureau revenue declined by $14.7 million, or 19.2%, as compared to the three months ended March 31, 2017. Of the $14.7 million decline in Bureau revenue for the three months ended March 31, 2018, $6.1 million was associated with customers migrating to Dayforce, which represented 18% of the increase in Cloud revenue during this period. As the number of Bureau customers continues to decline, our results of operations will depend, in part, on replacing the revenue from Bureau customer attrition and on maintaining the profitability of services to our remaining Bureau customers. We believe that our cloud Dayforce platform is attractive to many customers that currently use an outsourced service bureau for their payroll and HCM-related needs; and, as a result, that sales to new customers and sales of additional functionality to our growing Dayforce customer base will continue to more than offset the decline in revenue from Bureau customers. We also believe that we will continue to be able to provide services to our remaining Bureau customers at attractive margins. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers driven by increased product density on the Dayforce platform.

Profitably Managing our Growth

We carefully designed and built Dayforce to meet the needs of a homogeneous market with a common set of requirements and compliance challenges across organization sizes and industries. To support our rapid growth, we have rigorously managed our implementation and customer support operations to maintain consistent, repeatable methods and processes and to take advantage of automation. We believe that our business model enables us to realize significant operating leverage and economies of scale and that we can continue to acquire, to implement, and to support more customers and to generate more revenue without a corresponding increase in expenses. Our profitability depends in part upon our ability to achieve a balance in the timing and magnitude of required investments in sales and marketing, implementation, and customer support.

How We Assess Our Performance

In assessing our performance, we consider a variety of performance indicators in addition to revenue and net income. Set forth below is a description of our key performance measures.

The following table sets forth our key performance indicators for the periods presented.

	Three Months Ended March 31,
	2018	2017
Live Dayforce customers	3,154	2,480
HCM Adjusted EBITDA (a) (Dollars in millions)	$43.6	$31.2
HCM Adjusted EBITDA margin	23.3%	18.6%

(a)	For a reconciliation of HCM Adjusted EBITDA to HCM operating profit, please see the “HCM Adjusted EBITDA,” section below.

Live Dayforce Customers

In our business model, PEPM subscription fees are not charged until the customer goes live on the platform, and we use the number of customers live on Dayforce as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We have 3,154 customers live on Dayforce as of March 31, 2018.

HCM Adjusted EBITDA

We believe that HCM Adjusted EBITDA and HCM Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. HCM Adjusted EBITDA and HCM Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors. We define HCM Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude net income or loss from discontinued operations, LifeWorks EBITDA, sponsor management fees, non-cash charges for asset impairments, gains or losses on assets and liabilities held in a foreign currency other than the functional currency of a company subsidiary, non-cash share-based compensation expense, severance charges, restructuring consulting fees, and environmental reserve charges. HCM Adjusted EBITDA margin is determined by calculating the percentage HCM Adjusted EBITDA is of Total HCM Revenue. Management believes that HCM Adjusted EBITDA and HCM Adjusted EBITDA margin are helpful in highlighting management performance trends because HCM Adjusted EBITDA and HCM Adjusted EBITDA margin exclude the results of decisions that are outside the control of operating management.

Our presentation of HCM Adjusted EBITDA and HCM Adjusted EBITDA margin are intended as supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. HCM Adjusted EBITDA and HCM Adjusted EBITDA margin should not be considered as alternatives to operating income (loss), net income (loss), earnings per share, or any other performance measures derived in accordance with U.S. GAAP, or as measures of operating cash flows or liquidity. Our presentation of HCM Adjusted EBITDA and HCM Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by these items. HCM Adjusted EBITDA and HCM Adjusted EBITDA margin are included in this discussion because they are key metrics used by management to assess our operating performance.

HCM Adjusted EBITDA and HCM Adjusted EBITDA margin are not defined under U.S. GAAP, are not measures of net income, operating income, or any other performance measures derived in accordance with U.S. GAAP, and are subject to important limitations. Our use of the terms HCM Adjusted EBITDA and HCM Adjusted EBITDA margin may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with U.S. GAAP.

HCM Adjusted EBITDA and HCM Adjusted EBITDA margin have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	HCM Adjusted EBITDA and HCM Adjusted EBITDA margin do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	HCM Adjusted EBITDA and HCM Adjusted EBITDA margin do not reflect changes in, or cash requirements for, our working capital needs;

•	HCM Adjusted EBITDA and HCM Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;

•	HCM Adjusted EBITDA and HCM Adjusted EBITDA margin do not reflect the impact of share-based compensation upon our results of operations;

•	HCM Adjusted EBITDA and HCM Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt; and

•	HCM Adjusted EBITDA and HCM Adjusted EBITDA margin do not reflect our income tax expense or the cash requirements to pay our income taxes.

In evaluating HCM Adjusted EBITDA and HCM Adjusted EBITDA margin, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

The following table reconciles HCM operating profit to HCM Adjusted EBITDA for the periods presented:

	Three Months ended March 31,
	2018	2017
	(Dollar in millions)
HCM operating profit	$27.3	$10.9
Depreciation and amortization	13.9	13.1

HCM EBITDA from continuing operations (1)	41.2	24.0
Sponsorship management fees (2)	0.5	0.5
Intercompany foreign exchange loss (gain)	(2.8)	0.8
Share-based compensation (3)	2.7	4.2
Severance charges (4)	1.9	1.9
Restructuring consulting fees (5)	0.1	(0.2)

HCM Adjusted EBITDA	$43.6	$31.2

(1)	We define HCM EBITDA from continuing operations as HCM net income or loss before interest, taxes, depreciation and amortization, and net income or loss from discontinued operations.
(2)	Represents expenses related to our management, monitoring, consulting, transaction, and advisory fees and related expenses paid to the affiliates of our Sponsors pursuant to the management agreement with THL Managers VI, LLC (“THLM”) and Cannae. See Note 16 to our condensed consolidated financial statements, “Related Party Transactions,” for further information.
(3)	Represents the share-based compensation adjustment only for our HCM segment.
(4)	Represents costs for severance compensation paid to employees whose positions have been eliminated, resulting primarily from the shift of business from our Bureau solutions to our Cloud solutions.
(5)	Represents consulting fees and expenses incurred during the periods presented in connection with any acquisition, investment, disposition, recapitalization, equity offering, issuance or repayment of indebtedness, issuance of equity interests, or refinancing.

Components of Our Results of Operations

We have two operating and reportable segments, HCM and LifeWorks. HCM includes both of our Cloud solutions, Dayforce and Powerpay, as well as our Bureau HCM solutions. Our LifeWorks segment reflects the results of the LifeWorks joint venture.

Revenues

We have two categories of revenues: (i) recurring services and (ii) professional services and other. Recurring services revenues consist of the recurring fees that we charge for our Cloud HCM and Bureau HCM solutions, as well as LifeWorks solutions. For our Dayforce solutions, we primarily charge monthly recurring fees on a PEPM basis, generally one-month in advance of service, based on the number and type of solutions provided to the customer and the number of employees at the customer. We charge Powerpay customers recurring fees on a per-employee, per-process basis. For our Bureau HCM solutions, we typically charge recurring fees on a per-process basis. We also generate recurring services revenue from investment income on our Cloud and Bureau customer funds held in trust before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue. Professional services and other revenues consist primarily of charges relating to the work performed to assist customers with the implementation of their solutions. Also included in professional services and other revenues are any related training services, post-implementation professional services, and purchased time clocks. We also generate professional services and other revenues from other professional services and consulting services that we provide and for certain third party services that we arrange for our Bureau customers.

The following table presents our Cloud HCM revenue for both recurring and professional services and other, for both our Dayforce and Powerpay solutions for the periods presented.

	Three Months ended March 31,		Growth rate year-over-year	Growth rate on a constant currency basis (a)
	2018	2017	2018 vs. 2017	2018 vs. 2017
	(Dollar in millions)
Dayforce	$102.4	$71.0	44.2%	42.8%
PowerPay	22.8	19.7	15.7%	10.0%

Total Cloud revenue	$125.2	$90.7	38.0%	35.6%

(a)	We present revenue growth in a constant currency to provide a framework for assessing how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations. We calculate percentage change in revenue on a constant currency basis by applying a fixed 1.30 Canadian dollar to 1 U.S. dollar foreign exchange rate to revenues originally booked in Canadian dollars and 0.75 British pound sterling to 1 U.S. dollar foreign exchange rate to revenues originally booked in British pound sterling for all applicable periods.

Cloud revenue was $125.2 million for the three months ended March 31, 2018, an increase of 38.0% when compared to three months ended March 31, 2017. Dayforce revenue increased 44.2%, and Powerpay revenue increased 15.7% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. On a constant currency basis, Dayforce revenue increased 42.8%, and Powerpay revenue increased 10.0% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Our new business sales to Dayforce customers comprised 82% of our increase in Cloud revenue for the three months ended March 31, 2018, including sales to new Dayforce customers and sales of additional functionality to existing Dayforce customers; and the remaining 18% consisted primarily of customer migration to Dayforce from our Bureau solutions.

As we focused on our Cloud HCM solutions, we generally ceased marketing our Bureau solutions to new customers in the United States in 2012 and in Canada in 2015, and have been actively marketing our Dayforce platform to these customers since that time. During the three months ended March 31, 2018, Bureau revenue declined by $14.7 million, or 19.2%, as compared to the three months ended March 31, 2017.

Our customer trust funds are invested with safety of principal and liquidity as the primary objectives. As a secondary objective, we also seek to maximize float revenue, which is affected by the balances held in our customer trust funds and the interest rates earned on invested funds. The average float balance for our customer trust funds for the three months ended March 31, 2018, was $4,072.0 million, compared to $3,764.9 million for the three months ended March 31, 2017. The average yield was 1.75% during the three months ended March 31, 2018, an increase of 52 basis points compared to the three months ended March 31, 2017. Investment income from invested customer trust funds included in revenue was $17.6 and $11.4 for the three months ended March 31, 2018, and 2017, respectively.

Cost of Revenue

Cost of revenue consists of costs to deliver our solutions. Most of these costs are recognized as incurred. Some costs of revenue are recognized in the period that a service is sold and delivered. Other costs of revenue are recognized over the period of use or in proportion to the related revenue.

Share-Based Compensation Expense

We grant share-based compensation awards to certain employees, officers, and non-employee directors as long-term incentive compensation. We recognize the related expense for time-based awards ratably over the applicable vesting period. We recognize the related expense for performance-based awards upon the achievement of the performance criteria. Such expense is recognized as either cost of revenue or selling, general, and administrative expense. The following table shows the allocation of share-based compensation expense among our expense line items for the periods presented:

	Three Months ended March 31,
	2018	2017
	(Dollar in millions)
Cost of revenue:
Recurring services	$0.1	$0.2
Professional services and other	0.1	0.3
Product development and management	0.1	0.2
Selling, general, and administrative	2.6	3.8

Total share-based compensation expense	$2.9	$4.5

Included within selling, general, and administrative expense was $0.4 million and $0.4 million of share-based compensation expense related to sales and marketing for the three months ended March 31, 2018, and 2017, respectively.

Results of Operations

Three Months ended March 31, 2018, Compared with Three Months ended March 31, 2017

Consolidated Results

The following table sets forth our results of operations for the periods presented.

	Three Months Ended		Increase /
	March 31,		(Decrease)		% of Revenue
	2018	2017	Amount	%	2018	2017
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$106.0	$76.4	$29.6	38.7%	50.7%	40.9%
Bureau	61.0	75.4	(14.4)	(19.1)%	29.2%	40.3%
LifeWorks	21.7	19.6	2.1	10.7%	10.4%	10.5%

Total recurring services	188.7	171.4	17.3	10.1%	90.3%	91.7%
Professional services and other	20.2	15.6	4.6	29.5%	9.7%	8.3%

Total revenue	208.9	187.0	21.9	11.7%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	33.1	28.9	4.2	14.5%	15.8%	15.5%
Bureau	17.6	20.4	(2.8)	(13.7)%	8.4%	10.9%
LifeWorks	12.0	9.5	2.5	26.3%	5.7%	5.1%

Total recurring services	62.7	58.8	3.9	6.6%	30.0%	31.4%
Professional services and other	32.8	33.9	(1.1)	(3.2)%	15.7%	18.1%
Product development and management	15.4	12.8	2.6	20.3%	7.4%	6.8%
Depreciation and amortization	8.8	7.7	1.1	14.3%	4.2%	4.1%

Total cost of revenue	119.7	113.2	6.5	5.7%	57.3%	60.5%

Gross profit	89.2	73.8	15.4	20.9%	42.7%	39.5%
Costs and expenses:
Selling, general, and administrative	65.6	60.7	4.9	8.1%	31.4%	32.5%
Other (income) expense, net	(2.8)	0.9	(3.7)	(411.1)%	(1.3)%	0.5%
Interest expense, net	22.2	21.4	0.8	3.7%	10.6%	11.4%

Total costs and expenses	85.0	83.0	2.0	2.4%	40.7%	44.4%

Income (loss) from continuing operations before income taxes	4.2	(9.2)	13.4	145.7%	2.0%	(4.9)%
Income tax expense	6.8	2.5	4.3	172.0%	3.3%	1.3%

Loss from continuing operations	(2.6)	(11.7)	9.1	77.8%	(1.2)%	(6.3)%
Income from discontinued operations	—	0.5	(0.5)	(100.0)%	—%	0.3%

Net loss	(2.6)	(11.2)	8.6	76.8%	(1.2)%	(6.0)%
Net loss attributable to noncontrolling interest	(0.5)	—	(0.5)	n.m.	(0.2)%	—%

Net loss attributable to Ceridian	$(2.1)	$(11.2)	$9.1	81.3%	(1.0)%	(6.0)%

Revenue. The following table sets forth certain information regarding our consolidated revenues for the three months ended March 31, 2018, compared with the three months ended March 31, 2017.

	Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
Revenue:
Cloud
Recurring services	38.7%	2.0%	36.7%
Professional services and other	34.3%	4.4%	29.9%

Total Cloud revenue	38.0%	2.4%	35.6%
Bureau (b)	(19.2)%	0.8%	(20.0)%
LifeWorks	10.7%	3.2%	7.5%

Total revenue	11.7%	1.8%	9.9%

(a)	We present revenue growth in a constant currency to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. We calculate percentage change in revenue on a constant currency basis by applying a fixed 1.30 Canadian dollar to 1 U.S. dollar foreign exchange rate to revenues originally booked in Canadian dollars and 0.75 British pound sterling to 1 U.S. dollar foreign exchange rate to revenues originally booked in British pound sterling for all applicable periods.
(b)	Consists of Recurring services revenue and Professional services and other revenue related to Bureau.

Total revenue increased $21.9 million, or 11.7%, to $208.9 million for the three months ended March 31, 2018, compared to $187.0 million for the three months ended March 31, 2017. This increase was primarily attributable to an increase in Cloud revenue of $34.5 million, or 38.0%, from $90.7 million for the three months ended March 31, 2017, to $125.2 million for the three months ended March 31, 2018. The Cloud revenue increase was driven by an increase of $29.6 million, or 38.7%, in Cloud recurring services revenue, and $4.9 million, or 34.3%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $29.6 million was due to $17.7 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses; $6.1 million from the migration of Bureau customers; and $5.8 million from increased float revenue related to Cloud recurring services revenue. The increase in Cloud revenue of $34.5 million and the increase in LifeWorks revenue of $2.1 million were partially offset by a decline in Bureau revenue of $14.7 million, or 19.2%. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $8.6 million, or 11.2%.

On a constant currency basis, total revenue grew 9.9%. This adjusted revenue growth was driven by an increase of 35.6% in Cloud revenue and 7.5% in LifeWorks revenue, partially offset by a decline of 20.0% in Bureau revenue. On a constant currency basis, Cloud revenue growth for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was driven by Cloud recurring services revenue, which increased by 36.7%, and professional services and other revenue, which increased by 29.9%, as we continued to sign and to activate new customers. Of the decline in Bureau revenue, approximately 60% was attributable to customer attrition and approximately 40% was due to customer migrations to Dayforce.

Cost of revenue. Total cost of revenue for the three months ended March 31, 2018, was $119.7 million, an increase of $6.5 million, or 5.7%, compared to the three months ended March 31, 2017.

Recurring services cost of revenue increased by $3.9 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to additional costs incurred to support the growing Dayforce customer base, partially offset by reductions in Bureau costs.

The reduction in cost of revenue for professional services and other of $1.1 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily due to productivity improvements in implementing new customers, reflecting the increased experience of our implementation consultants and the continued use of automation in our implementation processes.

Product development and management expense includes costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, enhancements to our existing solutions that do not result in additional functionality, and costs related to the management of our solutions. The increase in product development and management expense of $2.6 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, reflected increases in Dayforce product development efforts. For the three months ended March 31, 2018, and 2017, our investment in software development was $14.2 million and $12.6 million, respectively, comprised of $8.1 million and $7.2 million, of research and development expense, which is included within product development and management expense, and $6.1 million and $5.4 million in capitalized software development, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $1.1 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

The overall 11.7% increase in revenue outpaced the 5.7% increase in cost of revenue, and gross profit increased by $15.4 million, or 20.9%, as we continued to leverage our investment in people and processes to realize economies of scale.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $4.9 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, reflecting increases in sales and marketing expenses and LifeWorks expenses, partially offset by a reduction in share-based compensation expense. Sales and marketing expense was $31.7 million for the three months ended March 31, 2018, compared to $27.2 million for the three months ended March 31, 2017.

Other expense. For the three months ended March 31, 2018, we incurred $2.8 million of other income, net, compared to $0.9 million of other expense, net, for the three months ended March 31, 2017. The other income and expense, net, for the three months ended March 31, 2018, and 2017, respectively, was primarily related to foreign currency remeasurement gains and losses on intercompany receivables or payables denominated in foreign currencies. Please refer to Note 12, “Supplementary Data to Statement of Operations,” for further discussion.

Interest expense. Interest expense for the three months ended March 31, 2018, was $22.2 million, compared to $21.4 million for the three months ended March 31, 2017.

Income tax expense. For the three months ended March 31, 2018, we incurred income tax expense of $6.8 million, compared to $2.5 million for the three months ended March 31, 2017.

Discontinued operations. For the three months ended March 31, 2017, income from discontinued operations was $0.5 million. This income primarily relates to a final purchase price true-up related to one of the divested benefits businesses.

Net loss attributable to Ceridian. Net loss attributable to Ceridian improved by $9.1 million to $2.1 million of net loss for the three months ended March 31, 2018, compared to $11.2 million of net loss for the three months ended March 31, 2017.

HCM Segment Results

The following table presents certain financial information concerning the HCM segment’s results of operations for the periods presented.

	Three Months ended		Increase /
	March 31,		(Decrease)		% of Revenue
	2018	2017	Amount	%	2018	2017
	(Dollars in millions)
Cloud revenue	$125.2	$90.7	$34.5	38.0%	66.9%	54.2%
Bureau revenue	62.0	76.7	(14.7)	(19.2)%	33.1%	45.8%

Total HCM revenue	$187.2	$167.4	$19.8	11.8%	100.0%	100.0%
Operating profit	$27.3	$10.9	$16.4	150.5%	14.6%	6.5%
Depreciation and amortization	13.9	13.1	0.8	6.1%	7.4%	7.8%

HCM EBITDA from continuing operations (a)	41.2	24.0	17.2	71.7%	22.0%	14.3%
Other adjustments (b)	2.4	7.2	(4.8)	(66.7)%	1.3%	4.3%

HCM Adjusted EBITDA (c)	$43.6	$31.2	$12.4	39.7%	23.3%	18.6%

(a)	We define HCM EBITDA from continuing operations as HCM net loss before interest, taxes, depreciations and amortization, and discontinued operations.
(b)	Other adjustments include sponsor management fees, non-cash charges for asset impairments, gains or losses on assets and liabilities held in a foreign currency other than the functional currency of a company subsidiary, non-cash share-based compensation expense, severance charges, restructuring charges, and environmental reserve charges.
(c)	For a reconciliation of HCM Adjusted EBITDA to HCM operating profit, please refer to the “Overview” section above.

HCM revenue increased $19.8 million, or 11.8%, to $187.2 million for the three months ended March 31, 2018, compared to $167.4 million for the three months ended March 31, 2017. On a constant currency basis, revenue increased 10.2%. This adjusted revenue growth was driven by an increase of 35.6%, in Cloud revenue, which was partially offset by a decline of 20.0%, in Bureau revenue. The increase in Cloud revenue was driven by Cloud recurring services revenue, which increased by 36.7%, and Cloud professional services and other revenue, which increased by 29.9%. The decline in Bureau revenue was primarily attributable to customer attrition and customer migrations to Dayforce.

The table below presents total HCM segment gross margin and HCM solution gross margins for the periods presented:

	Three Months ended March 31,
	2018	2017
Total HCM segment gross margin	43.4%	39.3%
Gross margin by HCM solution:
Cloud recurring services	68.8%	62.2%
Bureau recurring services	71.1%	72.9%
Professional services and other	(62.4)%	(117.3)%

HCM segment gross margin is defined as total HCM gross profit as a percentage of total HCM revenue, inclusive of HCM product development and management costs as well as HCM depreciation and amortization associated with cost of revenue. Gross margin for each HCM solution in the table above is defined as total revenue less cost of revenue for the applicable solution as a percentage of total revenue for that related HCM solution, exclusive of any product development and management or depreciation and amortization cost allocations. Cloud recurring services gross margin was 68.8% for the three months ended March 31, 2018, compared to 62.2% for the three months ended March 31, 2017. Bureau recurring services gross margin was 71.1% for the three months ended March 31, 2018, compared to 72.9% for the three months ended March 31, 2017. Professional services and other gross margin was (62.4)% for the three months ended March 31, 2018, improving from (117.3)% for the three months ended March 31, 2017, reflecting an increase in profitable post go-live professional services and productivity improvements in implementing new customers.

HCM operating profit and HCM Adjusted EBITDA increased $16.4 million and $12.4 million, respectively, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to a $19.8 million increase in revenue, which flowed through to improve gross margin.

LifeWorks Segment Results

The following table presents certain financial information concerning the LifeWorks segment’s financial results:

	Three Months ended		Increase /
	March 31,		(Decrease)		% of Revenue
	2018	2017	Amount	%	2018	2017
	(Dollars in millions)
Revenue	$21.7	$19.6	$2.1	10.7%	100.0%	100.0%
Operating (loss) profit	$(0.9)	$1.3	$(2.2)	(169.2)%	(4.1)%	6.6%
Depreciation and amortization	1.0	1.0	—	—%	4.6%	5.1%

LifeWorks EBITDA (a)	0.1	2.3	(2.2)	(95.7)%	0.5%	11.7%
Other adjustments (b)	0.2	0.3	(0.1)	(33.3)%	0.9%	1.5%

LifeWorks Adjusted EBITDA	$0.3	$2.6	$(2.3)	(88.5)%	1.4%	13.3%

(a)	We define LifeWorks EBITDA as LifeWorks net income before taxes, depreciation and amortization.
(b)	Other adjustments include non-cash share-based compensation expense.

On a constant currency basis, LifeWorks revenue increased 7.5% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

LifeWorks operating (loss) profit and LifeWorks Adjusted EBITDA declined $2.2 million and $2.3 million, respectively, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily driven by an increase of $1.9 million in selling, general, and administrative expense.

LifeWorks Adjusted EBITDA

We report our financial results in accordance with U.S. GAAP. To supplement this information, we also use LifeWorks Adjusted EBITDA, a non-GAAP financial measure, in this Form 10-Q. We define LifeWorks Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude non-cash share-based compensation expense for our LifeWorks segment. Management believes that LifeWorks Adjusted EBITDA is helpful in highlighting management performance trends because LifeWorks Adjusted EBITDA excludes the results of decisions that are outside the control of operating management. By providing this non-GAAP financial measure, management believes we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

Our presentation of LifeWorks Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, U.S. GAAP. LifeWorks Adjusted EBITDA should not be considered as an alternative to operating income (loss), net income (loss), earnings per share, or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows or as measures of liquidity. Our presentation of LifeWorks Adjusted EBITDA should not be construed to imply that our future results will be unaffected by these items. LifeWorks Adjusted EBITDA is included in this Form 10-Q because it is a key metric used by management to assess our operating performance.

LifeWorks Adjusted EBITDA is not defined under U.S. GAAP, is not a measure of net income, operating income or any other performance measure derived in accordance with U.S. GAAP, and is subject to important limitations. Our use of the term LifeWorks Adjusted EBITDA may not be comparable to similarly titled measures of other companies in our industry and is not a measure of performance calculated in accordance with U.S. GAAP.

LifeWorks Adjusted EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	LifeWorks Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	LifeWorks Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	LifeWorks Adjusted EBITDA does not reflect any charges for the assets being depreciated and amortized that may have to be replaced in the future;

•	LifeWorks Adjusted EBITDA does not reflect the impact of share-based compensation upon our results of operations; and

•	LifeWorks Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our income taxes.

In evaluating LifeWorks Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Unaudited Pro Forma Consolidated Financial Data

The following unaudited pro forma condensed consolidated financial data consists of our unaudited pro forma condensed consolidated statement of operations and unaudited pro forma condensed consolidated statement of cash flows for the three months ended March 31, 2018, and our unaudited pro forma condensed consolidated balance sheet as of March 31, 2018. You should read the information set forth below together with the “Results of Operations” section above, the historical condensed consolidated financial statements and the corresponding notes included elsewhere in this Form 10-Q. The unaudited pro forma condensed consolidated statement of operations and unaudited pro forma condensed consolidated statement of cash flows for the three months ended March 31, 2018 and the unaudited pro forma condensed consolidated balance sheet as of March 31, 2018, have been adjusted to give effect to the distribution of shares of LifeWorks. The stockholders will receive these interests in a taxable distribution; and based on current estimates of the value of our interest in LifeWorks at the time of the disposition, we currently anticipate that we will incur approximately $3.2 million of foreign taxes and use approximately $96.0 million of our U.S. federal net operating losses to offset the U.S. tax gain. The net operating losses are currently subject to a full valuation allowance, therefore, the tax gain recognition and resulting use of the net operating loss and release of the valuation allowance result in no anticipated U.S. tax expense.

The following unaudited pro forma condensed consolidated balance sheet, statement of operations, and statement of cash flows have been derived from our historical condensed consolidated financial statements included elsewhere in this Form 10-Q. The statements are for informational purposes only and do not purport to represent what our financial position and results of operations actually would have been had the LifeWorks disposition occurred on the dates indicated, or to project our financial performance for any future period.

The unaudited pro forma condensed consolidated balance sheet adjustments assume that our distribution of LifeWorks occurred as of March 31, 2018. The unaudited pro forma consolidated statements of operations and unaudited pro forma condensed consolidated statement of cash flows assume that the separation occurred as of January 1, 2018.

The adjustment amounts primarily represent the LifeWorks segment amounts as presented in our financial statements with the addition of $3.2 million of foreign tax expense expected to be incurred by Ceridian as a result of expected gains recognized on the taxable distribution of LifeWorks to our stockholders. The adjustment to the income tax expense is comprised of two components: (i) the elimination of the LifeWorks tax expense of $1.0 million, and (ii) the addition of the $3.2 million expected tax expense to be incurred on the distribution. No pro forma adjustments are necessary for the expected use of net operating losses to offset taxable gains expected in the U.S., as they are subject to a full valuation allowance and would not have an impact on our financial statements. No other adjustments were necessary.

	Ceridian HCM Holding Inc. Unaudited Pro Forma Condensed Consolidated Balance Sheet
	March 31, 2018
	Ceridian Historical	Adjustments	Ceridian Pro Forma
	(Dollars in millions)
ASSETS
Current assets:
Cash and equivalents	$62.2	$7.6	$54.6
Trade and other receivables, net	81.1	15.1	66.0
Prepaid expenses	49.2	1.7	47.5
Other current assets	1.8	—	1.8

Total current assets before customer trust funds	194.3	24.4	169.9
Customer trust funds	4,293.9	—	4,293.9

Total current assets	4,488.2	24.4	4,463.8
Property, plant, and equipment, net	103.4	1.6	101.8
Goodwill	2,075.8	125.8	1,950.0
Other intangible assets, net	206.6	5.1	201.5
Other assets	5.5	2.0	3.5

Total assets	$6,879.5	$158.9	$6,720.6

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—
Accounts payable	47.6	6.0	41.6
Accrued interest	2.7	—	2.7
Deferred revenue	18.5	2.5	16.0
Employee compensation and benefits	55.7	1.5	54.2
Other accrued expenses	16.7	0.4	16.3

Total current liabilities before customer trust funds obligations	141.2	10.4	130.8
Customer trust funds obligations	4,313.2	—	4,313.2

Total current liabilities	4,454.4	10.4	4,444.0
Long-term debt, less current portion	1,120.5	—	1,120.5
Employee benefit plans	147.3	—	147.3
Other liabilities	53.8	10.6	43.2

Total liabilities	5,776.0	21.0	5,755.0
Total equity	1,103.5	137.9	965.6

Total liabilities and equity	$6,879.5	$158.9	$6,720.6

	Ceridian HCM Holding Inc. Unaudited Pro Forma Condensed Consolidated Statement of Operations
	Three Months Ended March 31, 2018
	Ceridian Historical	Adjustments	Ceridian Pro Forma
	(Dollars in millions)
Revenue:
Recurring services	$188.7	$21.7	$167.0
Professional services and other	20.2	—	20.2

Total revenue	208.9	21.7	187.2
Cost of revenue:
Recurring services	62.7	12.0	50.7
Professional services and other	32.8	—	32.8
Product development and management	15.4	1.7	13.7
Depreciation and amortization	8.8	0.1	8.7

Total cost of revenue	119.7	13.8	105.9

Gross profit	89.2	7.9	81.3
Costs and expenses:
Selling, general, and administrative	65.6	8.8	56.8
Other (income) expense, net	(2.8)	—	(2.8)
Interest expense, net	22.2	—	22.2

Total costs and expenses	85.0	8.8	76.2

Income (loss) from continuing operations before income taxes	4.2	(0.9)	5.1
Income tax expense	6.8	(2.2)	9.0

Loss from continuing operations	(2.6)	1.3	(3.9)
Income from discontinued operations	—	—	—

Net loss	(2.6)	1.3	(3.9)

Net loss attributable to noncontrolling interest	(0.5)	(0.5)	—

Net loss attributable to Ceridian	$(2.1)	$1.8	$(3.9)

	Ceridian HCM Holding Inc. Unaudited Pro Forma Condensed Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2018
	Ceridian Historical	Adjustments	Ceridian Pro Forma
	(Dollars in millions)
Net loss	$(2.6)	$1.3	$(3.9)
Adjustments to reconcile net loss to net cash used in operating activities:			—
Deferred income tax benefit	(0.1)	—	(0.1)
Depreciation and amortization	14.9	1.0	13.9
Amortization of debt issuance costs and debt discount	1.0	—	1.0
Net periodic pension and postretirement cost	0.6	—	0.6
Share-based compensation	2.9	0.2	2.7
Other	(0.1)	—	(0.1)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:	(39.9)	(0.2)	(39.7)

Net cash used in operating activities—continuing operations	(23.3)	2.3	(25.6)
Net cash used in operating activities—discontinued operations	(0.1)	—	(0.1)

Net cash used in operating activities	(23.4)	2.3	(25.7)
Cash Flows from Investing Activities			—
Purchase of customer trust funds marketable securities	(520.6)	—	(520.6)
Proceeds from sale and maturity of customer trust funds marketable securities	175.4	—	175.4
Net change in restricted cash and other restricted assets held to satisfy customer trust funds obligations	114.8	—	114.8
Expenditures for property, plant, and equipment	(2.9)	—	(2.9)
Expenditures for software and technology	(7.4)	—	(7.4)

Net cash used in investing activities	(240.7)	—	(240.7)
Cash Flows from Financing Activities			—
Increase in customer trust funds obligations, net	230.4	—	230.4
Repayment of long-term debt obligations	(0.3)	—	(0.3)

Net cash provided by financing activities	230.1	—	230.1
Effect of Exchange Rate Changes on Cash	(3.4)	—	(3.4)

Net decrease in cash and equivalents	(37.4)	2.3	(39.7)
Cash and equivalents at beginning of period	99.6	5.3	94.3

Cash and equivalents at end of period	$62.2	$7.6	$54.6

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, borrowings under our credit facilities, and proceeds from equity offerings. As of March 31, 2018, we had cash and equivalents of $62.2 million and availability under our revolving credit facility of $45.0 million. No cash amounts were drawn on the revolving credit facility as of March 31, 2018. Our total indebtedness was $1,132.0 million as of March 31, 2018. Please refer to Note 9, “Debt,” to our condensed consolidated financial statements, for further information on our indebtedness.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our indebtedness, working capital, capital expenditures, pension contributions, and product development.

Concurrently with closing of the IPO and the concurrent private placement on April 30, 2018, we applied the net proceeds to satisfy and discharge the indenture governing our outstanding $475.0 million principal amount Senior Notes, and they will be redeemed on May 30, 2018. We also refinanced our remaining indebtedness under our (i) $702.0 million (original principal amount) Senior Term Debt and (ii) $130.0 million Revolving Credit Facility, accrued interest and related costs and expenses, with new senior credit facilities consisting of a $680.0 million term loan debt facility and a $300.0 million revolving credit facility. Please refer to Note 19, “Subsequent Events,” for further discussion of these transactions.

Our customer trust funds are held and invested with the primary objectives being to ensure adequate liquidity to meet cash flow requirements and to protect the principal balance. In accordance with these objectives, we maintain on average approximately 45% of customer trust funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, or collateralized short-term investments; and we maintain on average approximately 55% of customer trust funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of U.S. Treasury and agency securities, Canada government and provincial securities, as well as highly rated asset-backed, mortgage- backed, municipal, corporate and bank securities. To maintain sufficient liquidity in the trust to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing. The assets held in trust are intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.

We believe that our cash flow from operations, availability under our revolving credit facility, and available cash and equivalents will be sufficient to meet our liquidity needs for the foreseeable future. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and to fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.

Statements of Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities from the periods presented.

	Three Months ended March 31,
	2018	2017
Net cash flows
Net cash used in operating activities—continuing operations	$(23.3)	$(44.0)
Net cash used in investing activities	(240.7)	(919.9)
Net cash provided by financing activities	230.1	910.2
Net cash flows used in discontinued operations	(0.1)	(0.7)
Effect of exchange rate on cash	(3.4)	0.7

Net cash flows used	(37.4)	(53.7)
Cash and equivalents at end of period	$62.2	$77.7

Net cash flows of customer trust funds
Net cash used in investing activities—continuing operations	$(230.4)	$(912.0)
Net cash provided by financing activities—continuing operations	230.4	912.0

Net cash flows provided by customer trust funds—continuing operations	$—	$—

Changes in cash flows due to purchases of customer trust fund marketable securities, proceeds from the sale or maturity of customer trust fund marketable securities, and the net increase (decrease) of restricted cash held to satisfy customer trust fund obligations are primarily due to the timing of funds collected from customers and payments made to satisfy customer obligations. Customer trust fund cash flows are significantly affected by the period end day of the week relative to customer payment cycles. The customer trust funds are fully segregated from our operating cash accounts and are evaluated and tracked separately by management. Therefore, to provide meaningful information to the readers, the following discussion is regarding the net cash flows excluding customer trust funds.

Operating Activities

Net cash used in operating activities from continuing operations of $23.3 million during the three months ended March 31, 2018, was primarily attributable to net changes in working capital of $39.9 million and net loss of $2.6 million, partially offset by certain non-cash items, primarily $14.9 million of depreciation and amortization and $2.9 million of share-based compensation expense. Net changes in working capital included reductions in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation; reductions in liabilities for accrued interest primarily as a result of $34.8 million in cash interest payments on our long-term debt; and increases in prepaid expenses and other current assets, primarily due to annual maintenance contracts. Included within net cash flows used in operating activities for the three months ended March 31, 2018, was $5.5 million in cash taxes and $1.9 million in pension payments.

Net cash used in operating activities from continuing operations of $44.0 million during the three months ended March 31, 2017, was primarily attributable to net changes in working capital of $51.3 million and net loss of $11.2 million, partially offset by certain non-cash items, primarily $14.1 million of depreciation and amortization and $4.5 million of share-based compensation expense. Net changes in working capital included reductions in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation; reductions in liabilities for accrued interest, primarily due to semi-annual payments on our long-term debt; increases in prepaid expenses and other current assets, primarily due to annual maintenance contracts, and reductions in liabilities for accrued taxes.

Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities from continuing operations excluding customer trust fund activity was $10.3 million, related to capital expenditures. Our capital expenditures included $7.4 million for software and technology and $2.9 million for property and equipment. For the three months ended March 31, 2018, capital expenditures for software development were $6.1 million which is included in capitalized expenditures for software and technology.

During the three months ended March 31, 2017, net cash used in investing activities from continuing operations excluding customer trust fund activity was $7.9 million, primarily related to capital expenditures, partially offset by net proceeds from divestitures of $0.9 million. Our capital expenditures included $6.2 million for software and technology and $2.6 million for property and equipment. For the three months ended March 31, 2017, capital expenditures for software development were $5.4 million which is included in capitalized expenditures for software and technology.

Financing Activities

Net cash used in financing activities from continuing operations excluding the change in customer trust fund obligation was $0.3 million during the three months ended March 31, 2018, related to repayment of long-term debt obligations.

Net cash used in financing activities from continuing operations excluding the change in customer trust fund obligation was $1.8 million during the three months ended March 31, 2017, related to the repurchase of our stock.

Cash Flows from Discontinued Operations

During the three months ended March 31, 2018, net cash used in discontinued operations was $0.1 million. During the three months ended March 31, 2017, net cash used in discontinued operations was $0.7 million. The cash flows from discontinued operations for all periods primarily relate to changes in working capital.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies and Estimates” contained in our 2017 Annual Report. For discussion of recently issued and adopted accounting pronouncements, please refer to Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included herein.

Off-Balance Sheet Arrangements

We do not and, as of March 31, 2018, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “assumes,” “projects,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Our actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in our filings with the SEC. Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-Q and the Prospectus, including the risk factors set forth in “Risk Factors” of the Prospectus. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or the terms of our indebtedness. These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to foreign currency exchange rates, interest rates, and pension obligations. We seek to minimize or to manage these market risks through normal operating and financing activities. We do not trade or use instruments with the objective of earning financial gains on the market fluctuations, nor do we use instruments where there are not underlying exposures.

Foreign Currency Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar. Due to the relative size of our international operations to date, we have not instituted an active hedging program. We expect our international operations to continue to grow in the near term, and we are monitoring the foreign currency exposure to determine if we should begin a hedging program.

Interest Rate Risk. In connection with our U.S. and Canadian payroll and tax filing services, we collect funds for payment of payroll and taxes; temporarily hold such funds in trust until payment is due; remit the funds to the customers’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. We invest the U.S. customer trust funds primarily in high- quality bank deposits, money market mutual funds, or collateralized short-term investments. We may also invest these funds in U.S. Treasury and agency securities, as well as highly rated asset-backed, mortgage-backed, municipal, and corporate securities. Our Canadian customer trust funds are invested in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset-backed trusts, and mortgages.

We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by the company or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. In 2017, we contributed $25.3 million to our pension plan. The effective discount rate used in accounting for pension and other benefit obligations in 2017 ranged from 3.01% to 3.25%. The expected rate of return on plan assets for qualified pension benefits in 2018 is 6.30%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act, therefore; our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement could apply as early as our Annual Report on Form 10-K for the year ending December 31, 2019 if certain triggers requiring accelerated filing deadlines are met prior to that. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company”. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the prospectus, dated April 25, 2018, filed pursuant to Rule 424(b)(4) with the SEC on April 26, 2018, relating to our initial public offering which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering

On April 30, 2018, we completed an initial public offering (“IPO”) of our common stock. In connection with the IPO, we issued and sold 24,150,000 shares of common stock at a price to the public of $22.00 per share. Prior to completion of the IPO, those shares were unregistered. However, as a result of their registration and sale pursuant to the IPO, we received approximately $531.3 million in gross proceeds before deducting underwriting discounts, commissions and other offering related expenses. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of our equity securities or to their associates or to our affiliates. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering.

We registered the shares under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-223905), which was filed with the SEC on March 26, 2018 and declared effective on April 25, 2018.

The IPO closed on April 30, 2018. The offering terminated after all of the shares of common stock were sold.

There was no material change in the planned use of proceeds from our IPO as described in our Prospectus.

Concurrent Private Placement

Immediately subsequent to our IPO on April 30, 2018, THL / Cannae Investors LLC, one of our existing stockholders controlled by our Sponsors, purchased from us in a private placement $100.0 million of our common stock at a price per share equal to the initial public offering price. Based on the IPO price of $22.00 per share, 4,545,455 shares were issued in this private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Ceridian HCM Holding Inc.

3.2	Amended and Restated Bylaws of Ceridian HCM Holding Inc.

4.1	Certificate of Common Stock.

4.2	Indenture, dated October 1, 2013, among Ceridian HCM Holding Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form S-1 Registration Statement filed by Ceridian HCM Holding Inc. on March 26, 2018 (No. 333-223905)).

4.3	First Supplemental Indenture, dated August 8, 2014, between Ceridian HCM Holding Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form S-1 Registration Statement filed by Ceridian HCM Holding Inc. on March 26, 2018 (No. 333-223905)).

4.4	Registration Rights Agreement by and among Ceridian HCM Holding Inc. and the other parties thereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: May 24, 2018	By:	/s/ David D. Ossip
Name: David D. Ossip
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2018	By:	/s/ Arthur Gitajn
Name: Arthur Gitajn
Title: Executive Vice President and Chief
Financial Officer
(Principal Financial Officer and Principal Accounting Officer)