Form 10-Q
period 2018-06-30
Ceridian HCM Holding Inc.
filed 2018-08-09
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 137,645,395 shares of Common Stock, $0.01 par value per share, as of August 6, 2018.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	our inability to attain or to maintain profitability;

•	significant competition for our solutions;

•	our inability to continue to develop or to sell our existing Cloud solutions;

•	our inability to manage our growth effectively;

•	the risk that we may not be able to successfully migrate our Bureau customers to our Cloud solutions or to offset the decline in Bureau revenue with Cloud revenue;

•	the market for enterprise cloud computing develops slower than we expect or declines;

•	efforts to increase use of our Cloud solutions and our other applications may not succeed;

•	we fail to provide enhancements and new features and modifications to our solutions;

•	failure to comply with the Federal Trade Commission’s (“FTC”) ongoing consent order regarding data protection;

•	system interruptions or failures, including cyber-security breaches, identity theft, or other disruptions that could compromise our information;

•	our failure to comply with applicable privacy, security and data laws, regulations and standards;

•	changes in regulations governing privacy concerns and laws or other domestic or foreign data protection regulations;

•	we are unable to successfully expand our current offerings into new markets or further penetrate existing markets;

•	we are unable to meet the more complex configuration and integration demands of our large customers;

•	our customers declining to renew their agreements with us or renewing at lower performance fee levels;

•	we fail to manage our technical operations infrastructure;

•	we are unable to maintain necessary third party licenses or errors;

•	our inability to protect our intellectual property rights, proprietary technology, information, processes, and know-how;

•	we fail to keep pace with rapid technological changes and evolving industry standards; or

•	changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$171.8	$94.2
Trade and other receivables, net	63.9	66.6
Prepaid expenses	42.0	36.4
Assets of discontinued operations	—	156.2
Other current assets	2.7	5.3

Total current assets before customer trust funds	280.4	358.7
Customer trust funds	3,703.9	4,099.7

Total current assets	3,984.3	4,458.4
Property, plant, and equipment, net	100.1	102.0
Goodwill	1,942.6	1,961.0
Other intangible assets, net	196.6	206.5
Other assets	1.8	2.0

Total assets	$6,225.4	$6,729.9

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5.1	$—
Accounts payable	39.2	44.4
Accrued interest	0.2	15.9
Deferred revenue	15.1	14.0
Employee compensation and benefits	55.4	68.8
Liabilities of discontinued operations	0.2	19.6
Other accrued expenses	20.1	15.0

Total current liabilities before customer trust funds obligations	135.3	177.7
Customer trust funds obligations	3,728.3	4,105.5

Total current liabilities	3,863.6	4,283.2
Long-term debt, less current portion	666.4	1,119.8
Employee benefit plans	141.4	152.4
Other liabilities	40.2	45.5

Total liabilities	4,711.6	5,600.9
Commitments and contingencies (Note 14)
Stockholders’ equity:
Senior preferred stock, $0.01 par, 70,000,000 shares authorized, 16,802,144 shares issued and outstanding as of December 31, 2017	—	184.8
Junior preferred stock, $0.01 par, 70,000,000 shares authorized, 58,244,308 shares issued and outstanding as of December 31, 2017	—	0.6
Common stock, $0.01 par, 500,000,000 shares authorized, 137,465,215 shares issued and outstanding as of June 30, 2018 and 150,000,000 shares authorized, 65,285,962 shares issued and outstanding as of December 31, 2017	1.4	0.7
Additional paid in capital	2,284.6	1,565.4
Accumulated deficit	(423.5)	(348.2)
Accumulated other comprehensive loss	(348.7)	(312.1)

Total stockholders’ equity	1,513.8	1,091.2
Noncontrolling interest	—	37.8

Total equity	1,513.8	1,129.0

Total liabilities and equity	$6,225.4	$6,729.9

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

(Unaudited; dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Recurring services	$156.6	$140.8	$323.6	$292.6
Professional services and other	22.7	16.7	42.9	32.3

Total revenue	179.3	157.5	366.5	324.9
Cost of revenue:
Recurring services	49.5	48.1	100.2	97.4
Professional services and other	33.4	34.1	66.2	68.0
Product development and management	15.1	10.0	28.8	20.8
Depreciation and amortization	8.5	7.6	17.2	15.2

Total cost of revenue	106.5	99.8	212.4	201.4

Gross profit	72.8	57.7	154.1	123.5
Costs and expenses:
Selling, general, and administrative	84.1	54.8	140.9	108.6
Other expense (income), net	—	2.0	(2.8)	3.1

Operating (loss) profit	(11.3)	0.9	16.0	11.8
Interest expense, net	43.4	22.0	65.6	43.4

Loss from continuing operations before income taxes	(54.7)	(21.1)	(49.6)	(31.6)
Income tax expense	1.1	1.9	6.7	2.9

Loss from continuing operations	(55.8)	(23.0)	(56.3)	(34.5)
(Loss) income from discontinued operations	(9.7)	0.2	(11.8)	0.5

Net loss	(65.5)	(22.8)	(68.1)	(34.0)

Net income (loss) attributable to noncontrolling interest	—	0.1	(0.5)	0.1

Net loss attributable to Ceridian	$(65.5)	$(22.9)	$(67.6)	$(34.1)

Net loss per share attributable to Ceridian - basic and diluted (Note 17)	$(0.60)	$(0.43)	$(0.84)	$(0.68)
Weighted-average shares used to compute net loss per share attributable to Ceridian - basic and diluted (Note 17)	113,311,107	65,225,104	89,445,371	65,130,383

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(65.5)	$(22.8)	$(68.1)	$(34.0)
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	(9.9)	14.7	(26.0)	19.6
Change in unrealized loss from invested customer trust funds	(5.1)	(4.0)	(18.5)	(2.2)
Change in pension liability adjustment (1)	2.9	2.5	5.8	5.1

Other comprehensive (loss) income before income taxes	(12.1)	13.2	(38.7)	22.5
Income tax expense (benefit), net	(0.6)	(2.8)	(1.4)	(1.2)

Other comprehensive (loss) income after income taxes	(11.5)	16.0	(37.3)	23.7

Comprehensive loss	(77.0)	(6.8)	(105.4)	(10.3)

Comprehensive income (loss) attributable to noncontrolling interest	0.2	0.3	(0.5)	0.4

Comprehensive loss attributable to Ceridian	$(77.2)	$(7.1)	$(104.9)	$(10.7)

(1)

The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within selling, general, and administrative expense was $3.0 and $2.6 during the three months ended June 30, 2018, and 2017, respectively, and $6.0 and $5.2 during the six months ended June 30, 2018, and 2017, respectively.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2018	2017
Net loss	$(68.1)	$(34.0)
Loss (income) from discontinued operations	11.8	(0.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(6.7)	(1.6)
Depreciation and amortization	28.1	26.1
Amortization of debt issuance costs and debt discount	1.6	1.8
Loss on debt extinguishment	25.7	—
Net periodic pension and postretirement cost	1.2	0.6
Share-based compensation	13.2	8.5
Other	(0.8)	(1.3)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	0.8	14.6
Prepaid expenses and other current assets	(5.8)	(8.7)
Accounts payable and other accrued expenses	(4.6)	(4.5)
Deferred revenue	1.3	1.5
Employee compensation and benefits	(19.0)	(22.1)
Accrued interest	(15.6)	(5.2)
Accrued taxes	4.2	(10.2)
Other assets and liabilities	(1.4)	(0.4)

Net cash used in operating activities - continuing operations	(34.1)	(35.4)
Net cash used in operating activities - discontinued operations	(1.1)	(3.2)

Net cash used in operating activities	(35.2)	(38.6)
Cash Flows from Investing Activities
Purchase of customer trust funds marketable securities	(610.3)	(252.2)
Proceeds from sale and maturity of customer trust funds marketable securities	609.7	273.4
Net change in restricted cash and other restricted assets held to satisfy customer trust funds obligations	339.5	(36.8)
Expenditures for property, plant, and equipment	(4.9)	(4.6)
Expenditures for software and technology	(13.9)	(14.6)
Net proceeds from divestitures	—	0.9

Net cash provided by (used in) investing activities - continuing operations	320.1	(33.9)
Net cash used in investing activities - discontinued operations	—	(0.2)

Net cash provided by (used in) investing activities	320.1	(34.1)
Cash Flows from Financing Activities
(Decrease) increase in customer trust funds obligations, net	(338.9)	15.6
Net proceeds from issuance of common stock	595.0	78.4
Proceeds from issuance of common stock upon exercise of stock options	14.4	—
Repurchase of stock	—	(1.8)
Proceeds from debt issuance	680.0	—
Repayment of long-term debt obligations	(1,132.3)	—
Payment of debt refinancing costs	(23.3)	—

Net cash (used in) provided by financing activities	(205.1)	92.2
Effect of Exchange Rate Changes on Cash	(2.7)	2.6

Net increase in cash and equivalents	77.1	22.1
Elimination of cash from discontinued operations	0.5	1.6
Cash and equivalents at beginning of period	94.2	120.8

Cash and equivalents at end of period	$171.8	$144.5

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in millions, except share and per share data)

1. Organization

Ceridian HCM Holding Inc. and its subsidiaries (also referred to in this report as “Ceridian,” “we,” “our,” and “us”) offer a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll-related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance programs, and recruitment and applicant screening. Our technology-based services are typically provided through long-term customer relationships that result in a high level of recurring revenue. Our operations are primarily located in the United States and Canada.

On April 30, 2018, we completed our initial public offering (“IPO”), in which we issued and sold 21,000,000 shares of common stock at a public offering price of $22.00 per share. We granted the underwriters a 30-day option to purchase an additional 3,150,000 shares of common stock at the offering price, which was exercised in full. A total of 24,150,000 shares of common stock were issued in our IPO. Concurrently with our IPO, we issued an additional 4,545,455 shares of our common stock in a private placement at $22.00 per share. We received gross proceeds of $631.3 from the IPO and concurrent private placement before deducting underwriting discounts, commissions, and other offering related expenses. The use of the proceeds from the IPO were as follows:

Gross proceeds	$631.3
Less:
Underwriters’ discounts and commissions	29.2
IPO-related expenses	11.8
Redemption of 11% Senior Notes due 2021 (Note 8)	475.0
Call premium on redemption of 11% Senior Notes due 2021	13.1
Interest on redemption of 11% Senior Notes due 2021	10.9
Sponsor management termination fee	11.3
Debt refinancing expenses	11.4

Cash to balance sheet	$68.6

Prior to our IPO, Ceridian HCM Holding Inc. was primarily owned by Ceridian LLC (the “Parent”) and Ceridian Holding II LLC (“Ceridian Holding II”). The Parent was 100% owned by Foundation Holding LLC, which in turn was 100% owned by Ceridian Holding LLC (“Ceridian Holding”). The owners of Ceridian Holding and Ceridian Holding II included (i) affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL Partners”) and Cannae Holdings, LLC (“Cannae”) (THL Partners and Cannae are together referred to as the “Sponsors”), who collectively owned approximately 96% of the outstanding interests of both Ceridian Holding and Ceridian Holding II, and (ii) other individuals, who collectively owned approximately 4% of the outstanding interests of each holding company.

Subsequent to the IPO and concurrent private placement, we completed an internal corporate reorganization, pursuant to which the limited liability companies that held shares in us were merged with and into Ceridian HCM Holding Inc. At the time of these transactions, these limited liability companies had no assets other than equity interests in us or the other limited liability companies. As a result of these transactions, our previous stockholders now hold shares of our common stock directly, rather than through a series of limited liability companies. These transactions had no impact on our assets, liabilities, or operations.

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

Reverse Stock Split

On April 10, 2018, we effected a 1-for-2 reverse stock split of our common stock. All of the common stock and per share information referenced throughout this report have been retroactively adjusted to reflect this reverse stock split.

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

The following table presents the anticipated impacts that the adoption of ASC 606 would have for the periods presented:

	Three Months Ended June 30, 2018
	As Reported	Under ASC 606	Impact
Revenue:
Recurring services	$156.6	$151.3	$(5.3)
Professional services and other	22.7	28.4	5.7

Total revenue	$179.3	$179.7	$0.4
Operating (loss) profit	$(11.3)	$(8.1)	$3.2

	Three Months Ended June 30, 2017
	As Reported	Under ASC 606	Impact
Revenue:
Recurring services	$140.8	$134.3	$(6.5)
Professional services and other	16.7	23.8	7.1

Total revenue	$157.5	$158.1	$0.6
Operating profit	$0.9	$3.5	$2.6

	Six Months Ended June 30, 2018
	As Reported	Under ASC 606	Impact
Revenue:
Recurring services	$323.6	$310.7	$(12.9)
Professional services and other	42.9	57.4	14.5

Total revenue	$366.5	$368.1	$1.6
Operating profit	$16.0	$22.3	$6.3

	Six Months Ended June 30, 2017
	As Reported	Under ASC 606	Impact
Revenue:
Recurring services	$292.6	$280.2	$(12.4)
Professional services and other	32.3	46.1	13.8

Total revenue	$324.9	$326.3	$1.4
Operating profit	$11.8	$16.6	$4.8

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

In August 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments”, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of certain cash receipts and cash payments. This guidance is effective for non-public companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We have chosen to early adopt this guidance as of January 1, 2018, and have applied this guidance to the presentation of our debt refinancing transactions that occurred during 2018.

In February 2018 the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income,” which is in response to a narrow-scope financial reporting issue that arose because of the Tax Cuts and Jobs Act. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This amendment is intended to improve the usefulness of information reported to financial statement users by requiring certain disclosures about stranded tax effects. The amendment in this update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard. Please refer to Note 13, “Income Taxes,” for further discussion of this new guidance.

3. Discontinued Operations

Distribution of LifeWorks Business

On March 1, 2016, we entered into a strategic joint venture with WorkAngel Technology Limited (“WorkAngel”) in which we contributed our existing LifeWorks business to WorkAngel Organisation Limited, a newly formed English limited company. On January 20, 2017, WorkAngel Organisation Limited changed its name to LifeWorks Corporation Ltd (“LifeWorks”). We had a controlling interest in LifeWorks, including certain preferential distribution rights; therefore, LifeWorks was consolidated within our financial statements, and the other joint venture ownership interest component was presented as a noncontrolling interest. During the six months ended June 30, 2018, there was loss attributable to the noncontrolling interest of $0.5. During the three and six months ended June 30, 2017, there was income attributable to the noncontrolling interest of $0.1 and $0.1, respectively.

In the second quarter of 2018, contemporaneously with our IPO and concurrent private placement, we distributed our controlling financial interest in LifeWorks to our stockholders of record prior to the IPO on a pro rata basis in accordance with their pro rata interests in us (the “LifeWorks Disposition”).

The LifeWorks Disposition represents a strategic shift in our overall business and had a significant impact on the financial statement results. Therefore, the LifeWorks business has been presented as discontinued operations in the condensed consolidated financial statements and accompanying notes for all periods presented. Ceridian’s net book value related to LifeWorks of $95.7 was recorded as a distribution through additional paid in capital within our condensed consolidated balance sheet during the second quarter of 2018.

The amounts in the table below reflect the operating results of LifeWorks reported as discontinued operations, as well as supplemental disclosures of the discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$6.6	$19.3	$28.3	$38.9
Income (loss) from operations before income taxes	—	0.2	(0.9)	1.5
Income tax expense	(9.7)	—	(10.9)	(1.5)
(Loss) income from discontinued operations, net of income taxes	$(9.7)	$0.2	$(11.8)	$—
Depreciation and amortization	$0.4	$1.0	$1.4	$2.0
Capital expenditures	$—	$0.1	$—	$0.2

The amounts in the table below reflect the assets and liabilities reported as discontinued operations for LifeWorks:

December 31, 2017
Assets:
Cash and equivalents	$5.3
Trade and other receivables, net	13.3
Prepaid expenses	1.5
Property, plant and equipment, net	1.8
Other intangible assets, net	5.9
Goodwill	126.3
Other assets	2.1

Assets of discontinued operations	$156.2

Liabilities:
Accounts payable	$4.4
Deferred revenue	2.8
Employee compensation and benefits	1.3
Other liabilities	10.8

Liabilities of discontinued operations	$19.3

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

These three transactions represented a strategic shift in our overall business and had a significant impact on the financial statement results. Accordingly, the Divested Benefits Continuation Businesses, as well as the Consumer-Directed Benefit Services, have been presented as discontinued operations in the condensed consolidated financial statements and accompanying notes for all periods presented. The amounts in the table below reflect the operating results and gain on sale of the Divested Benefits Continuation Businesses reported as discontinued operations:

Six Months Ended June 30,
2017
Net revenues	$—
Loss from operations before income taxes	(0.1)
Gain on sale of businesses	0.9
Income tax expense	(0.3)
Income from discontinued operations, net of income taxes	$0.5

For both sales of the Divested Benefits Continuation Businesses, consideration received was contingent upon the number and dollar value of successful customer transitions and was recorded when earned. Proceeds of $0.9 were received and earned based on the customers transitioned during the six months ended June 30, 2017. These proceeds were for a final purchase price true-up related to one of the transactions.

The remaining liabilities related to discontinued operations for the Divested Benefits Continuation Businesses as of June 30, 2018, and December 31, 2017, were $0.2 and $0.3 of other accrued expenses.

4. Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2018, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
Assets
Available for sale customer trust funds assets	$1,727.4	$—	$1,727.4	(a)	$—

Total assets measured at fair value	$1,727.4	$—	$1,727.4		$—

As of December 31, 2017, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
Assets
Available for sale customer trust funds assets	$1,782.1	$—	$1,782.1	(a)	$—

Total assets measured at fair value	$1,782.1	$—	$1,782.1		$—

(a)	Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2018, and the year ended December 31, 2017, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

5. Customer Trust Funds

Overview

In connection with our U.S. and Canadian payroll and tax filing services, we collect funds for payment of payroll and taxes; temporarily hold such funds in trust until payment is due; remit the funds to the clients’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. The assets held in trust are intended for the specific purpose of satisfying client fund obligations and, therefore, are not freely available for our general business use.

Our customer trust funds are held and invested with the primary objectives being to ensure adequate liquidity to meet cash flow requirements and to protect the principal balance. In accordance with these objectives, we maintain approximately 46% of customer trust funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, or collateralized short-term investments; and we maintain approximately 54% of customer trust funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of U.S. Treasury and agency securities, Canada government and provincial securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate and bank securities. To maintain sufficient liquidity in the trust to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing.

Financial Statement Presentation

Investment income from invested customer trust funds is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer trust funds included in revenue was $16.2 and $11.2 for the three months ended June 30, 2018, and 2017, respectively, and $33.8 and $22.6 for the six months ended June 30, 2018, and 2017, respectively. Investment income includes interest income, realized gains and losses from sales of customer trust funds’ investments, and unrealized credit losses determined to be other-than-temporary.

The amortized cost of customer trust funds as of as of June 30, 2018, and December 31, 2017, is the original cost of assets acquired. The amortized cost and fair values of investments of customer trust funds available for sale at as of June 30, 2018, and December 31, 2017, are as follows:

Investments of Customer Trust Funds at June 30, 2018

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities, investments carried at cost and other cash equivalents	$1,970.4			$1,970.4
Available for sale investments:
U.S. government and agency securities	573.3	—	(16.5)	556.8
Canadian and provincial government securities	404.1	3.6	(1.9)	405.8
Corporate debt securities	498.8	0.4	(6.1)	493.1
Asset-backed securities	247.6	—	(3.5)	244.1
Mortgage-backed securities	11.2	—	(0.3)	10.9
Other securities	16.8	—	(0.1)	16.7

Total available for sale investments	1,751.8	4.0	(28.4)	1,727.4

Invested customer trust funds	3,722.2	$4.0	$(28.4)	3,697.8

Trust receivables	6.1			6.1

Total customer trust funds	$3,728.3			$3,703.9

Investments of Customer Trust Funds at December 31, 2017

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities, investments carried at cost and other cash equivalents	$2,309.3	$—	$—	$2,309.3
Available for sale investments:
U.S. government and agency securities	584.6	0.1	(7.1)	577.6
Canadian and provincial government securities	418.2	6.6	(1.5)	423.3
Corporate debt securities	472.3	0.8	(2.5)	470.6
Asset-backed securities	280.8	—	(1.8)	279.0
Mortgage-backed securities	15.0	—	(0.2)	14.8
Other securities	17.0	—	(0.2)	16.8

Total available for sale investments	1,787.9	7.5	(13.3)	1,782.1

Invested customer trust funds	4,097.2	$7.5	$(13.3)	4,091.4

Trust receivables	8.3			8.3

Total customer trust funds	$4,105.5			$4,099.7

The following represents the gross unrealized losses and the related fair value of the investments of customer trust funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(11.4)	$442.8	$(5.1)	$111.6	$(16.5)	$554.4
Canadian and provincial government securities	(0.4)	35.9	(1.6)	99.4	(2.0)	135.3
Corporate debt securities	(3.7)	259.7	(2.3)	120.8	(6.0)	380.5
Asset-backed securities	(2.1)	150.2	(1.3)	82.3	(3.4)	232.5
Mortgage-backed securities	(0.1)	2.6	(0.3)	8.1	(0.4)	10.7
Other securities	(a )	4.1	(0.1)	12.4	(0.1)	16.5

Total available for sale investments	$(17.7)	$895.3	$(10.7)	$434.6	$(28.4)	$1,329.9

(a)	These investments have been in an unrealized loss position; however, the amount of unrealized loss is less than $0.05.

Management does not believe that any individual unrealized loss as of June 30, 2018, represents an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at June 30, 2018, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Cost	Fair Value
Due in one year or less	$2,339.5	$2,339.3
Due in one to three years	475.5	469.9
Due in three to five years	588.1	580.8
Due after five years	319.1	307.8

Invested customer trust funds	$3,722.2	$3,697.8

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
Land	$7.5	$7.5
Software	209.5	197.4
Machinery and equipment	119.2	120.3
Buildings and improvements	38.9	36.3

Total property, plant, and equipment	375.1	361.5
Accumulated depreciation	(275.0)	(259.5)

Property, plant, and equipment, net	$100.1	$102.0

Depreciation expense of property, plant, and equipment totaled $9.6 and $8.4 for the three months ended June 30, 2018, and 2017, respectively, and $18.8 and $16.9 for the six months ended June 30, 2018, and 2017, respectively.

7. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows for the six months ended June 30, 2018 and the year ended December 31, 2017:

Balance at December 31, 2016	$1,933.1
Translation	27.9

Balance at December 31, 2017	1,961.0
Translation	(18.4)

Balance at June 30, 2018	$1,942.6

Intangible Assets

Other intangible assets consisted of the following as of June 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
Customer lists and relationships	$207.6	$(183.6)	$24.0	5-15
Trade name	173.8	(2.0)	171.8	—
Technology	153.5	(152.7)	0.8	2-7

Total other intangible assets	$534.9	$(338.3)	$196.6

The LifeWorks Disposition was considered a triggering event for testing of the trade name intangible asset for impairment. There was no impairment indicated as of April 30, 2018. Please refer to Note 3, “Discontinued Operations,” for further discussion of the LifeWorks Disposition.

Other intangible assets consisted of the following as of December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
Customer lists and relationships	$210.1	$(177.0)	$33.1	5-15
Trade name	174.1	(2.1)	172.0	—
Technology	155.6	(154.2)	1.4	2-7

Total other intangible assets	$539.8	$(333.3)	$206.5

Amortization expense related to definite-lived intangible assets was $4.6 and $4.6 for the three months ended June 30, 2018, and 2017, respectively, and $9.3 and $9.2 for the six months ended June 30, 2018, and 2017, respectively.

8. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	June 30,	December 31,
	2018	2017
Term Debt, interest rate of 5.4% and 5.1% as of June 30, 2018 and December 31, 2017, respectively	$680.0	$657.3
Senior Notes, interest rate of 11.0% as of December 31, 2017	—	475.0
Revolving Credit Facility ($300.0 and $130.0 available capacity less amounts reserved for letters of credit, which were $2.7 and $2.9 as of June 30, 2018 and December 31, 2017, respectively)	—	—

Total debt	680.0	1,132.3
Less unamortized discount on Term Debt	1.8	0.9
Less unamortized debt issuance costs on Senior Notes and Term Debt	6.7	11.6
Less current portion of long-term debt	5.1	—

Long-term debt, less current portion	$666.4	$1,119.8

Senior Secured Credit Facility

Ceridian entered into a credit agreement dated as of November 14, 2014, pursuant to the terms of which Ceridian became borrower of (i) a $702.0 term loan debt facility (the “2014 Term Debt”) and (ii) a $130.0 revolving credit facility (the “2014 Revolving Credit Facility”) (the 2014 Term Debt and the 2014 Revolving Credit Facility are together referred to as the “2014 Senior Secured Credit Facility”). The 2014 Senior Secured Credit Facility was secured by all assets of Ceridian and was senior to Ceridian’s other debt. The 2014 Term Debt had a maturity date of September 2020, and the 2014 Revolving Credit Facility had a maturity date of September 2019. During the three months ended March 31, 2018, Ceridian made a final mandatory pre-payment of $0.3 towards the principal balance of the Term Debt from the proceeds received from the 2016 sale of our United Kingdom and Ireland business.

On April 30, 2018, Ceridian completed the refinancing of the remaining debt under the 2014 Senior Secured Credit Facility by entering into a new credit agreement. Pursuant to the terms of the new credit agreement, Ceridian became borrower of (i) a $680.0 term loan debt facility (the “2018 Term Debt”) and (ii) a $300.0 revolving credit facility (the “2018 Revolving Credit Facility”) (the 2018 Term Debt and the 2018 Revolving Credit Facility are together referred to as the “2018 Senior Secured Credit Facility”). The 2018 Senior Secured Credit Facility is secured by all assets of Ceridian. The 2018 Term Debt has a maturity date of April 30, 2025, and the 2018 Revolving Credit Facility has a maturity date of April 30, 2023. The 2018 Term Debt is currently subject to an interest rate of LIBOR plus 3.25%. In the event our corporate rating from Moody’s Investors Service, Inc. is B2 or better, the interest rate is reduced to LIBOR plus 3.00%, so long as the rating is maintained.

In connection with the refinancing of the 2014 Senior Secured Credit Facility, we capitalized $3.6 of financing costs and recognized a loss on debt extinguishment of $7.1 within interest expense, net on our condensed consolidated statement of operations during the three months ended June 30, 2018.

Senior Notes

Using the net proceeds received from the IPO and concurrent private placement, we satisfied and discharged the indenture governing our Senior Notes on April 30, 2018, and the Senior Notes were redeemed on May 30, 2018. In connection with the redemption of the Senior Notes, we recognized a loss on debt extinguishment of $18.6 within interest expense, net on our condensed consolidated statement of operations during the three months ended June 30, 2018.

Future Payments and Maturities of Debt

The future principal payments and maturities of our debt are as follows:

Years Ending December 31,	Amount
2018	$1.7
2019	6.8
2020	6.8
2021	6.8
2022	6.8
Thereafter	651.1

$680.0

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of our debt was estimated to be $678.3 and $1,154.1 as of June 30, 2018 and December 31, 2017, respectively.

9. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Pension Cost	2018	2017	2018	2017
Interest cost	$4.1	$4.3	$8.2	$8.6
Actuarial loss amortization	3.6	3.2	7.2	6.4
Less: Expected return on plan assets	(6.5)	(6.6)	(13.0)	(13.2)

Net periodic pension cost	$1.2	$0.9	$2.4	$1.8

Net Periodic Postretirement Benefit	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service benefit	$(0.1)	$(0.1)	$(0.2)	$(0.2)
Interest cost	0.1	0.1	0.2	0.2
Actuarial gain amortization	(0.6)	(0.6)	(1.2)	(1.2)

Net periodic postretirement benefit gain	$(0.6)	$(0.6)	$(1.2)	$(1.2)

10. Share-Based Compensation

Prior to November 1, 2013, Ceridian employees participated in a share-based compensation plan of the former ultimate parent of Ceridian. The 2007 Stock Incentive Plan (“2007 SIP”) authorized the issuance of up to 10,540,540 shares of common stock of Parent to eligible participants through stock options and stock awards. Eligible participants in the 2007 SIP included the Parent’s directors, employees and consultants.

Effective November 1, 2013, most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan (“2013 SIP”). A small number of participants maintained their stock options in the 2007 SIP. Concurrent with the IPO and legal reorganization, all outstanding stock options under the 2007 SIP were converted into options to purchase common stock of Ceridian. As of June 30, 2018, there were 5,000 stock options outstanding under the 2007 SIP.

The 2013 SIP authorized the issuance of up to 12,500,000 shares of common stock of Ceridian to eligible participants through stock options and other stock awards, which was increased to 15,000,000 on March 20, 2017, by the Board of Directors. Eligible participants in the 2013 SIP include Ceridian’s directors, employees, and consultants.

As part of the 2013 SIP, the Board of Directors approved a stock appreciation rights program that authorized the issuance of up to 600,000 stock appreciation rights. The performance criteria for all stock appreciation rights was met on April 30, 2018, resulting in the vesting of all outstanding stock appreciation rights. We recognized $1.5 of share-based compensation expense related to the vesting of these stock appreciation rights during the three months ended June 30, 2018. As of June 30, 2018, there were no remaining outstanding stock appreciation rights.

Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of June 30, 2018, there were 11,387,416 stock options and restricted stock units outstanding under the 2013 SIP. We do not intend to grant any awards under the 2007 SIP or the 2013 SIP following our IPO.

On April 24, 2018, in connection with the IPO, the Board of Directors approved the Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (“2018 EIP”), which authorizes the issuance of up to 13,500,000 shares of common stock to eligible participants through equity awards. Equity awards under the 2018 EIP vest annually on a pro rata basis, generally over a four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of the grant. As of June 30, 2018, there were 4,675,472 stock options and restricted stock units outstanding under the 2018 EIP. As of June 30, 2018, there were 8,824,528 shares available for future grants of stock options and stock awards under the 2018 EIP.

Total share-based compensation expense was $12.0 and $4.3 for three months ended June 30, 2018, and 2017, respectively, and $14.7 and $8.5 for the six months ended June 30, 2018, and 2017.

Performance-Based Stock Options

Performance-based option activity under the 2007 SIP and the 2013 HCM SIP for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2017	1,038,147	$13.46	3.5	$—
Granted	—	—	—	—
Exercised	(546,609)	(13.46)	—	—
Forfeited or expired	(8,358)	(13.46)	—	—

Performance-based options outstanding at June 30, 2018	483,180	$13.49	3.4	$9.5
Performance-based options exercisable at June 30, 2018	483,180	$13.49	3.4	$9.5

The performance criteria for all outstanding performance-based stock options was met on June 7, 2018, resulting in the vesting of all outstanding performance-based stock options on this date. We recognized $4.8 of share-based compensation expense related to the vesting of these performance-based stock options during the three months ended June 30, 2018. As of June 30, 2018, there was no share-based compensation expense related to unvested performance-based stock options not yet recognized.

Term-Based Stock Options

Term-based option activity, including stock options under the 2007 SIP, the 2013 HCM SIP and the 2018 EIP, for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2017	10,994,181	$16.52	6.9	$48.8
Granted	4,822,517	21.96	—	—
Exercised	(623,511)	(13.95)	—	—
Forfeited or expired	(136,434)	(17.10)	—	—

Term-based options outstanding at June 30, 2018	15,056,753	$18.37	7.6	$223.1
Term-based options exercisable at June 30, 2018	7,364,017	$16.48	5.8	$123.1

As of June 30, 2018, there was $51.8 of share-based compensation expense related to unvested term based awards not yet recognized, which is expected to be recognized over a weighted average period of 2.0 years. As of June 30, 2018, there were 7,364,017 vested term-based stock options.

Restricted Stock Units

Restricted stock units (“RSUs”) activity, including RSUs under the 2013 HCM SIP and the 2018 EIP, for the period was as follows:

Shares
RSUs outstanding at December 31, 2017	605,990
Granted	27,955
Shares issued upon vesting of RSUs	(105,990)
Forfeited or canceled	—

RSUs outstanding at June 30, 2018	527,955
RSUs releasable at June 30, 2018	125,000

During the six months ended June 30, 2018, 27,955 restricted stock units were granted and 230,990 restricted stock units vested. Of the vested restricted stock units, 105,990 shares of common stock were issued, and 125,000 restricted stock units remained vested and releasable. As of June 30, 2018, there were 402,955 unvested restricted stock units outstanding. Restricted stock units generally vest annually over a three- or four-year period. There were 29,800 RSUs that vested upon completion of the IPO. As of June 30, 2018, there was $6.6 of share-based compensation expense related to unvested restricted stock units not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

11. Supplementary Data to Statements of Operations

Other expense, net consisted of foreign currency translation expense of $2.0 for the three months ended June 30, 2017, primarily related to a remeasurement loss resulting from an intercompany payable of a U.S. subsidiary denominated in Canadian dollars. This intercompany payable was repaid in the second quarter of 2018.

Other (income) expense, net consisted of foreign currency translation income of $2.8, and foreign currency translation expense of $3.1 for the six months ended June 30, 2018, and 2017, respectively. The foreign currency translation is primarily related to remeasurement gains and losses resulting from intercompany receivables or payables denominated in foreign currencies.

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Trust Funds	Pension Liability Adjustment	Total
Balance as of December 31, 2017	$(160.6)	$(9.0)	$(142.5)	$(312.1)
Other comprehensive income (loss) before income taxes and reclassifications	(26.0)	(18.5)	(0.2)	(44.7)
Income tax benefit	—	1.4	—	1.4
Reclassifications to earnings	—	—	6.0	6.0

Other comprehensive income (loss) attributable to Ceridian	(26.0)	(17.1)	5.8	(37.3)
LifeWorks Disposition	0.7	—	—	0.7

Balance as of June 30, 2018	$(185.9)	$(26.1)	$(136.7)	$(348.7)

13. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes, which includes the effect of temporary differences between financial statement income and income recognized for tax return purposes. Our income tax provision is negatively affected by the need for a valuation allowance against our deferred tax assets. We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the requirement for a valuation allowance, we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our deferred tax assets not already identified as requiring a valuation allowance. As of June 30, 2018, and December 31, 2017, we continued to record a full valuation allowance against our domestic deferred tax assets that are not offset by the reversal of deferred tax liabilities. In the future, if it is determined that we no longer have a requirement to record a valuation allowance against all or a portion of our deferred tax assets, the release of the valuation allowance would have a positive impact on our income tax provision.

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

We recorded income tax expense of $6.7 during the six months ended June 30, 2018. Included in this amount are the estimated impacts of requiring a current inclusion in U.S. federal income of certain earnings of controlled foreign corporations, allowing a domestic corporation an immediate deduction in the U.S. taxable income for a portion of its foreign-derived intangible income, and the base erosion anti-abuse tax.

In January and April of 2018, the Internal Revenue Service (the “IRS”) issued guidance that provides additional clarification on certain aspects of the transition tax calculation. We did not record any change to our transition tax liability during the six months ended June 30, 2018. We are considering the additional IRS guidance as we continue to gather additional information related to the transition tax estimates and deferred tax estimates to more precisely compute the transition tax and remeasurement of deferred taxes. We anticipate additional IRS guidance relative to the impacts of the Act will be forthcoming throughout 2018.

The total amount of unrecognized tax benefits as of June 30, 2018, and December 31, 2017, were $1.4, including $0.2 of accrued interest, and $1.5, including $0.4 of accrued interest, respectively. Of the total amount of unrecognized tax benefits as of June 30, 2018, $1.4 represents the amount that, if recognized, would favorably impact our effective income tax rate. It is reasonable to expect that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or financial condition.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

14. Commitments and Contingencies

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

Our general terms and conditions in customer contracts frequently include a provision indicating that we will indemnify and hold our customers harmless from and against any and all claims alleging that the services and materials furnished by us violate any third party’s patent, trade secret, copyright or other intellectual property right. We are not aware of any material pending litigation concerning these indemnifications.

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

15. Related Party Transactions

Management Agreements

Prior to our IPO, Ceridian was party to management agreements with affiliates of our Sponsors, Fidelity National Financial, Inc. (“FNF”) and THL Managers VI, LLC (“THLM”). FNF assigned its management agreement to Cannae in November 2017. Pursuant to these management agreements, Cannae and THLM each, respectively, agreed to provide us with financial advisory, strategic, and general oversight services. These management agreements provided that we pay annual management fees to each of Cannae and THLM in an amount equal to the greater of (a) $0.9, or (b) 0.5 percent of Adjusted EBITDA. Adjusted EBITDA, for purposes of the management agreements, was EBITDA as defined in the 2014 Senior Secured Credit Facility, further adjusted to exclude the payments made pursuant to the management agreements and certain stock options or other equity compensation.

In April 2018, the management agreements terminated upon consummation of our IPO. Upon termination, the management agreements provided that we pay a termination fee equal to the net present value of the management fee for a seven-year period, which was $11.3.

We recorded a management fee expense in selling, general, and administrative expense of $11.5, and $0.5 for the three months ended June 30, 2018, and 2017, respectively, related to these management agreements. During the six months ended June 30, 2018, and 2017, we recorded a management fee expense in selling, general, and administrative expense of $12.0 and $0.9, respectively, related to these management agreements.

Debt

Prior to its split-off from FNF, Cannae was an affiliate of FNF. FNF and its subsidiaries owned $24.0 of the Senior Notes as of December 31, 2017. Based on this ownership, $0.5 and $0.8 in interest payments were made to FNF and its subsidiaries during the three months ended June 30, 2018, and 2017, respectively, and $1.3 and $1.6 during the six months ended June 30, 2018, and 2017, respectively. FNF and its subsidiaries conducted the debt transactions through third parties in the ordinary course of their business and not directly with us. Following Cannae’s split-off from FNF, FNF retained ownership of the Senior Notes.

Service and Vendor Related Agreements

Ceridian is a party to a service agreement with CompuCom Systems, Inc. (“CompuCom”), an investment portfolio company of THL Partners. Pursuant to the service agreement, CompuCom agrees to provide us with service desk and desk side support services. Pursuant to this arrangement, we made payments to CompuCom totaling $0.5, and $0.9 during the three months ended June 30, 2018, and 2017, respectively, and $0.7 and $1.4 during the six months ended June 30, 2018, and 2017, respectively.

Other Transactions

We provide Dayforce and related services to The Stronach Group, for which we recorded revenue of $0.1 for the three months ended June 30, 2018, and $0.2 for the six months ended June 30, 2018. Alon Ossip, the brother of David Ossip, is the chief executive officer of The Stronach Group.

We provide Dayforce and related services to FNF for which we recorded revenue of $0.1 and $0.1 for the three months ended June 30, 2018, and 2017, respectively, and $0.2 and $0.4 for the six months ended June 30, 2018, and 2017, respectively.

16. Financial Data by Segment and Geographic Area

Segments

After consideration of the LifeWorks Disposition, management has concluded that we have one operating and reportable segment. This conclusion aligns with how management monitors operating performance, allocates resources, and deploys capital. Please refer to Note 3, “Discontinued Operations,” for further discussion of the LifeWorks Disposition.

Our Solutions

We categorize our solutions into two categories: Cloud and Bureau.

•

Cloud revenue is generated from HCM solutions that are delivered via two cloud offerings: Dayforce and Powerpay. The Dayforce offering is differentiated from our market competition as being a single application with continuous calculation that offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Dayforce revenue is primarily generated from monthly recurring fees charged on a per-employee, per-month (“PEPM”) basis, generally one-month in advance of service. Also included within Dayforce revenue is implementation, staging, and other professional services revenue; revenues from the sale, rental, and maintenance of time clocks; and billable travel expenses. The Powerpay offering is our solution designed primarily for small market Canadian customers. The typical Powerpay customer has fewer than 20 employees, and the majority of the revenue is generated from recurring fees charged on a per-employee, per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to the direct revenue earned from the Dayforce and Powerpay offerings, Cloud revenue also includes investment income generated from holding Cloud customer funds in trust before funds are remitted to taxing authorities, Cloud customer employees, or other third parties; and revenue from the sale of third party services.

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

Revenue by solution is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cloud	$127.8	$94.3	$253.0	$185.0
Bureau	51.5	63.2	113.5	139.9

Total revenue	$179.3	$157.5	$366.5	$324.9

17. Net Loss per Share

We compute net loss per share of common stock using the treasury stock method.

Basic net loss per share is computed by dividing net loss attributable to Ceridian available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

For the calculation of diluted net loss per share, net loss per share is adjusted by the effect of dilutive securities, including awards under our share-based compensation plans. Diluted net loss per share is computed by dividing the resulting net loss attributable to Ceridian available to common stockholders by the weighted-average number of fully diluted common shares outstanding. During the three and six months ended June 30, 2018 and 2017, our potential dilutive shares, such as stock options, RSUs, and shares of senior and junior convertible preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to Ceridian	$(65.5)	$(22.9)	$(67.6)	$(34.1)
Less: (Loss) income from discontinued operations	(9.7)	0.2	(11.8)	0.5

Net loss from continuing operations attributable to Ceridian	(55.8)	(23.1)	(55.8)	(34.6)
Less: Senior Preferred Stock dividends declared	2.4	5.3	7.7	10.0

Net loss from continuing operations attributable to Ceridian available to common stockholders	$(58.2)	$(28.4)	$(63.5)	$(44.6)

Denominator:
Weighted-average shares outstanding - basic	113,311,107	65,225,104	89,445,371	65,130,383
Weighted-average shares outstanding - diluted	113,311,107	65,225,104	89,445,371	65,130,383
Net loss per share from continuing operations attributable to Ceridian - basic and diluted	$(0.51)	$(0.44)	$(0.71)	$(0.68)
Net income per share from discontinued operations - basic and diluted	$(0.09)	$0.01	$(0.13)	$—

Net loss per share attributable to Ceridian - basic and diluted	$(0.60)	$(0.43)	$(0.84)	$(0.68)

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Senior convertible preferred stock	5,539,168	16,802,144	11,139,543	16,802,144
Junior convertible preferred stock	19,201,420	58,244,308	38,615,011	58,244,308
Stock options	15,000,923	11,536,649	13,503,505	11,130,826
Outstanding RSUs	519,691	605,990	550,395	413,435

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017, (our “2017 Annual Report”) included within our prospectus dated April 25, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on April 26, 2018, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-223905) (the “Prospectus”). Any reference to a “Note” in this discussion relates to the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q unless otherwise indicated.

Overview

Ceridian is a global human capital management (“HCM”) software company. Dayforce, our flagship cloud HCM platform, provides human resources (“HR”), payroll, benefits, workforce management, and talent management functionality. Our platform is used by organizations, regardless of industry or size, to optimize management of the entire employee lifecycle, including attracting, engaging, paying, deploying, and developing their people. Dayforce was built as a single application from the ground up that combines a modern, consumer-grade user experience with proprietary application architecture, including a single employee record and a rules engine spanning all areas of HCM. Our platform is designed to make work life better for our customers and their employees by improving HCM decision-making processes, streamlining workflows, providing strategic organizational insights, and simplifying legislative compliance. The platform is designed to ease administrative work for both employees and managers, creating opportunities for companies to increase employee engagement. We are a founder-led organization, and our culture combines the agility and innovation of a start-up with a history of deep domain and operational expertise.

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to more than 3,300 live Dayforce customers as of June 30, 2018. For the three and six months ended June 30, 2018, we added over 150 and 300 new live Dayforce customers, respectively.

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

How We Generate Revenue

We generate recurring revenues primarily from recurring fees charged for the use of our Cloud solutions, Dayforce and Powerpay, as well as from our Bureau solutions. We also generate professional services and other revenue associated primarily with the work performed to assist customers with the planning, design, implementation, and staging of their cloud-based solution. Our solutions are typically provided through long-term customer relationships that result in a high level of recurring revenue. For Dayforce, we primarily charge monthly recurring fees on a PEPM basis, generally one-month in advance of service, based on the number and type of solutions provided to the customer and the number of employees and other users at the customer. Our standard Dayforce contracts are generally for a three to five-year period. The average time it takes to implement Dayforce typically ranges from three months for smaller customers to nine months for larger customers. Once Dayforce is implemented, the customer goes live, and we begin to generate recurring revenue. For Powerpay, we charge customers recurring fees on a per-employee, per-process basis. Powerpay can typically be implemented on a remote basis within one to three days, at which point we start receiving recurring fees. For our Bureau solutions, we primarily charge recurring fees on a per-process basis. We also generate recurring revenue from investment income from funds held in trust on behalf of our customers.

Our Solutions

We categorize our solutions into two categories: Cloud and Bureau.

Cloud revenue is generated from solutions that are delivered via two cloud offerings: Dayforce and Powerpay. The Dayforce offering is differentiated from our market competition as being a single application with continuous calculation that offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Dayforce revenue is primarily generated from monthly recurring fees charged on a PEPM basis, generally one-month in advance of service. Also included within Dayforce revenue is implementation, staging, and other professional services revenue; revenues from the sale, rental, and maintenance of time clocks; and billable travel expenses. The Powerpay offering is our solution designed primarily for small market Canadian customers. The typical Powerpay customer has fewer than 20 employees, and the majority of the revenue is generated from recurring fees charged on a per-employee, per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to the direct revenue earned from the Dayforce and Powerpay offerings, Cloud revenue also includes investment income generated from holding Cloud customer funds in trust before funds are remitted to taxing authorities, Cloud customer employees, or other third parties; and revenue from the sale of third party services.

Bureau revenue is generated primarily from solutions delivered via a service-bureau model. These solutions are delivered via three primary service lines: payroll, payroll-related tax filing services, and outsourced human resource solutions. Revenue from payroll services is generated from recurring fees charged on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis. Our outsourced human resource solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting. We also perform HCM-related individual services for customers, such as check printing, wage attachment and disbursement, and ACA management. Additional items included in Bureau revenue are custom professional services revenue; investment income generated from holding Bureau customer funds in trust before funds are remitted to taxing authorities, Bureau customer employees, or other third parties; consulting services related to Bureau offerings; and revenue from the sale of third party services.

Our History

Ceridian was acquired in 2007 by affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL Partners”) and Cannae Holdings, Inc., formerly known as Fidelity National Financial Ventures, LLC (“Cannae”) (THL Partners and Cannae are together referred to as the “Sponsors”). In April 2012, Ceridian acquired Dayforce Corporation, which had built Dayforce, a cloud HCM solution. In the months following the acquisition, Dayforce founder David D. Ossip was named Chief Executive Officer of Ceridian HCM, and shortly thereafter, we generally stopped actively selling our Bureau solutions to new customers in the United States to focus our resources on expanding the Dayforce platform and growing Cloud solutions. For each quarter since September 30, 2016, our Cloud revenue has surpassed our Bureau revenue.

As part of our strategy to focus on the growth of our Cloud solutions business, we (i) sold our consumer-directed benefit services business in 2013, (ii) merged Comdata, our payment systems business unit, with FleetCor Technologies Inc. in 2014, (iii) sold our benefits administration and post-employment compliance businesses in 2015, (iv) sold our United Kingdom and Ireland businesses and a portion of our operations that supported such businesses in the Republic of Mauritius in 2016, and (v) contributed our LifeWorks employee assistance program business to a joint venture, LifeWorks, in 2016, then distributed our ownership in this joint venture to our stockholders in April 2018. Our benefits administration and post-employee compliance businesses, our United Kingdom and Ireland businesses, our divested Mauritius operations, and our LifeWorks joint venture are presented as discontinued operations in our condensed consolidated financial statements. Our consumer-directed benefits services business and our benefits administration and post-employment compliance businesses are collectively referred to as our “Divested Benefits Businesses.” As a result of these transactions, we operate one segment and only actively sell Dayforce and Powerpay, which we believe simplifies our business model and positions us well for continued growth.

Recent Developments

On April 30, 2018, we completed our initial public offering (“IPO”), in which we issued and sold 21,000,000 shares of common stock at a public offering price of $22.00 per share. We granted the underwriters a 30-day option to purchase an additional 3,150,000 shares of common stock at the offering price, which was exercised in full. A total of 24,150,000 shares of common stock were issued on April 30, 2018, with gross proceeds of $531.3 million from the IPO before deducting underwriting discounts, commissions, and other offering expenses. Immediately subsequent to the closing of our IPO on April 30, 2018, THL / Cannae Investors LLC, one of our existing stockholders controlled by our Sponsors, purchased from us in a private placement $100.0 million of our common stock at a price per share equal to the offering price. Based on the offering price of $22.00 per share, 4,545,455 shares were issued in this private placement. Please refer to Note 1, “Organization,” for further discussion of the IPO transaction.

We applied the net proceeds from the IPO to satisfy and to discharge the indenture governing our outstanding $475.0 million principal amount Senior Notes, and they were redeemed on May 30, 2018. Concurrently, we also refinanced our remaining debt under our (i) $702.0 million (original principal amount) Senior Term Debt and (ii) $130.0 million Revolving Credit Facility, including accrued interest and related costs and expenses, with new senior credit facilities consisting of a $680.0 million term loan debt facility and a $300.0 million revolving credit facility. Please refer to Note 8, “Debt,” for further discussion of the debt transactions.

The IPO, private placement, and debt refinancing had the following impacts to our results of operations and cash:

	Impact to Statement of Operations	Impact to Cash
Gross proceeds from the IPO and private placement		$631.3
Costs capitalized within stockholders’ equity		(36.3)
Redemption of Senior Notes		(475.0)
Debt refinancing fees, reflected as a reduction to long-term debt		(3.6)
IPO and debt refinancing related expenses reflected within results of operations:
Cost of revenue	$(2.1)
Selling, general, and administrative	(23.2)

Impact on operating profit	$(25.3)
Interest expense	(25.7)

Impact on net loss	$(51.0)	(51.0)

Non-cash IPO-related share-based compensation expense		8.1
Non-cash interest expense adjustments		(4.9)

Cash to balance sheet from the IPO and private placement		$68.6
Proceeds from issuance of the new $680.0 million Senior Term Debt		680.0
Repayment of the $702.0 million Senior Term Debt		(657.0)

Cash to balance sheet from the IPO, private placement and debt refinancing		$91.6

Contemporaneously with the IPO and concurrent private placement, we distributed our interest in LifeWorks to our existing stockholders of record prior to the IPO on a pro rata basis in accordance with their pro rata interests in us (“LifeWorks Disposition”). As a result of the LifeWorks Disposition, we no longer have any material obligations under the LifeWorks joint venture agreement. Please refer to Note 3, “Discontinued Operations,” for further discussion of the LifeWorks Disposition.

Our Business Model

Our business model focuses on supporting the rapid growth of Dayforce and maximizing the lifetime value of our Dayforce customer relationships. Due to our subscription model, where we recognize subscription revenues ratably over the term of the subscription period, and high customer retention rates, we have a high level of visibility into our future revenues. The profitability of a customer depends, in large part, on how long they have been a customer. Because in our business model, PEPM subscription fees are not charged until the customer goes live, and because we incur costs in advance of receiving PEPM revenue that are not fully offset by our implementation fees, we estimate that it takes an average of 2.5 years before we are able to recover our implementation, customer acquisition, and other direct costs on a new Dayforce customer contract. As the proportion of Dayforce customers who have been live for two or more years increases, our related profitability increases. The following sets forth the number of live Dayforce customers at the end of the last seven quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2018	2018	2017	2017	2017	2017	2016
Live Dayforce customers	3,308	3,154	3,001	2,855	2,690	2,480	2,339
Dayforce customers live for two or more years	2,014	1,872	1,770	1,628	1,524	1,377	1,276
Proportion of Dayforce customers live for two or more years	61%	59%	59%	57%	57%	56%	55%

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

Growing our Dayforce Customer Base

A key part of our strategy is to continue to grow our Dayforce customer base. We have developed sales and marketing efforts that are designed for effective customer acquisition. As of June 30, 2018, we had more than 3,300 live Dayforce customers, an increase of approximately 620 customers as compared to the total at June 30, 2017. Our continued focus on sales execution is important to drive further penetration of the Dayforce platform and to expand our market share. We also believe that there is a significant opportunity for our solution outside of our core North American markets. Dayforce was designed as a global platform; and we intend to expand globally through both the expansion of our own proprietary payroll functionality, as well as through new and existing partnerships with local vendors, including our existing membership in the Payroll Services Alliance.

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

Managing the Migration of our Bureau Customers to Dayforce

We generally stopped actively selling our Bureau solutions to new customers in the United States in 2012 and have been marketing our Dayforce platform to new and existing customers since that time. For the three months ended June 30, 2018, Bureau revenue declined by $11.7 million, or 18.5%, as compared to the three months ended June 30, 2017. Of the $11.7 million decline in Bureau revenue for the three months ended June 30, 2018, $6.1 million was associated with customers migrating to Dayforce, which represented 18% of the increase in Cloud revenue during this period. As the number of Bureau customers continues to decline, our results of operations will depend, in part, on replacing the revenue from Bureau customer attrition and on maintaining the profitability of services to our remaining Bureau customers. We believe that our cloud Dayforce platform is attractive to many customers that currently use an outsourced service bureau for their payroll and HCM-related needs; and, as a result, that sales to new customers and sales of additional functionality to our growing Dayforce customer base will continue to more than offset the decline in revenue from Bureau customers. We also believe that we will continue to be able to provide services to our remaining Bureau customers at attractive margins. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers driven by increased product density on the Dayforce platform.

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

How We Assess Our Performance

In assessing our performance, we consider a variety of performance indicators in addition to revenue and net income, including live Dayforce customers, Adjusted EBITDA and Adjusted EBITDA margin.

Live Dayforce Customers

We use the number of customers live on Dayforce as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We had 3,308 customers live on Dayforce as of June 30, 2018. Refer to the “Our Business Model” section above for the number of live Dayforce customers at the end of the last seven quarters.

Adjusted EBITDA

We believe that Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude net income or loss from discontinued operations, sponsor management fees, non-cash charges for asset impairments, gains or losses on assets and liabilities held in a foreign currency other than the functional currency of a company subsidiary, share-based compensation expense, severance charges, restructuring consulting fees, transaction costs, and environmental reserve charges. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of Total Revenue. Management believes that Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the control of operating management.

Our presentation of Adjusted EBITDA and Adjusted EBITDA margin are intended as supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to operating profit (loss), net income (loss), earnings per share, or any other performance measures derived in accordance with U.S. GAAP, or as measures of operating cash flows or liquidity. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by these items. Adjusted EBITDA and Adjusted EBITDA margin are included in this discussion because they are key metrics used by management to assess our operating performance.

Adjusted EBITDA and Adjusted EBITDA margin are not defined under U.S. GAAP, are not measures of net income, operating income, or any other performance measures derived in accordance with U.S. GAAP, and are subject to important limitations. Our use of the terms Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with U.S. GAAP.

Adjusted EBITDA and Adjusted EBITDA margin have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;

•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect the impact of share-based compensation upon our results of operations;

•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt; and

•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect our income tax expense or the cash requirements to pay our income taxes.

In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

The following table reconciles operating profit to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Operating (loss) profit	$(11.3)	$0.9	$16.0	$11.8
Depreciation and amortization	14.2	13.0	28.1	26.1

EBITDA from continuing operations (1)	2.9	13.9	44.1	37.9
Sponsorship management fees (2)	11.5	0.5	12.0	1.0
Intercompany foreign exchange loss (gain)	—	2.1	(2.8)	2.9
Share-based compensation (3)	12.0	4.3	14.7	8.5
Severance charges (4)	1.1	1.6	3.0	3.5
Restructuring consulting fees (5)	2.4	0.2	2.5	—
IPO transaction costs (6)	3.7	—	3.7	—

Adjusted EBITDA	$33.6	$22.6	$77.2	$53.8

Adjusted EBITDA margin	18.7%	14.3%	21.1%	16.6%

(1)	We define EBITDA from continuing operations as net income or loss before interest, taxes, depreciation and amortization, and net income or loss from discontinued operations.
(2)

Represents expenses related to our management, monitoring, consulting, transaction, and advisory fees and related expenses paid to the affiliates of our Sponsors pursuant to the management agreement with THL Managers VI, LLC (“THLM”) and Cannae. In April 2018, the management agreements terminated upon consummation of our IPO. Upon termination, the management agreements provided that we pay a termination fee equal to the net present value of the management fee for a seven-year period, which was $11.3 million. See Note 15 to our condensed consolidated financial statements, “Related Party Transactions,” for further information.

(3)

Share-based compensation expense in 2018 includes $8.1 million of expense recognized upon meeting the performance criteria of all stock appreciation rights and performance-based stock options, which were triggered by our IPO, resulting in the vesting of all stock appreciation rights and performance-based stock options, as well as the vesting of certain stock options which accelerated upon IPO.

(4)	Represents costs for severance compensation paid to employees whose positions have been eliminated, resulting primarily from the shift of business from our Bureau solutions to our Cloud solutions.
(5)

Represents consulting fees and expenses incurred during the periods presented in connection with any acquisition, investment, disposition, recapitalization, equity offering, issuance or repayment of debt, issuance of equity interests, or refinancing.

(6)	Represents expenses related to the IPO and refinancing of our debt, that were not eligible for capitalization.

The following tables present a reconciliation of our reported results to our non-GAAP Adjusted EBITDA basis for all periods presented:

	Three Months Ended June 30, 2018
	As Reported	Share-based compensation	Severance charges	Other operating expenses (1)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$49.5	$1.3	$0.3	$—	$47.9
Professional services and other	33.4	0.7	0.1	—	32.6
Product development and management	15.1	0.5	—	—	14.6
Depreciation and amortization	8.5	—	—	—	8.5

Total cost of revenue	106.5	2.5	0.4	—	103.6
Sales and marketing	32.3	2.4	0.3	—	29.6
General and administrative	51.8	7.1	0.4	17.6	26.7
Other (income) expense, net	—	—	—	—	—
Operating profit (loss)	(11.3)	12.0	1.1	17.6	19.4
Depreciation and amortization	14.2	—	—	—	14.2

EBITDA from continuing operations	$2.9	$12.0	$1.1	$17.6	$33.6

(1)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), restructuring consulting fees, and IPO transaction costs.

	Three Months Ended June 30, 2017
	As Reported	Share-based compensation	Severance charges	Other operating expenses (1)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$48.1	$0.3	$0.8	$—	$47.0
Professional services and other	34.1	0.3	0.4	—	33.4
Product development and management	10.0	0.2	—	—	9.8
Depreciation and amortization	7.6	—	—	—	7.6

Total cost of revenue	99.8	0.8	1.2	—	97.8
Sales and marketing	28.3	0.4	0.2	—	27.7
General and administrative	26.5	3.1	0.2	0.7	22.5
Other (income) expense, net	2.0	—	—	2.1	(0.1)
Operating profit (loss)	0.9	4.3	1.6	2.8	9.6
Depreciation and amortization	13.0	—	—	—	13.0

EBITDA from continuing operations	$13.9	$4.3	$1.6	$2.8	$22.6

(1)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), restructuring consulting fees, and IPO transaction costs.

	Six Months Ended June 30, 2018
	As Reported	Share-based compensation	Severance charges	Other operating expenses (1)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$100.2	$1.4	$0.8	$—	$98.0
Professional services and other	66.2	0.8	0.6	—	64.8
Product development and management	28.8	0.6	0.1	—	28.1
Depreciation and amortization	17.2	—	—	—	17.2

Total cost of revenue	212.4	2.8	1.5	—	208.1
Sales and marketing	62.6	2.8	1.0	—	58.8
General and administrative	78.3	9.1	0.5	18.2	50.5
Other (income) expense, net	(2.8)	—	—	(2.8)	—
Operating profit (loss)	16.0	14.7	3.0	15.4	49.1
Depreciation and amortization	28.1	—	—		28.1

EBITDA from continuing operations	$44.1	$14.7	$3.0	$15.4	$77.2

(1)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), restructuring consulting fees, and IPO transaction costs.

	Six Months Ended June 30, 2017
	As Reported	Share-based compensation	Severance charges	Other operating expenses (1)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$97.4	$0.5	$1.5	$—	$95.4
Professional services and other	68.0	0.6	0.5	—	66.9
Product development and management	20.8	0.4	0.5	—	19.9
Depreciation and amortization	15.2	—	—	—	15.2

Total cost of revenue	201.4	1.5	2.5	—	197.4
Sales and marketing	54.7	0.8	0.5	—	53.4
General and administrative	53.9	6.2	0.5	1.0	46.2
Other (income) expense, net	3.1	—	—	2.9	0.2
Operating profit (loss)	11.8	8.5	3.5	3.9	27.7
Depreciation and amortization	26.1	—	—	—	26.1

EBITDA from continuing operations	$37.9	$8.5	$3.5	$3.9	$53.8

(1)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), restructuring consulting fees, and IPO transaction costs.

Results of Operations

Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017

The following table sets forth our results of operations for the periods presented.

	Three Months Ended		Increase /
	June 30,		(Decrease)		% of Revenue
	2018	2017	Amount	%	2018	2017
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$105.7	$78.5	$27.2	34.6%	59.0%	49.8%
Bureau	50.9	62.3	(11.4)	(18.3)%	28.4%	39.6%

Total recurring services	156.6	140.8	15.8	11.2%	87.3%	89.4%
Professional services and other	22.7	16.7	6.0	35.9%	12.7%	10.6%

Total revenue	179.3	157.5	21.8	13.8%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	34.1	30.2	3.9	12.9%	19.0%	19.2%
Bureau	15.4	17.9	(2.5)	(14.0)%	8.6%	11.4%

Total recurring services	49.5	48.1	1.4	2.9%	27.6%	30.5%
Professional services and other	33.4	34.1	(0.7)	(2.1)%	18.6%	21.7%
Product development and management	15.1	10.0	5.1	51.0%	8.4%	6.3%
Depreciation and amortization	8.5	7.6	0.9	11.8%	4.7%	4.8%

Total cost of revenue	106.5	99.8	6.7	6.7%	59.4%	63.4%

Gross profit	72.8	57.7	15.1	26.2%	40.6%	36.6%
Costs and expenses:
Selling, general, and administrative	84.1	54.8	29.3	53.5%	46.9%	34.8%
Other expense, net	—	2.0	(2.0)	(100.0)%	—%	1.3%

Operating (loss) profit	(11.3)	0.9	(12.2)	(1,355.6)%	(6.3)%	0.6%
Interest expense, net	43.4	22.0	21.4	97.3%	24.2%	14.0%

Loss from continuing operations before income taxes	(54.7)	(21.1)	(33.6)	(159.2)%	(30.5)%	(13.4)%
Income tax expense	1.1	1.9	(0.8)	(42.1)%	0.6%	1.2%

Loss from continuing operations	(55.8)	(23.0)	(32.8)	(142.6)%	(31.1)%	(14.6)%
(Loss) income from discontinued operations	(9.7)	0.2	(9.9)	(4,950.0)%	(5.4)%	0.1%

Net loss	(65.5)	(22.8)	(42.7)	(187.3)%	(36.5)%	(14.5)%
Net income attributable to noncontrolling interest	—	0.1	(0.1)	(100.0)%	—%	0.1%

Net loss attributable to Ceridian	$(65.5)	$(22.9)	$(42.6)	(186.0)%	(36.5)%	(14.5)%

Adjusted EBITDA (a)	$33.6	$22.6	$11.0	48.7%	18.7%	14.3%

(a)	Please refer to the “How We Assess Our Performance” section above for a discussion and reconciliation of Adjusted EBITDA, a non-GAAP financial measure.

Revenue. We have two categories of revenues: (i) recurring services and (ii) professional services and other. Recurring services revenues consist of the recurring fees that we charge for our Cloud and Bureau solutions. We also generate recurring services revenue from investment income on our Cloud and Bureau customer funds held in trust before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue. Professional services and other revenues consist primarily of charges relating to the work performed to assist customers with the implementation of their solutions. Also included in professional services and other revenues are post-implementation professional services, purchased time clocks, and any related training services.

The following table sets forth certain information regarding our revenues for the three months ended June 30, 2018, compared with the three months ended June 30, 2017.

	Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
Revenue:
Cloud
Recurring services	34.6%	1.9%	32.7%
Professional services and other	39.9%	2.8%	37.1%

Total Cloud revenue	35.5%	2.1%	33.4%
Bureau (b)	(18.5)%	0.7%	(19.2)%

Total revenue	13.8%	1.4%	12.4%

(a)

We present revenue growth in a constant currency to assess how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. We calculate percentage change in revenue on a constant currency basis by applying a fixed planning rate of $1.30 Canadian dollar to $1.00 U.S. dollar foreign exchange rate to revenues originally booked in Canadian dollars for all applicable periods.

(b)

U.S. GAAP Bureau revenue consists of $50.9 million of Recurring services revenue and $0.6 million of Professional services and other revenue for the three months ended June 30, 2018, compared to $62.3 million of Recurring services revenue and $0.9 million of Professional services and other revenue for the three months ended June 30, 2017.

Total revenue increased $21.8 million, or 13.8%, to $179.3 million for the three months ended June 30, 2018, compared to $157.5 million for the three months ended June 30, 2017. This increase was primarily attributable to an increase in Cloud revenue of $33.5 million, or 35.5%, from $94.3 million for the three months ended June 30, 2017, to $127.8 million for the three months ended June 30, 2018. The Cloud revenue increase was driven by an increase of $27.2 million, or 34.6%, in Cloud recurring services revenue, and $6.3 million, or 39.9%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $27.2 million was due to $16.3 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses; $6.1 million from the migration of Bureau customers; and $4.8 million from increased float revenue related to Cloud recurring services revenue. The increase in Cloud revenue of $33.5 million was partially offset by a decline in Bureau revenue of $11.7 million, or 18.5%. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $5.6 million, or 8.9%.

On a constant currency basis, total revenue grew 12.4%. On a constant currency basis, Cloud revenue increased 33.4%, partially offset by a decline of 19.2% in Bureau revenue. Cloud revenue growth reflected a 32.7% increase in Cloud recurring services revenue and a 37.1% increase in Cloud professional services and other revenue. Of the decline in Bureau revenue, 48% was attributable to customer attrition and 52% was due to customer migrations to Dayforce.

Cloud revenue by solution. The following table presents our Cloud revenue for both recurring and professional services and other, for both our Dayforce and Powerpay solutions for the periods presented.

	Three Months Ended June 30,		Growth rate year-over-year	Growth rate on a constant currency basis (a)
	2018	2017	2018 vs. 2017	2018 vs. 2017
	(Dollars in millions)
Dayforce	$106.3	$75.3	41.2%	40.0%
PowerPay	21.5	19.0	13.2%	8.1%

Total Cloud revenue	$127.8	$94.3	35.5%	33.4%

(a)

We present revenue growth in a constant currency to assess how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations. We calculate percentage change in revenue on a constant currency basis by applying a fixed planning rate of $1.30 Canadian dollar to $1.00 U.S. dollar foreign exchange rate to revenues originally booked in Canadian dollars for all applicable periods.

Cloud revenue was $127.8 million for the three months ended June 30, 2018, an increase of $33.5 million, or 35.5%, when compared to Cloud revenue for the three months ended June 30, 2017. Dayforce revenue increased 41.2%, and Powerpay revenue increased 13.2% for the three months ended June 30, 2018, as compared to revenues for the three months ended June 30, 2017. On a constant currency basis, Dayforce revenue increased 40.0%, and Powerpay revenue increased 8.1% for the three months ended June 30, 2018. Customer migrations to Dayforce from our Bureau solutions accounted for $6.1 million, or 18%, of the total increase in Cloud revenue for the three months ended June 30, 2018, as compared to $7.3 million, or 28%, of total Cloud revenue for the three months ended June 30, 2017.

Float revenue. Investment income from invested customer trust funds included in revenue was $16.2 million and $11.2 million for the three months ended June 30, 2018 and 2017, respectively. The average float balance for our customer trust funds for the three months ended June 30, 2018, was $3,346.8 million, compared to $3,231.2 million for the three months ended June 30, 2017. The average yield was 1.94% during the three months ended June 30, 2018, an increase of 55 basis points compared to the average yield in the three months ended June 30, 2017. Based on current market conditions, portfolio composition and investment practices, a 100 basis point increase in market investment rates would result in approximately $17 million of increased float revenue over the ensuing twelve month period.

Cost of revenue. Total cost of revenue for the three months ended June 30, 2018, was $106.5 million, an increase of $6.7 million, or 6.7%, compared to the three months ended June 30, 2017.

Recurring services cost of revenue increased by $1.4 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, due to additional costs incurred to support the growing Dayforce customer base, partially offset by reductions in Bureau costs.

The reduction in cost of revenue for professional services and other of $0.7 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily due to productivity improvements in implementing new customers, reflecting the increased experience of our implementation consultants and the continued use of automation in our implementation processes.

In accordance with ASC 350, we are required to capitalize certain software development costs. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for internally developed software costs. Costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, enhancements to our existing solutions that do not result in additional functionality, and costs related to the management of our solutions are presented as product development and management expense. The increase in product development and management expense of $5.1 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, reflected increases in Dayforce product development efforts. For the three months ended June 30, 2018 and 2017, our investment in software development was $14.0 million and $10.6 million, respectively, consisting of $7.6 million and $4.1 million, of research and development expense, which is included within product development and management expense, and $6.4 million and $6.5 million in capitalized software development, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $0.9 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

The table below presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended June 30,
	2018	2017
Total gross margin	40.6%	36.6%
Gross margin by solution:
Cloud recurring services	67.7%	61.5%
Bureau recurring services	69.7%	71.3%
Professional services and other	(47.1)%	(104.2)%

Total gross margin is defined as total gross profit as a percentage of total revenue, inclusive of product development and management costs as well as depreciation and amortization associated with cost of revenue. Gross margin for each solution in the table above is defined as total revenue less cost of revenue for the applicable solution as a percentage of total revenue for that related solution, exclusive of any product development and management or depreciation and amortization cost allocations.

The overall 13.8% increase in revenue outpaced the 6.7% increase in cost of revenue, and gross profit increased by $15.1 million, or 26.2%, as we continued to leverage our investment in people and processes to realize economies of scale.

Cloud recurring services gross margin was 67.7% for the three months ended June 30, 2018, compared to 61.5% for the three months ended June 30, 2017. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 57% as of June 30, 2017 to 61% as of June 30, 2018, and was also attributable to consistent configuration that enabled us to realize economies of scale in customer support and hosting costs. Bureau recurring services gross margin was 69.7% for the three months ended June 30, 2018, compared to 71.3% for the three months ended June 30, 2017. Professional services and other gross margin was (47.1)% for the three months ended June 30, 2018, improving from (104.2)% for the three months ended June 30, 2017, reflecting an increase in profitable post go-live professional services and productivity improvements in implementing new customers.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $29.3 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Of the total $29.3 million increase, $23.2 million was attributable to expenses associated with our IPO and debt refinancing, including $11.3 million in sponsor management termination fees, $6.0 million in IPO-related share-based compensation expense, $3.7 million in other IPO transaction costs, and $2.2 million in restructuring consulting expenses. Excluding IPO-related items, selling, general, and administrative expense increased $6.1 million, primarily due to sales commissions expense, employee benefit related costs, and increased costs associated with being a public company.

Other expense, net. For the three months ended June 30, 2017, we incurred other expense, net of $2.0 million, primarily related to a foreign currency remeasurement loss on an intercompany payable of a U.S. subsidiary denominated in Canadian dollars. This intercompany payable was repaid in the second quarter of 2018.

Operating (loss) profit. We incurred an operating loss of $11.3 million for the three months ended June 30, 2018, compared to an operating profit of $0.9 million for the three months ended June 30, 2017. This $12.2 million decline was primarily attributable to $23.2 million in IPO-related selling, general, and administrative expense and $2.1 million in other increased share-based compensation expense related to the IPO. These increased expenses were partially offset by an increase in gross profit.

Interest expense. Interest expense for the three months ended June 30, 2018, was $43.4 million, compared to $22.0 million for the three months ended June 30, 2017. This increase was primarily due to the refinancing of our debt, which resulted in a loss on extinguishment of debt of $25.7 million, partially offset by a decrease in interest expense of $4.5 million upon extinguishment of the Senior Notes, which represents one less month of interest on the Senior Notes as compared to the prior year. A 100 basis point increase in LIBOR rates would result in an approximately $7 million increase in our interest expense over the ensuing twelve-month period. Please refer to Note 8, “Debt,” for further discussion.

Income tax expense. For the three months ended June 30, 2018, we incurred income tax expense of $1.1 million, compared to $1.9 million for the three months ended June 30, 2017. The reduction is due to a decrease in the amount of valuation allowance required to be recorded against our deferred tax assets, offset by an increase attributable to the tax law changes that became effective in 2018 as part of the 2017 U.S. Tax Reform legislation.

(Loss) income from discontinued operations. As a result of the LifeWorks Disposition, the financial results of the LifeWorks business have been included within discontinued operations for all periods presented. For the three months ended June 30, 2018, loss from discontinued operations was $9.7 million, compared to the three months ended June 30, 2017, income from discontinued operations was $0.2 million. The loss from discontinued operations for the three months ended June 30, 2018, is primarily related to income tax expense incurred as a result of the LifeWorks Disposition.

Net loss attributable to Ceridian. Net loss attributable to Ceridian was $65.5 million for the three months ended June 30, 2018, compared to $22.9 million for the three months ended June 30, 2017. The increase in net loss was primarily due to the expenses incurred related to our IPO and debt refinancing transactions, partially offset by an increase in gross profit.

Adjusted EBITDA. Adjusted EBITDA increased by $11.0 million, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, and Adjusted EBITDA margin increased to 18.7% in 2018 from 14.3% in 2017.

Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017

The following table sets forth our results of operations for the periods presented.

	Six Months Ended		Increase /
	June 30,		(Decrease)		% of Revenue
	2018	2017	Amount	%	2018	2017
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$211.7	$154.9	$56.8	36.7%	57.8%	47.7%
Bureau	111.9	137.7	(25.8)	(18.7)%	30.5%	42.4%

Total recurring services	323.6	292.6	31.0	10.6%	88.3%	90.1%
Professional services and other	42.9	32.3	10.6	32.8%	11.7%	9.9%

Total revenue	366.5	324.9	41.6	12.8%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	67.2	59.1	8.1	13.7%	18.3%	18.2%
Bureau	33.0	38.3	(5.3)	(13.8)%	9.0%	11.8%

Total recurring services	100.2	97.4	2.8	2.9%	27.3%	30.0%
Professional services and other	66.2	68.0	(1.8)	(2.6)%	18.1%	20.9%
Product development and management	28.8	20.8	8.0	38.5%	7.9%	6.4%
Depreciation and amortization	17.2	15.2	2.0	13.2%	4.7%	4.7%

Total cost of revenue	212.4	201.4	11.0	5.5%	58.0%	62.0%

Gross profit	154.1	123.5	30.6	24.8%	42.0%	38.0%
Costs and expenses:
Selling, general, and administrative	140.9	108.6	32.3	29.7%	38.4%	33.4%
Other expense (income), net	(2.8)	3.1	(5.9)	(190.3)%	(0.8)%	1.0%

Operating profit	16.0	11.8	4.2	35.6%	4.4%	3.6%
Interest expense, net	65.6	43.4	22.2	51.2%	17.9%	13.4%

Loss from continuing operations before income taxes	(49.6)	(31.6)	(18.0)	(57.0)%	(13.5)%	(9.7)%
Income tax expense	6.7	2.9	3.8	131.0%	1.8%	0.9%

Loss from continuing operations	(56.3)	(34.5)	(21.8)	(63.2)%	(15.4)%	(10.6)%
(Loss) income from discontinued operations	(11.8)	0.5	(12.3)	(2,460.0)%	(3.2)%	0.2%

Net loss	(68.1)	(34.0)	(34.1)	(100.3)%	(18.6)%	(10.5)%
Net (loss) income attributable to noncontrolling interest	(0.5)	0.1	(0.6)	(600.0)%	(0.1)%	—%

Net loss attributable to Ceridian	$(67.6)	$(34.1)	$(33.5)	(98.2)%	(18.4)%	(10.5)%

Adjusted EBITDA (a)	$77.2	$53.8	$23.4	43.5%	21.1%	16.6%

(a)	Please refer to the “How We Assess Our Performance” section above for a discussion and reconciliation of Adjusted EBITDA, a non-GAAP financial measure.

Revenue. We have two categories of revenues: (i) recurring services and (ii) professional services and other. Recurring services revenues consist of the recurring fees that we charge for our Cloud and Bureau solutions. We also generate recurring services revenue from investment income on our Cloud and Bureau customer funds held in trust before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue. Professional services and other revenues consist primarily of charges relating to the work performed to assist customers with the implementation of their solutions. Also included in professional services and other revenues are post-implementation professional services, purchased time clocks, and any related training services.

The following table sets forth certain information regarding our revenues for the six months ended June 30, 2018, compared with the six months ended June 30, 2017.

	Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
Revenue:
Cloud
Recurring services	36.7%	2.0%	34.7%
Professional services and other	37.2%	3.5%	33.7%

Total Cloud revenue	36.8%	2.3%	34.5%
Bureau (b)	(18.9)%	0.7%	(19.6)%

Total revenue	12.8%	1.6%	11.2%

(a)

We present revenue growth in a constant currency to assess how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. We calculate percentage change in revenue on a constant currency basis by applying a fixed planning rate of $1.30 Canadian dollar to $1.00 U.S. dollar foreign exchange rate to revenues originally booked in Canadian dollars for all applicable periods.

(b)

U.S. GAAP Bureau revenue consists of $111.9 million of Recurring services revenue and $1.6 million of Professional services and other revenue for the six months ended June 30, 2018, compared to $137.7 million of Recurring services revenue and $2.2 million of Professional services and other revenue for the six months ended June 30, 2017.

Total revenue increased $41.6 million, or 12.8%, to $366.5 million for the six months ended June 30, 2018, compared to $324.9 million for the six months ended June 30, 2017. This increase was primarily attributable to an increase in Cloud revenue of $68.0 million, or 36.8%, from $185.0 million for the six months ended June 30, 2017, to $253.0 million for the six months ended June 30, 2018. The Cloud revenue increase was driven by an increase of $56.8 million, or 36.7%, in Cloud recurring services revenue, and $11.2 million, or 37.2%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $56.8 million was due to $34.0 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses; $12.2 million from the migration of Bureau customers; and $10.6 million from increased float revenue related to Cloud recurring services revenue. The increase in Cloud revenue of $68.0 million was partially offset by a decline in Bureau revenue of $26.4 million, or 18.9%. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $14.2 million, or 10.1%.

On a constant currency basis, total revenue grew 11.2%. On a constant currency basis, Cloud revenue increased 34.5%, partially offset by a decline of 19.6% in Bureau revenue. Cloud revenue growth reflected a 34.7% increase in Cloud recurring services revenue and a 33.7% increase in Cloud professional services and other revenue. Of the decline in Bureau revenue, approximately 54% was attributable to customer attrition and approximately 46% was due to customer migrations to Dayforce.

Cloud revenue by solution. The following table presents our Cloud revenue for both recurring and professional services and other, for both our Dayforce and Powerpay solutions for the periods presented.

	Six Months Ended June 30,		Growth rate year-over-year	Growth rate on a constant currency basis (a)
	2018	2017	2018 vs. 2017	2018 vs. 2017
	(Dollars in millions)
Dayforce	$208.7	$146.3	42.7%	41.4%
PowerPay	44.3	38.7	14.5%	9.0%

Total Cloud revenue	$253.0	$185.0	36.8%	34.5%

(a)

We present revenue growth in a constant currency to assess how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations. We calculate percentage change in revenue on a constant currency basis by applying a fixed planning rate of $1.30 Canadian dollar to $1.00 U.S. dollar foreign exchange rate to revenues originally booked in Canadian dollars for all applicable periods.

Cloud revenue was $253.0 million for the six months ended June 30, 2018, an increase of $68.0 million, or 36.8%, when compared to cloud revenue for the six months ended June 30, 2017. Dayforce revenue increased 42.7%, and Powerpay revenue increased 14.5% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. On a constant currency basis, Dayforce revenue increased 41.4%, and Powerpay revenue increased 9.0% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Customer migrations to Dayforce from our Bureau solutions accounted for $12.2 million, or 18%, of the total increase in Cloud revenue for the six months ended June 30, 2018, as compared to $14.5 million, or 28%, of total Cloud revenue for the six months ended June 30, 2017.

Float revenue. Investment income from invested customer trust funds included in revenue was $33.8 million and $22.6 million for the six months ended June 30, 2018, and 2017, respectively. The average float balance for our customer trust funds for the six months ended June 30, 2018, was $3,707.4 million, compared to $3,496.5 million for the six months ended June 30, 2017. The average yield was 1.84% during the six months ended June 30, 2018, an increase of 53 basis points compared to the average yield in the six months ended June 30, 2017. Based on current market conditions, portfolio composition and investment practices, a 100 basis point increase in market investment rates would result in approximately $17 million of increased float revenue over the ensuing twelve month period.

Cost of revenue. Total cost of revenue for the six months ended June 30, 2018, was $212.4 million, an increase of $11.0 million, or 5.5%, compared to the six months ended June 30, 2017.

Recurring services cost of revenue increased by $2.8 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due to additional costs incurred to support the growing Dayforce customer base, partially offset by reductions in Bureau costs.

The reduction in cost of revenue for professional services and other of $1.8 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to productivity improvements in implementing new customers, reflecting the increased experience of our implementation consultants and the continued use of automation in our implementation processes.

In accordance with ASC 350, we are required to capitalize certain software development costs. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for internally developed software costs. Costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, enhancements to our existing solutions that do not result in additional functionality, and costs related to the management of our solutions are presented as product development and management expense. The increase in product development and management expense of $8.0 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, reflected increases in Dayforce product development efforts. For the six months ended June 30, 2018 and 2017, our investment in software development was $26.5 million and $21.2 million, respectively, consisting of $14.0 million and $9.3 million, of research and development expense, which is included within product development and management expense, and $12.5 million and $11.9 million in capitalized software development, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $2.0 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

The table below presents total gross margin and solution gross margins for the periods presented:

	Six Months Ended June 30,
	2018	2017
Total gross margin	42.0%	38.0%
Gross margin by solution:
Cloud recurring services	68.3%	61.8%
Bureau recurring services	70.5%	72.2%
Professional services and other	(54.3)%	(110.5)%

Total gross margin is defined as total gross profit as a percentage of total revenue, inclusive of product development and management costs as well as depreciation and amortization associated with cost of revenue. Gross margin for each solution in the table above is defined as total revenue less cost of revenue for the applicable solution as a percentage of total revenue for that related solution, exclusive of any product development and management or depreciation and amortization cost allocations.

The overall 12.8% increase in revenue outpaced the 5.5% increase in cost of revenue, and gross profit increased by $30.6 million, or 24.8%, as we continued to leverage our investment in people and processes to realize economies of scale.

Cloud recurring services gross margin was 68.3% for the six months ended June 30, 2018, compared to 61.8% for the six months ended June 30, 2017. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 57% as of June 30, 2017 to 61% as of June 30, 2018, and was also attributable to consistent configuration that enabled us to realize economies of scale in customer support and hosting costs. Bureau recurring services gross margin was 70.5% for the six months ended June 30, 2018, compared to 72.2% for the six months ended June 30, 2017. Professional services and other gross margin was (54.3)% for the six months ended June 30, 2018, improving from (110.5)% for the six months ended June 30, 2017, reflecting an increase in profitable post go-live professional services and productivity improvements in implementing new customers.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $32.3 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Of the total $32.3 million increase, $23.2 million was attributable to expenses associated with our IPO and debt refinancing, including $11.3 million in sponsor management termination fees, $6.0 million in IPO-related share-based compensation expense, $3.7 million in other IPO transaction costs, and $2.2 million in restructuring consulting expenses. Excluding IPO-related items, selling, general, and administrative expense increased $9.1 million, primarily due to sales commissions expense, employee benefit related costs, and increased costs associated with being a public company.

Other (income) expense, net. For the six months ended June 30, 2018, we generated $2.8 million of other income, net, compared to $3.1 million of other expense, net, for the six months ended June 30, 2017. The other income and expense, net, for the six months ended June 30, 2017, and 2018, respectively, were primarily related to remeasurement gains and losses on intercompany receivables or payables denominated in foreign currencies.

Operating profit. Operating profit increased $4.2 million, to $16.0 million for the six months ended June 30, 2018, from $11.8 million for the six months ended June 30, 2017. This $4.2 million increase was primarily attributable to an increase in gross profit, partially offset by $23.2 million in IPO-related selling, general, and administrative expense and $2.1 million in other increased share-based compensation expense related to the IPO.

Interest expense. Interest expense for the six months ended June 30, 2018, was $65.6 million, compared to $43.4 million for the six months ended June 30, 2017. This increase was primarily due to the refinancing of our debt, which resulted in a loss on extinguishment of debt of $25.7 million, partially offset by a decrease in interest expense of $4.5 million upon extinguishment of the Senior Notes, which represents one less month of interest on the Senior Notes as compared to the prior year. A 100 basis point increase in LIBOR rates would result in an approximately $7 million increase in our interest expense over the ensuing twelve-month period. Please refer to Note 8, “Debt,” for further discussion.

Income tax expense. For the six months ended June 30, 2018, we incurred income tax expense of $6.7 million, compared to $2.9 million for the six months ended June 30, 2017. The increase is attributable to the tax law changes that became effective in 2018 as part of the 2017 U.S. Tax Reform legislation, offset by a reduction in the amount of valuation allowance required to be recorded against our deferred tax assets.

(Loss) income from discontinued operations. As a result of the LifeWorks Disposition, the financial results of the LifeWorks business have been included within discontinued operations for all periods presented. For the six months ended June 30, 2018, loss from discontinued operations was $11.8 million, compared to the six months ended June 30, 2017, income from discontinued operations was $0.5 million. The loss from discontinued operations for the six months ended June 30, 2018, is primarily related to income tax expense incurred as a result of the LifeWorks Disposition.

Net loss attributable to Ceridian. Net loss attributable to Ceridian was $67.6 million for the six months ended June 30, 2018, compared to $34.1 million for the six months ended June 30, 2017, primarily due to the expenses incurred related to our IPO and debt refinancing transactions, partially offset by an increase in gross profit.

Adjusted EBITDA. Adjusted EBITDA increased by $23.4 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, and Adjusted EBITDA margin increased to 21.1% in 2018 from 16.6% in 2017.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, borrowings under our credit facilities, and proceeds from equity offerings. As of June 30, 2018, we had cash and equivalents of $171.8 million and availability under our revolving credit facility of $300.0 million. No cash amounts were drawn on the revolving credit facility as of June 30, 2018. Our total debt was $680.0 million as of June 30, 2018. Please refer to Note 8, “Debt,” to our condensed consolidated financial statements, for further information on our debt.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, working capital, capital expenditures, pension contributions, and product development.

Concurrently with the closing of the IPO and the concurrent private placement on April 30, 2018, we applied the net proceeds to satisfy and to discharge the indenture governing our outstanding $475.0 million principal amount Senior Notes, and they were redeemed on May 30, 2018. We also refinanced our remaining debt under our (i) $702.0 million (original principal amount) Senior Term Debt and (ii) $130.0 million Revolving Credit Facility, accrued interest and related costs and expenses, with new senior credit facilities consisting of a $680.0 million term loan debt facility and a $300.0 million revolving credit facility.

Our customer trust funds are held and invested with the primary objectives being to ensure adequate liquidity to meet cash flow requirements and to protect the principal balance. In accordance with these objectives, we maintain approximately 46% of customer trust funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, or collateralized short-term investments; and we maintain approximately 54% of customer trust funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of U.S. Treasury and agency securities, Canada government and provincial securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate and bank securities. To maintain sufficient liquidity in the trust to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing. The assets held in trust are intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.

We believe that our cash flow from operations, availability under our revolving credit facility, and available cash and equivalents will be sufficient to meet our liquidity needs for the foreseeable future. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional debt, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and to fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional debt or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.

Statements of Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Six Months Ended June 30,
	2018	2017
	(Dollars in millions)
Net cash flows
Net cash used in operating activities - continuing operations	$(34.1)	$(35.4)
Net cash provided by (used in) investing activities - continuing operations	320.1	(33.9)
Net cash (used in) provided by financing activities	(205.1)	92.2
Net cash flows used in discontinued operations	(1.1)	(3.4)
Effect of exchange rate on cash	(2.7)	2.6

Net cash flows provided	77.1	22.1
Cash and equivalents at end of period	$171.8	$144.5
Net cash flows of customer trust funds
Net cash provided by (used in) investing activities - continuing operations	$338.9	$(15.6)
Net cash (used in) provided by financing activities - continuing operations	(338.9)	15.6

Net cash flows provided by customer trust funds - continuing operations	$—	$—

Changes in cash flows due to purchases of customer trust fund marketable securities, proceeds from the sale or maturity of customer trust fund marketable securities, and the net increase (decrease) of restricted cash held to satisfy customer trust fund obligations are primarily due to the timing of funds collected from customers and payments made to satisfy customer obligations. Customer trust fund cash flows are significantly affected by the period end day of the week relative to customer payment cycles. The customer trust funds are fully segregated from our operating cash accounts and are evaluated and tracked separately by management. Therefore, to provide meaningful information to the readers, the following discussion excludes customer trust funds.

Operating Activities

Net cash used in operating activities from continuing operations of $34.1 million during the six months ended June 30, 2018, was primarily attributable to a net loss from continuing operations of $56.3 million and a net change in working capital of $40.1 million, partially offset by certain non-cash items, primarily $28.1 million of depreciation and amortization, a $25.7 million loss on extinguishment of debt, primarily attributable to a call premium and debt issuance costs, and $13.2 million of share-based compensation expense. The net change in working capital included reductions in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation, and reductions in liabilities for accrued interest, due to our debt refinancing. Included within net cash flows used in operating activities for the six months ended June 30, 2018, was $55.1 million in cash interest payments on our long-term debt, $11.5 million in cash taxes, and $4.8 million in pension payments.

Net cash used in operating activities from continuing operations of $35.4 million during the six months ended June 30, 2017, was primarily attributable to a net change in working capital of $35.0 million and a net loss from continuing operations of $34.5 million, partially offset by certain non-cash items, primarily $26.1 million of depreciation and amortization and $8.5 million of share-based compensation expense. Net changes in working capital included reductions in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation, and reductions in liabilities for accrued taxes.

Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities from continuing operations, excluding customer trust fund activity, was $18.8 million, related to capital expenditures. Our capital expenditures included $13.9 million for software and technology and $4.9 million for property and equipment. For the six months ended June 30, 2018, capital expenditures for software development were $12.5 million which is included in capitalized expenditures for software and technology.

During the six months ended June 30, 2017, net cash used in investing activities from continuing operations, excluding customer trust fund activity, was $18.3 million, primarily related to capital expenditures, partially offset by net proceeds from divestitures of $0.9 million. Our capital expenditures included $14.6 million for software and technology and $4.6 million for property and equipment. For the six months ended June 30, 2017, capital expenditures for software development were $11.9 million which is included in capitalized expenditures for software and technology.

Financing Activities

Net cash provided by financing activities from continuing operations, excluding the change in customer trust fund obligations, was $133.8 million during the six months ended June 30, 2018. This cash inflow is primarily attributable to the net proceeds received from our IPO and concurrent private placement of $595.0 million, a net increase in the principal of our term loan of $23.0 million, and proceeds from the issuance of common stock upon exercise of stock options of $14.4 million, partially offset by payment to redeem our Senior Notes of $475.0 million and payment of debt refinancing costs of $23.3 million.

Net cash used in financing activities from continuing operations, excluding the change in customer trust fund obligations, was $76.6 million during the six months ended June 30, 2017, primarily related to the funding of the remaining $75.2 million from the issuance of our senior convertible preferred stock.

Cash Flows from Discontinued Operations

During the six months ended June 30, 2018, net cash used in discontinued operations was $1.1 million. During the six months ended June 30, 2017, net cash used in discontinued operations was $3.4 million. The net cash used in discontinued operations for both periods was primarily related to changes in working capital.

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

Off-Balance Sheet Arrangements

We do not and, as of June 30, 2018, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “assumes,” “projects,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Our actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in our filings with the SEC. Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-Q and the Prospectus, including the risk factors set forth in “Risk Factors” of the Prospectus. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or the terms of our debt. These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

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

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by the company or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. In 2017, we contributed $23.0 million to our pension plan. The effective discount rate used in accounting for pension and other benefit obligations in 2017 ranged from 3.01% to 3.25%. The expected rate of return on plan assets for qualified pension benefits in 2018 is 6.30%.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three and six months ended June 30, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

10.1	Senior Secured Credit Agreement, dated April 30, 2018, between Ceridian HCM Holding Inc., as borrowers, the lenders party thereto, Deutsche Bank AG New York Branch (as administrative agent and collateral agent) and Deutsche Bank AG Canadian branch (as Canadian subagent).

10.2	Voting Agreement by and among Ceridian HCM Holding Inc. and the other parties thereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: August 9, 2018	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Arthur Gitajn
		Name:	Arthur Gitajn
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)