Form 10-Q
period 2018-09-30
Ceridian HCM Holding Inc.
filed 2018-10-29
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 138,053,857 shares of Common Stock, $0.01 par value per share, as of October 24, 2018.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$188.0	$94.2
Trade and other receivables, net	62.6	66.6
Prepaid expenses	38.7	36.4
Assets of discontinued operations	—	156.2
Other current assets	2.4	5.3
Total current assets before customer trust funds	291.7	358.7
Customer trust funds	3,426.6	4,099.7
Total current assets	3,718.3	4,458.4
Property, plant, and equipment, net	100.6	102.0
Goodwill	1,949.8	1,961.0
Other intangible assets, net	192.3	206.5
Other assets	1.8	2.0
Total assets	$5,962.8	$6,729.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6.8	$—
Accounts payable	34.8	44.4
Accrued interest	0.3	15.9
Deferred revenue	16.8	14.0
Employee compensation and benefits	61.2	68.8
Liabilities of discontinued operations	0.2	19.6
Other accrued expenses	19.2	15.0
Total current liabilities before customer trust funds obligations	139.3	177.7
Customer trust funds obligations	3,457.0	4,105.5
Total current liabilities	3,596.3	4,283.2
Long-term debt, less current portion	665.0	1,119.8
Employee benefit plans	124.6	152.4
Other liabilities	38.4	45.5
Total liabilities	4,424.3	5,600.9
Commitments and contingencies (Note 14)
Stockholders’ equity:
Senior preferred stock, $0.01 par, 70,000,000 shares authorized, 16,802,144 shares issued and outstanding as of December 31, 2017	—	184.8
Junior preferred stock, $0.01 par, 70,000,000 shares authorized, 58,244,308 shares issued and outstanding as of December 31, 2017	—	0.6
Common stock, $0.01 par, 500,000,000 shares authorized, 138,049,718 shares issued and outstanding as of September 30, 2018 and 150,000,000 shares authorized, 65,285,962 shares issued and outstanding as of December 31, 2017	1.4	0.7
Additional paid in capital	2,297.3	1,565.4
Accumulated deficit	(419.1)	(348.2)
Accumulated other comprehensive loss	(341.1)	(312.1)
Total stockholders’ equity	1,538.5	1,091.2
Noncontrolling interest	—	37.8
Total equity	1,538.5	1,129.0
Total liabilities and equity	$5,962.8	$6,729.9

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

(Unaudited; dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Recurring services	$157.2	$145.6	$480.8	$438.2
Professional services and other	22.4	17.9	65.3	50.2
Total revenue	179.6	163.5	546.1	488.4
Cost of revenue:
Recurring services	49.1	48.4	149.3	145.8
Professional services and other	32.5	34.8	98.7	102.8
Product development and management	14.5	11.0	43.3	31.8
Depreciation and amortization	8.5	8.0	25.7	23.2
Total cost of revenue	104.6	102.2	317.0	303.6
Gross profit	75.0	61.3	229.1	184.8
Costs and expenses:
Selling, general, and administrative	59.4	52.4	200.3	161.0
Other expense (income), net	0.3	3.8	(2.5)	6.9
Operating profit	15.3	5.1	31.3	16.9
Interest expense, net	8.8	21.9	74.4	65.3
Income (loss) from continuing operations before income taxes	6.5	(16.8)	(43.1)	(48.4)
Income tax (benefit) expense	(0.9)	0.9	5.8	3.8
Income (loss) from continuing operations	7.4	(17.7)	(48.9)	(52.2)
Loss from discontinued operations	(3.0)	(2.9)	(14.8)	(2.4)
Net income (loss)	4.4	(20.6)	(63.7)	(54.6)
Net loss attributable to noncontrolling interest	—	(0.5)	(0.5)	(0.4)
Net income (loss) attributable to Ceridian	$4.4	$(20.1)	$(63.2)	$(54.2)
Net income (loss) per share:
Basic	$0.03	$(0.39)	$(0.67)	$(1.07)
Diluted	$0.03	$(0.39)	$(0.67)	$(1.07)
Weighted average shares outstanding:
Basic	137,768,764	65,281,692	105,730,178	65,181,373
Diluted	145,064,698	65,281,692	105,730,178	65,181,373

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$4.4	$(20.6)	$(63.7)	$(54.6)
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	9.8	23.1	(16.2)	43.9
Change in unrealized loss from invested customer trust funds	(6.0)	(7.8)	(24.5)	(10.0)
Change in pension liability adjustment (1)	2.9	2.5	8.7	7.6
Other comprehensive income (loss) before income taxes	6.7	17.8	(32.0)	41.5
Income tax benefit, net	(0.9)	(1.8)	(2.3)	(3.0)
Other comprehensive income (loss) after income taxes	7.6	19.6	(29.7)	44.5
Comprehensive income (loss)	12.0	(1.0)	(93.4)	(10.1)
Comprehensive (loss) income attributable to noncontrolling interest	—	(0.2)	(0.5)	0.2
Comprehensive income (loss) attributable to Ceridian	$12.0	$(0.8)	$(92.9)	$(10.3)
(1)

The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within selling, general, and administrative expense was $3.0 and $2.6 during the three months ended September 30, 2018, and 2017, respectively, and $9.0 and $7.8 during the nine months ended September 30, 2018, and 2017, respectively.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2018	2017
Net loss	$(63.7)	$(54.6)
Loss from discontinued operations	14.8	2.4
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(9.8)	(4.4)
Depreciation and amortization	42.4	39.7
Amortization of debt issuance costs and debt discount	1.9	2.7
Loss on debt extinguishment	25.7	—
Net periodic pension and postretirement cost	1.8	0.9
Non-cash share-based compensation	18.0	12.8
Other	0.1	(2.0)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	2.9	12.9
Prepaid expenses and other current assets	(3.0)	(2.8)
Accounts payable and other accrued expenses	(8.4)	(9.3)
Deferred revenue	2.8	3.6
Employee compensation and benefits	(27.7)	(33.4)
Accrued interest	(15.5)	(17.5)
Accrued taxes	5.2	(10.3)
Other assets and liabilities	(2.3)	0.2
Net cash used in operating activities - continuing operations	(14.8)	(59.1)
Net cash used in operating activities - discontinued operations	(3.3)	(5.6)
Net cash used in operating activities	(18.1)	(64.7)
Cash Flows from Investing Activities
Purchase of customer trust funds marketable securities	(694.8)	(369.5)
Proceeds from sale and maturity of customer trust funds marketable securities	707.9	395.9
Net change in restricted cash and other restricted assets held to satisfy customer trust funds obligations	610.1	252.4
Expenditures for property, plant, and equipment	(6.8)	(9.6)
Expenditures for software and technology	(21.9)	(22.5)
Net proceeds from divestitures	—	0.9
Net cash provided by investing activities - continuing operations	594.5	247.6
Net cash used in investing activities - discontinued operations	—	(0.2)
Net cash provided by investing activities	594.5	247.4
Cash Flows from Financing Activities
Decrease in customer trust funds obligations, net	(623.2)	(278.8)
Net proceeds from issuance of common stock	595.0	78.4
Proceeds from issuance of common stock upon exercise of stock options	22.2	—
Repurchase of stock	—	(1.8)
Proceeds from debt issuance	680.0	—
Repayment of long-term debt obligations	(1,132.3)	(25.9)
Payment of debt refinancing costs	(23.3)	—
Net cash used in financing activities	(481.6)	(228.1)
Effect of Exchange Rate Changes on Cash	(1.5)	9.0
Net increase (decrease) in cash and equivalents	93.3	(36.4)
Elimination of cash from discontinued operations	0.5	0.6
Cash and equivalents at beginning of period	94.2	120.8
Cash and equivalents at end of period	$188.0	$85.0

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

Subsequent to the IPO and concurrent private placement, we completed an internal corporate reorganization, pursuant to which the limited liability companies that held shares in us were merged with and into Ceridian HCM Holding Inc. At the time of these transactions, these limited liability companies had no assets other than equity interests in us or the other limited liability companies. As a result of these transactions, our previous, pre-IPO stockholders now hold shares of our common stock directly, rather than through a series of limited liability companies. These transactions had no impact on our assets, liabilities, or operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accounting policies we follow are set forth in Note 2, “Summary of Significant Accounting Policies,” to Ceridian’s audited consolidated financial statements, included in our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 (our “2017 Annual Report”), included within our prospectus dated April 25, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on April 26, 2018, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-223905) (the “Prospectus”). The following notes should be read in conjunction with such policies and other disclosures in our 2017 Annual Report and Prospectus.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which replaced all existing revenue guidance created by ASC Topic 606, including prescriptive industry-specific guidance. This standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will need to apply more judgment and make more estimates than under the previous guidance. In July 2015, the FASB deferred the effective date for all entities by one year, making the guidance for non-public companies effective for annual reporting periods beginning after December 15, 2018. Early adoption was permitted to the original effective date of December 15, 2016 (including interim reporting periods within that reporting period). The standard permits the use of either the retrospective or cumulative effect transition method. Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. An emerging growth company can, therefore, delay adoption of certain accounting standards until those standards would otherwise apply to private companies. Management has chosen to take advantage of this extended transition period to adopt ASU No. 2014-09 beginning in the first quarter of 2019. Management anticipates using the retrospective method for adoption.

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

Based on analysis performed to date, we expect that adoption of the new standard will result in changes to the classification and timing of our revenue recognition. Specifically, we expect an increase in revenue classified as professional services and other revenue and a reduction in revenue classified as recurring services revenue under the new standard, as compared to current U.S. GAAP. Further, we expect that the new standard will result in changes to the timing of our revenue recognition compared to current U.S. GAAP. In compliance with the new standard, a contractual asset will be reflected on the consolidated balance sheets and will be amortized over the customers’ period of benefit, which is generally three years. We also expect changes to the timing of certain incremental selling, general, and administrative expenses, as the new standard will also require capitalizing and amortizing certain selling expenses, such as commissions and bonuses paid to the sales force. These sales expenses will be amortized over the customer’s period of benefit, generally five years.

In periods of revenue growth, the changes above are expected to result in higher overall earnings before income taxes and net income, on an annual basis, when compared to current U.S. GAAP. We have not yet determined the impact of the disclosure requirements.

The following table presents the anticipated impacts that the adoption of ASC 606 would have for the periods presented:

	Three Months Ended September 30, 2018
	As Reported	Under ASC 606	Impact
Revenue:
Recurring services	$157.2	$149.4	$(7.8)
Professional services and other	22.4	28.8	6.4
Total revenue	$179.6	$178.2	$(1.4)
Operating profit	$15.3	$15.1	$(0.2)

	Three Months Ended September 30, 2017
	As Reported	Under ASC 606	Impact
Revenue:
Recurring services	$145.6	$139.7	$(5.9)
Professional services and other	17.9	26.4	8.5
Total revenue	$163.5	$166.1	$2.6
Operating profit	$5.1	$9.0	$3.9

	Nine Months Ended September 30, 2018
	As Reported	Under ASC 606	Impact
Revenue:
Recurring services	$480.8	$460.4	$(20.4)
Professional services and other	65.3	85.5	20.2
Total revenue	$546.1	$545.9	$(0.2)
Operating profit	$31.3	$36.9	$5.6

	Nine Months Ended September 30, 2017
	As Reported	Under ASC 606	Impact
Revenue:
Recurring services	$438.2	$419.8	$(18.4)
Professional services and other	50.2	72.7	22.5
Total revenue	$488.4	$492.5	$4.1
Operating profit	$16.9	$25.7	$8.8

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard requires balance sheet recognition for both finance leases and operating leases. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and for non-public companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The guidance is required to be adopted using a modified retrospective approach. An entity will, in effect, continue to account for leases that commence before the effective date in accordance with previous U.S. GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous U.S. GAAP.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments”, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of certain cash receipts and cash payments. This guidance is effective for non-public companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We have chosen to early adopt this guidance as of January 1, 2018, and have applied this guidance to the presentation of our debt refinancing transactions that occurred during 2018.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income,” which is in response to a narrow-scope financial reporting issue that arose because of the Tax Cuts and Jobs Act. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This amendment is intended to improve the usefulness of information reported to financial statement users by requiring certain disclosures about stranded tax effects. The amendment in this update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard. Please refer to Note 13, “Income Taxes,” for further discussion of this new guidance.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and 2018-11, “Leases (Topic 842): Targeted Improvements”. The amendments in ASU No. 2018-10 affect narrow aspects of the guidance issued in ASU No. 2016-02. For non-early adopters, this amendment is effective under the same timelines as ASU No. 2016-02. The amendments in ASU No. 2018-11 provide entities with an additional (and optional) transition method to adopt the new lease requirements. Under the additional transition method, entities may initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this update also provide lessors with a practical alternative to separate non-lease components from the associated lease component. Under this alternative, lessors may account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain other criteria are met. For entities that have not adopted Topic 842 before the issuance of this update, the effective date and transition requirements are the same as the effective date and transition requirements in ASU No. 2016-02.  We are currently evaluating the impact of the adoption of this standard.

3. Discontinued Operations

Distribution of LifeWorks Business

On March 1, 2016, we entered into a strategic joint venture with WorkAngel Technology Limited (“WorkAngel”) in which we contributed our existing LifeWorks employee assistance program business to WorkAngel Organisation Limited, a newly formed English limited company. On January 20, 2017, WorkAngel Organisation Limited changed its name to LifeWorks Corporation Ltd (“LifeWorks”). We had a controlling interest in LifeWorks, including certain preferential distribution rights; therefore, LifeWorks was consolidated within our financial statements, and the other joint venture ownership interest component was presented as a noncontrolling interest. During the nine months ended September 30, 2018, there was loss attributable to the noncontrolling interest of $0.5. During the three and nine months ended September 30, 2017, there was loss attributable to the noncontrolling interest of $0.5 and $0.4, respectively.

In the second quarter of 2018, contemporaneously with our IPO and concurrent private placement, we distributed our controlling financial interest in LifeWorks to our stockholders of record prior to the IPO on a pro rata basis in accordance with their pro rata interests in us (the “LifeWorks Disposition”).

At this time, the LifeWorks Disposition represented a strategic shift in our overall business and had a significant impact on the financial statement results. Therefore, the LifeWorks business has been presented as discontinued operations in the condensed consolidated financial statements and accompanying notes for all periods presented. Ceridian’s net book value related to LifeWorks of $95.7 was recorded as a distribution through additional paid in capital within our condensed consolidated balance sheet during the second quarter of 2018.

The amounts in the table below reflect the operating results of LifeWorks reported as discontinued operations, as well as supplemental disclosures of the discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$—	$21.1	$28.3	$59.9
Income (loss) from operations before income taxes	—	0.4	(0.9)	1.9
Income tax expense	(3.0)	(2.4)	(13.9)	(3.9)
Loss from discontinued operations, net of income taxes	$(3.0)	$(2.0)	$(14.8)	$(2.0)
Depreciation and amortization	$—	$1.0	$1.4	$3.0
Capital expenditures	$—	$—	$—	$0.2

The amounts in the table below reflect the assets and liabilities reported as discontinued operations for LifeWorks:

December 31, 2017
Assets:
Cash and equivalents	$5.3
Trade and other receivables, net	13.3
Prepaid expenses	1.5
Property, plant and equipment, net	1.8
Other intangible assets, net	5.9
Goodwill	126.3
Other assets	2.1
Assets of discontinued operations	$156.2
Liabilities:
Accounts payable	$4.4
Deferred revenue	2.8
Employee compensation and benefits	1.3
Other liabilities	10.8
Liabilities of discontinued operations	$19.3

Sale of UK Business

On June 15, 2016, we completed the stock sale of our United Kingdom and Ireland businesses, along with the portion of our Mauritius operations that supported these businesses (the “UK Business”). Concurrent with this transaction, we entered into a strategic partnership with the acquirer, SD Worx, a leading European provider of payroll and human capital management (“HCM”) services, to deliver cloud HCM services across Europe.

This transaction in the second quarter of 2016 represented a strategic shift in our overall business and had a significant impact on our financial statement results. Therefore, the UK Business has been presented as discontinued operations in the condensed consolidated financial statements and accompanying notes for all periods presented.

The amounts in the table below reflect the operating results of the UK Business reported as discontinued operations, as well as supplemental disclosures of discontinued operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Net revenues	$—	$—
Loss from operations before income taxes	—	—
Loss on sale of businesses	(0.7)	(0.7)
Income tax expense	—	—
Loss from discontinued operations, net of income taxes	$(0.7)	$(0.7)

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

These three transactions, which were completed in the third quarter of 2015, represented a strategic shift in our overall business and had a significant impact on the financial statement results. Accordingly, the Divested Benefits Continuation Businesses, as well as the Consumer-Directed Benefit Services, have been presented as discontinued operations in the condensed consolidated financial statements and accompanying notes for all periods presented. The amounts in the table below reflect the operating results and gain on sale of the Divested Benefits Continuation Businesses reported as discontinued operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Net revenues	$—	$—
Income from operations before income taxes	0.1	—
(Loss) gain on sale of businesses	(0.4)	0.5
Income tax benefit (expense)	0.2	(0.2)
(Loss) income from discontinued operations, net of income taxes	$(0.2)	$0.3

For both sales of the Divested Benefits Continuation Businesses, consideration received was contingent upon the number and dollar value of successful customer transitions and was recorded when earned. The proceeds received and earned during the nine months ended September 30, 2017, were for a final purchase price true-up related to one of the transactions.

The remaining liabilities related to discontinued operations for the Divested Benefits Continuation Businesses as of September 30, 2018, and December 31, 2017, were $0.2 and $0.3 of other accrued expenses.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2018, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
Assets
Available for sale customer trust funds assets	$1,720.1	$—	$1,720.1	(a)	$—
Total assets measured at fair value	$1,720.1	$—	$1,720.1		$—

As of December 31, 2017, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
Assets
Available for sale customer trust funds assets	$1,782.1	$—	$1,782.1	(a)	$—
Total assets measured at fair value	$1,782.1	$—	$1,782.1		$—

(a)	Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2018, and the year ended December 31, 2017, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

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

Financial Statement Presentation

Investment income from invested customer trust funds is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer trust funds included in revenue was $15.8 and $11.6 for the three months ended September 30, 2018, and 2017, respectively, and $49.6 and $34.2 for the nine months ended September 30, 2018, and 2017, respectively. Investment income includes interest income, realized gains and losses from sales of customer trust funds’ investments, and unrealized credit losses determined to be other-than-temporary.

The amortized cost of customer trust funds as of September 30, 2018, and December 31, 2017, is the original cost of assets acquired. The amortized cost and fair values of investments of customer trust funds available for sale as of September 30, 2018, and December 31, 2017, are as follows:

Investments of Customer Trust Funds at September 30, 2018

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities, investments carried at cost and other cash equivalents	$1,697.9	$—	$—	$1,697.9
Available for sale investments:
U.S. government and agency securities	548.6	—	(19.1)	529.5
Canadian and provincial government securities	414.6	2.1	(2.7)	414.0
Corporate debt securities	513.1	0.2	(6.8)	506.5
Asset-backed securities	249.6	—	(3.6)	246.0
Mortgage-backed securities	9.7	—	(0.3)	9.4
Other securities	14.9	—	(0.2)	14.7
Total available for sale investments	1,750.5	2.3	(32.7)	1,720.1
Invested customer trust funds	3,448.4	$2.3	$(32.7)	3,418.0
Trust receivables	8.6			8.6
Total customer trust funds	$3,457.0			$3,426.6

Investments of Customer Trust Funds at December 31, 2017

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities, investments carried at cost and other cash equivalents	$2,309.3	$—	$—	$2,309.3
Available for sale investments:
U.S. government and agency securities	584.6	0.1	(7.1)	577.6
Canadian and provincial government securities	418.2	6.6	(1.5)	423.3
Corporate debt securities	472.3	0.8	(2.5)	470.6
Asset-backed securities	280.8	—	(1.8)	279.0
Mortgage-backed securities	15.0	—	(0.2)	14.8
Other securities	17.0	—	(0.2)	16.8
Total available for sale investments	1,787.9	7.5	(13.3)	1,782.1
Invested customer trust funds	4,097.2	$7.5	$(13.3)	4,091.4
Trust receivables	8.3			8.3
Total customer trust funds	$4,105.5			$4,099.7

The following represents the gross unrealized losses and the related fair value of the investments of customer trust funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(8.0)	$257.9	$(11.1)	$268.7	$(19.1)	$526.6
Canadian and provincial government securities	(0.9)	86.9	(1.8)	100.8	(2.7)	187.7
Corporate debt securities	(3.7)	271.1	(3.1)	145.9	(6.8)	417.0
Asset-backed securities	(1.1)	97.4	(2.5)	129.8	(3.6)	227.2
Mortgage-backed securities	(a)	1.2	(0.3)	8.0	(0.3)	9.2
Other securities	(0.1)	4.0	(0.1)	10.5	(0.2)	14.5
Total available for sale investments	$(13.8)	$718.5	$(18.9)	$663.7	$(32.7)	$1,382.2

(a)	These investments have been in an unrealized loss position; however, the amount of unrealized loss is less than $0.05.

Management does not believe that any individual unrealized loss as of September 30, 2018, represents an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at September 30, 2018, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Cost	Fair Value
Due in one year or less	$2,024.4	$2,023.9
Due in one to three years	565.6	556.5
Due in three to five years	565.5	557.6
Due after five years	292.9	280.0
Invested customer trust funds	$3,448.4	$3,418.0

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Land	$7.5	$7.5
Software	218.5	197.4
Machinery and equipment	118.8	120.3
Buildings and improvements	39.8	36.3
Total property, plant, and equipment	384.6	361.5
Accumulated depreciation	(284.0)	(259.5)
Property, plant, and equipment, net	$100.6	$102.0

Depreciation expense of property, plant, and equipment totaled $9.6 and $8.9 for the three months ended September 30, 2018, and 2017, respectively, and $28.4 and $25.8 for the nine months ended September 30, 2018, and 2017, respectively.

7. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows for the nine months ended September 30, 2018, and the year ended December 31, 2017:

Balance at December 31, 2016	$1,933.1
Translation	27.9
Balance at December 31, 2017	1,961.0
Translation	(11.2)
Balance at September 30, 2018	$1,949.8

Intangible Assets

Other intangible assets consisted of the following as of September 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
Customer lists and relationships	$208.6	$(188.8)	$19.8	5-15
Trade name	173.9	(2.0)	171.9	—
Technology	154.4	(153.8)	0.6	2-7
Total other intangible assets	$536.9	$(344.6)	$192.3

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

Amortization expense related to definite-lived intangible assets was $4.7 and $4.7 for the three months ended September 30, 2018, and 2017, respectively, and $14.0 and $13.9 for the nine months ended September 30, 2018, and 2017, respectively.

8. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	September 30,	December 31,
	2018	2017
Term Debt, interest rate of 5.5% and 5.1% as of September 30, 2018 and December 31, 2017, respectively	$680.0	$657.3
Senior Notes, interest rate of 11.0% as of December 31, 2017	—	475.0
Revolving Credit Facility ($300.0 and $130.0 available capacity less amounts reserved for letters of credit, which were $2.7 and $2.9 as of September 30, 2018 and December 31, 2017, respectively)	—	—
Total debt	680.0	1,132.3
Less unamortized discount on Term Debt	1.7	0.9
Less unamortized debt issuance costs on Senior Notes and Term Debt	6.5	11.6
Less current portion of long-term debt	6.8	—
Long-term debt, less current portion	$665.0	$1,119.8

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

In connection with the refinancing of the 2014 Senior Secured Credit Facility, we capitalized $3.6 of financing costs and recognized a loss on debt extinguishment of $7.1 within interest expense, net on our condensed consolidated statement of operations during the nine months ended September 30, 2018.

Senior Notes

Using the net proceeds received from the IPO and concurrent private placement, we satisfied and discharged the indenture governing our Senior Notes on April 30, 2018, and the Senior Notes were redeemed on May 30, 2018. In connection with the redemption of the Senior Notes, we recognized a loss on debt extinguishment of $18.6 within interest expense, net on our condensed consolidated statement of operations during the nine months ended September 30, 2018.

Future Payments and Maturities of Debt

The future principal payments and maturities of our debt are as follows:

Years Ending December 31,	Amount
2018	$1.7
2019	6.8
2020	6.8
2021	6.8
2022	6.8
Thereafter	651.1
$680.0

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of our debt was estimated to be $680.9 and $1,154.1 as of September 30, 2018 and December 31, 2017, respectively.

9. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Pension Cost	2018	2017	2018	2017
Interest cost	$4.1	$4.3	$12.3	$12.9
Actuarial loss amortization	3.6	3.2	10.8	9.6
Less: Expected return on plan assets	(6.5)	(6.6)	(19.5)	(19.8)
Net periodic pension cost	$1.2	$0.9	$3.6	$2.7

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Postretirement Benefit	2018	2017	2018	2017
Service benefit	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Interest cost	0.1	0.1	0.3	0.3
Actuarial gain amortization	(0.6)	(0.6)	(1.8)	(1.8)
Net periodic postretirement benefit gain	$(0.6)	$(0.6)	$(1.8)	$(1.8)

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

Effective November 1, 2013, although most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, as amended (“2013 SIP”), a small number of participants maintained their stock options in the 2007 SIP. Concurrent with the IPO and legal reorganization, all outstanding stock options under the 2007 SIP were converted into options to purchase common stock of Ceridian. As of September 30, 2018, there were 5,000 stock options outstanding under the 2007 SIP.

The 2013 SIP authorized the issuance of up to 12,500,000 shares of common stock of Ceridian to eligible participants through stock options and other stock awards, which was increased to 15,000,000 on March 20, 2017, by the Board of Directors. Eligible participants in the 2013 SIP include Ceridian’s directors, employees, and consultants.

As part of the 2013 SIP, the Board of Directors approved a stock appreciation rights program that authorized the issuance of up to 600,000 stock appreciation rights. The performance criteria for all stock appreciation rights was met on April 30, 2018, resulting in the vesting of all outstanding stock appreciation rights. We recognized $1.5 of share-based compensation expense related to the vesting of these stock appreciation rights during the nine months ended September 30, 2018. As of September 30, 2018, there were no remaining outstanding stock appreciation rights.

Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of September 30, 2018, there were 10,766,257 stock options and restricted stock units outstanding under the 2013 SIP. We do not intend to grant any awards under the 2007 SIP or the 2013 SIP following our IPO.

On April 24, 2018, in connection with the IPO, the Board of Directors approved the Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (“2018 EIP”), which authorizes the issuance of up to 13,500,000 shares of common stock to eligible participants through equity awards. Equity awards under the 2018 EIP vest annually on a pro rata basis, generally over a four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of the grant. As of September 30, 2018, there were 5,125,110 stock options and restricted stock units outstanding and 8,374,890 shares available for future grants of equity awards under the 2018 EIP.

Total share-based compensation expense was $4.8 and $4.3 for three months ended September 30, 2018, and 2017, respectively, and $19.5 and $12.8 for the nine months ended September 30, 2018, and 2017.

Performance-Based Stock Options

Performance-based option activity under the 2007 SIP and the 2013 SIP for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2017	1,038,147	$13.46	3.5	$—
Granted	—	—	—	—
Exercised	(633,606)	(13.46)	—	—
Forfeited or expired	(8,358)	(13.46)	—	—
Performance-based options outstanding at September 30, 2018	396,183	$13.50	3.4	$11.3
Performance-based options exercisable at September 30, 2018	396,183	$13.50	3.4	$11.3

The performance criteria for all outstanding performance-based stock options was met on June 7, 2018, resulting in the vesting of all outstanding performance-based stock options on this date. We recognized $4.8 of share-based compensation expense related to the vesting of these performance-based stock options during the nine months ended September 30, 2018. As of September 30, 2018, there was no share-based compensation expense related to unvested performance-based stock options not yet recognized.

Term-Based Stock Options

Term-based option activity, including stock options under the 2007 SIP, the 2013 SIP and the 2018 EIP, for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2017	10,994,181	$16.52	6.9	$48.8
Granted	5,140,787	22.84	—	—
Exercised	(1,127,360)	(13.73)	—	—
Forfeited or expired	(166,747)	(17.09)	—	—
Term-based options outstanding at September 30, 2018	14,840,861	$18.66	7.6	$346.8
Term-based options exercisable at September 30, 2018	6,868,950	$16.70	5.8	$174.0

As of September 30, 2018, there was $49.7 of share-based compensation expense related to unvested term based awards not yet recognized, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

Restricted stock units (“RSUs”) activity, including RSUs under the 2013 SIP and the 2018 EIP, for the period was as follows:

Shares
RSUs outstanding at December 31, 2017	605,990
Granted	159,323
Shares issued upon vesting of RSUs	(105,990)
Forfeited or canceled	—
RSUs outstanding at September 30, 2018	659,323
RSUs releasable at September 30, 2018	125,000

During the nine months ended September 30, 2018, 159,323 RSUs were granted and 230,990 RSUs vested. Of the vested RSUs 105,990 shares of common stock were issued, and 125,000 RSUs remained vested and releasable. As of September 30, 2018, there were 534,323 unvested RSUs outstanding. RSUs generally vest annually over a three- or four-year period. There were 29,800 RSUs that vested upon completion of the IPO. As of September 30, 2018, there was $10.6 of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

11. Supplementary Data to Statements of Operations

Other expense, net consisted of foreign currency translation expense of $0.3 and $3.8 for the three months ended September 30, 2018 and 2017, respectively. The foreign currency translation expense for the three months ended September 30, 2017, is primarily related to remeasurement losses from an intercompany payable of a U.S. subsidiary denominated in Canadian dollars. This intercompany payable was repaid in the second quarter of 2018.

Other (income) expense, net consisted of foreign currency translation income of $2.5, and foreign currency translation expense of $6.9 for the nine months ended September 30, 2018, and 2017, respectively. The foreign currency translation is primarily related to remeasurement gains and losses from an intercompany payable of a U.S. subsidiary denominated in Canadian dollars. This intercompany payable was repaid in the second quarter of 2018.

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Trust Funds	Pension Liability Adjustment	Total
Balance as of December 31, 2017	$(160.6)	$(9.0)	$(142.5)	$(312.1)
Other comprehensive income (loss) before income taxes and reclassifications	(16.2)	(24.5)	(0.3)	(41.0)
Income tax benefit	—	2.3	—	2.3
Reclassifications to earnings	—	—	9.0	9.0
Other comprehensive income (loss) attributable to Ceridian	(16.2)	(22.2)	8.7	(29.7)
LifeWorks Disposition	0.7	—	—	0.7
Balance as of September 30, 2018	$(176.1)	$(31.2)	$(133.8)	$(341.1)

13. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes, which includes the effect of temporary differences between financial statement income and income recognized for tax return purposes. Our income tax provision is negatively affected by the need for a valuation allowance against our deferred tax assets. We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the requirement for a valuation allowance, we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our deferred tax assets not already identified as requiring a valuation allowance. As of September 30, 2018, and December 31, 2017, we continued to record a full valuation allowance against our domestic deferred tax assets that are not offset by the reversal of deferred tax liabilities. In the future, if it is determined that we no longer have a requirement to record a valuation allowance against all or a portion of our deferred tax assets, the release of the valuation allowance would have a positive impact on our income tax provision.

On December 22, 2017, the Tax Cut and Jobs Act legislation (the “Tax Act”) was signed into law. The Tax Act made broad and complex changes to the U.S. tax code including: (a) lower U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, (b) accelerated expensing of qualified capital investments for a specific period, and (c) a transition from a worldwide tax system to a territorial tax system. The reduction in the U.S. statutory tax rate from 35% to 21% results in the reduction of the overall U.S. statutory tax rate, including state and local taxes, from 39.0% to 25.9%.

ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment; however, shortly after enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which allows a company to record a provisional amount when it does not have the necessary information available to complete its accounting for the change in the tax law. The FASB subsequently issued ASU No. 2018-05 to codify SAB 118 by amending ASC 740. ASU No. 2018-05 continues to allow a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

We recorded income tax expense of $5.8 during the nine months ended September 30, 2018. Included in this amount are the estimated impacts of requiring a current inclusion in U.S. federal income of certain earnings of controlled foreign corporations, allowing a domestic corporation an immediate deduction in the U.S. taxable income for a portion of its foreign-derived intangible income, and the base erosion anti-abuse tax.

In January and April of 2018, the Internal Revenue Service (the “IRS”) issued guidance that provides additional clarification on certain aspects of the transition tax calculation. For the quarter ended September 30, 2018, the application of the additional IRS guidance resulted in a $16.2 million increase in includible untaxed foreign earnings, which resulted in a $5.7 million increase in tax expense. This increase was offset by the tax benefit of the utilization of $16.2 million of net operating loss carryover. The overall impact to tax expense in the quarter ended September 30, 2018, was zero.

The total amount of unrecognized tax benefits as of September 30, 2018, and December 31, 2017, were $1.3, including $0.2 of accrued interest, and $1.5, including $0.4 of accrued interest, respectively. Of the total amount of unrecognized tax benefits as of September 30, 2018, $1.3 represents the amount that, if recognized, would favorably impact our effective income tax rate. It is reasonable to expect that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or financial condition.

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

We recorded a management fee expense in selling, general, and administrative expense of $0.5 for the three months ended September 30, 2017, related to these management agreements. During the nine months ended September 30, 2018, and 2017, we recorded a management fee expense in selling, general, and administrative expense of $12.0 and $1.4, respectively, related to these management agreements.

Debt

Prior to its split-off from FNF, Cannae was an affiliate of FNF. FNF and its subsidiaries owned $24.0 of the Senior Notes as of December 31, 2017. Based on this ownership, $0.8 in interest payments were made for the three months ended September 30, 2017, and $1.3 and $2.4 during the nine months ended September 30, 2018, and 2017, respectively. FNF and its subsidiaries conducted the debt transactions through third parties in the ordinary course of their business and not directly with us. Following Cannae’s split-off from FNF, FNF retained ownership of the Senior Notes.

Service and Vendor Related Agreements

Ceridian is a party to a service agreement with CompuCom Systems, Inc. (“CompuCom”), an investment portfolio company of THL Partners. Pursuant to the service agreement, CompuCom agrees to provide us with service desk and desk side support services. Pursuant to this arrangement, we made payments to CompuCom totaling $0.6 and $0.9 during the three months ended September 30, 2018, and 2017, respectively, and $1.3 and $2.3 during the nine months ended September 30, 2018, and 2017, respectively.

Other Transactions

On July 23, 2018, Ronald F. Clarke was appointed to our Board of Directors. Mr. Clarke has been the chief executive officer of FleetCor Technologies Inc. (“FleetCor Technologies”) since August 2000 and its chairman of the board of directors since March 2003. We provide services to FleetCor Technologies or one of its wholly owned affiliates through certain commercial arrangements entered into in the ordinary course of business, which include provision of Dayforce HCM services, reseller or referral arrangements whereby we resell or refer FleetCor Technologies services to its customers, and other administrative services. For these services, we have recorded revenue of $0.1 and $0.1 for the three months ended September 30, 2018, and 2017, respectively, and $0.2 and $0.4 for the nine months ended September 30, 2018, and 2017, respectively. We are also a corporate charge card customer of FleetCor Technologies. FleetCor Technologies receives a fee from the merchants from whom purchases are made on the FleetCor Technologies corporate charge card by us. In connection with charge card purchases made by us, FleetCor Technologies has provided us with rebates of approximately $0.1 and $0.2 for the three and nine months ended September 30, 2017, respectively.

We provide Dayforce and related services to The Stronach Group, for which we recorded revenue $0.2 for the nine months ended September 30, 2018. Alon Ossip, the brother of our chief executive officer, David Ossip, was the chief executive officer, and is currently a minority shareholder, of The Stronach Group.

We provide Dayforce and related services to FNF for which we recorded revenue of $0.1 for the three months ended September 30, 2018, and $0.3 and $0.4 for the nine months ended September 30, 2018, and 2017, respectively.

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

Our Solutions

We categorize our solutions into two categories, Cloud and Bureau.

•

Cloud revenue is generated from HCM solutions that are delivered via two cloud offerings, Dayforce and Powerpay. The Dayforce offering is differentiated from our market competition as being a single application with continuous calculation that offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Dayforce revenue is primarily generated from monthly recurring fees charged on a per-employee, per-month (“PEPM”) basis, generally one-month in advance of service. Also included within Dayforce revenue is implementation, staging, and other professional services revenue; revenues from the sale, rental, and maintenance of time clocks; and billable travel expenses. The Powerpay offering is our solution designed primarily for small market Canadian customers. The typical Powerpay customer has fewer than 20 employees, and the majority of the revenue is generated from recurring fees charged on a per-employee, per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to the direct revenue earned from the Dayforce and Powerpay offerings, Cloud revenue also includes investment income generated from holding Cloud customer funds in trust before funds are remitted to taxing authorities, Cloud customer employees, or other third parties; and revenue from the sale of third party services.

•

Bureau revenue is generated primarily from HCM solutions delivered via a service-bureau model. These solutions are delivered via three primary service lines: payroll, payroll-related tax filing services, and outsourced human resource solutions. Revenue from payroll services is generated from recurring fees charged on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis. Our outsourced human resource solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting. We also perform individual services for customers, such as check printing, wage attachment and disbursement, and Affordable Care Act (“ACA”) management. Additional items included in Bureau revenue are custom professional services revenue; investment income generated from holding Bureau customer funds in trust before funds are remitted to taxing authorities, Bureau customer employees, or other third parties; consulting services related to Bureau offerings; and revenue from the sale of third party services.

Revenue by solution is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cloud	$133.0	$103.0	$386.0	$288.0
Bureau	46.6	60.5	160.1	200.4
Total revenue	$179.6	$163.5	$546.1	$488.4

17. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to Ceridian available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

For the calculation of diluted net income (loss) per share, net income (loss) per share is adjusted by the effect of dilutive securities, including awards under our share-based compensation plans. Diluted net income (loss) per share is computed by dividing the resulting net income (loss) attributable to Ceridian available to common stockholders by the weighted-average number of fully diluted common shares outstanding. During the three months ended September 30, 2017, and the nine months ended September 30, 2018, and 2017, our potential dilutive shares, such as stock options, RSUs, and shares of senior and junior convertible preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net income (loss) per share computations are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Ceridian	$4.4	$(20.1)	$(63.2)	$(54.2)
Less: Loss from discontinued operations	(3.0)	(2.9)	(14.8)	(2.4)
Net income (loss) from continuing operations attributable to Ceridian	7.4	(17.2)	(48.4)	(51.8)
Less: Senior Preferred Stock dividends declared	—	5.3	7.7	15.3
Net income (loss) from continuing operations attributable to Ceridian available to common stockholders	$7.4	$(22.5)	$(56.1)	$(67.1)
Denominator:
Weighted-average shares outstanding - basic	137,768,764	65,281,692	105,730,178	65,181,373
Effect of dilutive equity instruments	7,295,934	—	—	—
Weighted-average shares outstanding - diluted	145,064,698	65,281,692	105,730,178	65,181,373
Net income (loss) per share from continuing operations attributable to Ceridian - basic	$0.05	$(0.35)	$(0.53)	$(1.03)
Net loss per share from discontinued operations - basic	$(0.02)	$(0.04)	$(0.14)	$(0.04)
Net income (loss) per share attributable to Ceridian - basic	$0.03	$(0.39)	$(0.67)	$(1.07)
Net income (loss) per share from continuing operations attributable to Ceridian - diluted	$0.05	$(0.35)	$(0.53)	$(1.03)
Net loss per share from discontinued operations - diluted	$(0.02)	$(0.04)	$(0.14)	$(0.04)
Net income (loss) per share attributable to Ceridian - diluted	$0.03	$(0.39)	$(0.67)	$(1.07)

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Senior convertible preferred stock	—	16,802,144	7,358,603	16,802,144
Junior convertible preferred stock	—	58,244,308	25,508,456	58,244,308
Stock options	148,370	11,778,981	14,127,557	11,349,251
Restricted stock units	—	605,990	561,836	478,325

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

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to more than 3,450 live Dayforce customers as of September 30, 2018. For the three and nine months ended September 30, 2018, we added over 150 and 450 new live Dayforce customers, respectively.

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

Our Solutions

We categorize our solutions into two categories, Cloud and Bureau.

Cloud revenue is generated from solutions that are delivered via two cloud offerings, Dayforce and Powerpay. The Dayforce offering is differentiated from our market competition as being a single application with continuous calculation that offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Dayforce revenue is primarily generated from monthly recurring fees charged on a PEPM basis, generally one-month in advance of service. Also included within Dayforce revenue is implementation, staging, and other professional services revenue; revenues from the sale, rental, and maintenance of time clocks; and billable travel expenses. The Powerpay offering is our solution designed primarily for small market Canadian customers. The typical Powerpay customer has fewer than 20 employees, and the majority of the revenue is generated from recurring fees charged on a per-employee, per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to the direct revenue earned from the Dayforce and Powerpay offerings, Cloud revenue also includes investment income generated from holding Cloud customer funds in trust before funds are remitted to taxing authorities, Cloud customer employees, or other third parties; and revenue from the sale of third party services.

Bureau revenue is generated primarily from solutions delivered via a service-bureau model. These solutions are delivered via three primary service lines: payroll, payroll-related tax filing services, and outsourced human resource solutions. Revenue from payroll services is generated from recurring fees charged on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis. Our outsourced human resource solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting. We also perform individual services for customers, such as check printing, wage attachment and disbursement, and ACA management. Additional items included in Bureau revenue are custom professional services revenue; investment income generated from holding Bureau customer funds in trust before funds are remitted to taxing authorities, Bureau customer employees, or other third parties; consulting services related to Bureau offerings; and revenue from the sale of third party services.

Within each solution, we categorize our revenue as: (i) recurring services or (ii) professional services and other. Recurring services revenues consist of the recurring fees that we charge for our Cloud and Bureau solutions. We also generate recurring services revenue from investment income on our Cloud and Bureau customer funds held in trust before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue. Professional services and other revenues consist primarily of charges relating to the work performed to assist customers with the implementation of their solutions. Also included in professional services and other revenues are post-implementation professional services, purchased time clocks, and any related training services.

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

As part of our strategy to focus on the growth of our Cloud solutions business, we undertook the following initiatives to simplify our business model:

•	(i) sold our consumer-directed benefit services business in 2013;
•	(ii) merged Comdata, our payment systems business unit, with FleetCor Technologies Inc. in 2014;
•	(iii) sold our benefits administration and post-employment compliance businesses in 2015;
•	(iv) sold our United Kingdom and Ireland businesses and a portion of our operations that supported such businesses in the Republic of Mauritius in 2016; and
•

(v) contributed our LifeWorks employee assistance program business to a joint venture, LifeWorks, in 2016, then distributed our ownership in this joint venture to a holding company owned by our stockholders in April 2018.

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

We applied a portion of the net proceeds from the IPO to satisfy and to discharge the indenture governing our outstanding $475.0 million principal amount Senior Notes, and they were redeemed on May 30, 2018. Concurrently, we also refinanced our remaining debt under our (i) $702.0 million (original principal amount) Senior Term Debt and (ii) $130.0 million Revolving Credit Facility, including accrued interest and related costs and expenses, with new senior credit facilities consisting of a $680.0 million term loan debt facility and a $300.0 million revolving credit facility. Please refer to Note 8, “Debt,” for further discussion of the debt transactions.

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

Contemporaneously with the IPO and concurrent private placement, we distributed our interest in LifeWorks to a holding company owned by our existing stockholders of record prior to the IPO on a pro rata basis in accordance with their pro rata interests in us (“LifeWorks Disposition”). As a result of the LifeWorks Disposition, we no longer have any material obligations under the LifeWorks joint venture agreement. Please refer to Note 3, “Discontinued Operations,” for further discussion of the LifeWorks Disposition.

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

	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2018	2018	2018	2017	2017	2017	2017	2016
Live Dayforce customers	3,465	3,308	3,154	3,001	2,855	2,690	2,480	2,339
Dayforce customers live for two or more years	2,148	2,014	1,872	1,770	1,628	1,524	1,377	1,276
Proportion of Dayforce customers live for two or more years	62%	61%	59%	59%	57%	57%	56%	55%

Over the lifetime of the customer relationship, we have the opportunity to realize additional PEPM revenue, both as the customer grows or rolls out the Dayforce solution to additional employees, and also by selling additional functionality. We incur on-going costs to manage the account, to support customers, and to sell additional functionality. These costs, however, are significantly less than the costs initially incurred to acquire and to implement the customer.

Key Factors and Trends Affecting Our Results of Operations

Growing our Dayforce Customer Base

A key part of our strategy is to continue to grow our Dayforce customer base. As of September 30, 2018, we had more than 3,450 live Dayforce customers, an increase of approximately 610 customers as compared to the total at September 30, 2017. Our continued focus on sales execution is important to drive further penetration of the Dayforce platform and to expand our market share. We also believe that there is a significant opportunity for our solution outside of our core North American markets. Dayforce was designed as a global platform; and we intend to expand globally through both the expansion of our own proprietary payroll functionality, as well as through new and existing partnerships with local vendors, including our existing membership in the Payroll Services Alliance.

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

Managing the Migration of our Bureau Customers to Dayforce

We generally stopped actively selling our Bureau solutions to new customers in the United States in 2012 and have been marketing our Dayforce platform to new and existing customers since that time. For the three months ended September 30, 2018, Bureau revenue declined by $13.9 million, or 23.0% as compared to the three months ended September 30, 2017. Of the $13.9 million decline in Bureau revenue for the three months ended September 30, 2018, $5.6 million was associated with customers migrating to Dayforce, which represented 19% of the increase in Cloud revenue during this period. As the number of Bureau customers continues to decline, our results of operations will depend, in part, on replacing the revenue from Bureau customer attrition and on maintaining the profitability of services to our remaining Bureau customers. We believe that our cloud Dayforce platform is attractive to many customers that currently use an outsourced service bureau for their payroll and HCM-related needs; and, as a result, that sales to new customers and sales of additional functionality to our growing Dayforce customer base will continue to more than offset the decline in revenue from Bureau customers. We also believe that we will continue to be able to provide services to our remaining Bureau customers at attractive margins. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers driven by utilization of additional modules on the Dayforce platform.

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

How We Assess Our Performance

In assessing our performance, we consider a variety of performance indicators in addition to revenue and net income, including live Dayforce customers, Adjusted EBITDA and Adjusted EBITDA margin, which are non-U.S. GAAP financial measures.

Live Dayforce Customers

We use the number of customers live on Dayforce as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We had 3,465 customers live on Dayforce as of September 30, 2018, compared to 2,855 customers live on Dayforce as of September 30, 2017. Please refer to the “Our Business Model” section above for the number of live Dayforce customers at the end of the last seven quarters.

Adjusted EBITDA

We believe that Adjusted EBITDA and Adjusted EBITDA margin, non-U.S. GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude net income or loss from discontinued operations, sponsor management fees, non-cash charges for asset impairments, gains or losses on assets and liabilities held in a foreign currency other than the functional currency of a company subsidiary, share-based compensation expense, severance charges, restructuring consulting fees, transaction costs, and environmental reserve charges. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of Total Revenue. Management believes that Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the normal course of our business operations. Please refer to the “Non-GAAP Measures” section below for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin.  The table below presents Adjusted EBITDA and Adjusted EBITDA margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Adjusted EBITDA	$36.4	$28.4	$113.6	$82.2
Adjusted EBITDA margin	20.3%	17.4%	20.8%	16.8%

Results of Operations

Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017

	Three Months Ended		Increase /
	September 30,		(Decrease)		% of Revenue
	2018	2017	Amount	%	2018	2017
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$111.2	$85.9	25.3	29.5%	61.9%	52.5%
Bureau	46.0	59.7	(13.7)	(22.9)%	25.6%	36.5%
Total recurring services	157.2	145.6	11.6	8.0%	87.5%	89.1%
Professional services and other	22.4	17.9	4.5	25.1%	12.5%	10.9%
Total revenue	179.6	163.5	16.1	9.8%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	35.4	31.4	4.0	12.7%	19.7%	19.2%
Bureau	13.7	17.0	(3.3)	(19.4)%	7.6%	10.4%
Total recurring services	49.1	48.4	0.7	1.4%	27.3%	29.6%
Professional services and other	32.5	34.8	(2.3)	(6.6)%	18.1%	21.3%
Product development and management	14.5	11.0	3.5	31.8%	8.1%	6.7%
Depreciation and amortization	8.5	8.0	0.5	6.3%	4.7%	4.9%
Total cost of revenue	104.6	102.2	2.4	2.3%	58.2%	62.5%
Gross profit	75.0	61.3	13.7	22.3%	41.8%	37.5%
Costs and expenses:
Selling, general, and administrative	59.4	52.4	7.0	13.4%	33.1%	32.0%
Other expense, net	0.3	3.8	(3.5)	(92.1)%	0.2%	2.3%
Operating profit	15.3	5.1	10.2	200.0%	8.5%	3.1%
Interest expense, net	8.8	21.9	(13.1)	(59.8)%	4.9%	13.4%
Income (loss) from continuing operations before income taxes	6.5	(16.8)	23.3	138.7%	3.6%	(10.3)%
Income tax (benefit) expense	(0.9)	0.9	(1.8)	(200.0)%	(0.5)%	0.6%
Income (loss) from continuing operations	7.4	(17.7)	25.1	141.8%	4.1%	(10.8)%
Loss from discontinued operations	(3.0)	(2.9)	(0.1)	(3.4)%	(1.7)%	(1.8)%
Net income (loss)	4.4	(20.6)	25.0	121.4%	2.4%	(12.6)%
Net loss attributable to noncontrolling interest	—	(0.5)	0.5	n.m.	—	(0.3)%
Net income (loss) attributable to Ceridian	$4.4	$(20.1)	24.5	121.9%	2.4%	(12.3)%
Adjusted EBITDA (a)	$36.4	$28.4	8.0	28.2%	20.3%	17.4%

(a)	Please refer to the “Non-GAAP Measures” section below for a discussion and reconciliation of Adjusted EBITDA, a non-U.S. GAAP financial measure.

Revenue. The following table sets forth certain information regarding our revenues for the three months ended September 30, 2018, compared with the three months ended September 30, 2017.

	Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
Revenue:
Cloud
Recurring services	29.5%	(2.3)%	31.8%
Professional services and other	27.5%	(0.7)%	28.2%
Total Cloud revenue	29.1%	(2.1)%	31.2%
Bureau (b)	(23.0)%	(0.8)%	(22.2)%
Total revenue	9.8%	(1.6)%	11.4%

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

(b)

U.S. GAAP Bureau revenue consists of $46.0 million of Recurring services revenue and $0.6 million of Professional services and other revenue for the three months ended September 30, 2018, compared to $59.7 million of Recurring services revenue and $0.8 million of Professional services and other revenue for the three months ended September 30, 2017.

Total revenue increased $16.1 million, or 9.8%, to $179.6 million for the three months ended September 30, 2018, compared to $163.5 million for the three months ended September 30, 2017. This increase was primarily attributable to an increase in Cloud revenue of $30.0 million, or 29.1%, from $103.0 million for the three months ended September 30, 2017, to $133.0 million for the three months ended September 30, 2018. The Cloud revenue increase was driven by an increase of $25.3 million, or 29.5%, in Cloud recurring services revenue, and $4.7 million, or 27.5%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $25.3 million was due to $15.2 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses; $5.6 million from the migration of Bureau customers; and $4.5 million from increased float revenue related to Cloud recurring services revenue. The increase in Cloud revenue of $30.0 million was partially offset by a decline in Bureau revenue of $13.9 million, or 23.0%. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $8.3 million, or 13.7%.

On a constant currency basis, total revenue grew 11.4%, reflecting a 31.2% increase in Cloud revenue, partially offset by a 22.2% decline in Bureau revenue. Cloud revenue growth reflected a 31.8% increase in Cloud recurring services revenue and a 28.2% increase in Cloud professional services and other revenue.

Cloud revenue by solution. The following table presents our Cloud revenue for both recurring and professional services and other, for both our Dayforce and Powerpay solutions for the periods presented.

	Three Months Ended September 30,		Growth rate year-over-year	Growth rate on a constant currency basis
	2018	2017	2018 vs. 2017	2018 vs. 2017
	(Dollars in millions)
Dayforce	$111.7	$82.3	35.7%	36.8%
PowerPay	21.3	20.7	2.9%	8.0%
Total Cloud revenue	$133.0	$103.0	29.1%	31.2%

Cloud revenue was $133.0 million for the three months ended September 30, 2018, an increase of $30.0 million, or 29.1%, compared to Cloud revenue for the three months ended September 30, 2017. Dayforce revenue increased 35.7%, and Powerpay revenue increased 2.9% for the three months ended September 30, 2018, as compared to revenues for the three months ended September 30, 2017. On a constant currency basis, Dayforce revenue increased 36.8%, and Powerpay revenue increased 8.0% for the three months ended September 30, 2018. Customer migrations to Dayforce from our Bureau solutions accounted for $5.6 million, or 19%, of the total increase in Cloud revenue for the three months ended September 30, 2018, as compared to $6.7 million, or 25%, of total Cloud revenue for the three months ended September 30, 2017.

Float revenue. Investment income from invested customer trust funds included in revenue was $15.8 million and $11.6 million for the three months ended September 30, 2018 and 2017, respectively. The average float balance for our customer trust funds for the three months ended September 30, 2018, was $2,965.9 million, compared to $2,942.5 million for the three months ended September 30, 2017. The average yield was 2.11% during the three months ended September 30, 2018, an increase of 55 basis points compared to the average yield in the three months ended September 30, 2017. For the three months ended September 30, 2018, approximately 40% of our average float balance consisted of Canadian customer trust funds, compared to approximately 41% for the three months ended September 30, 2017.   Based on current market conditions, portfolio composition and investment practices, a 100 basis point increase in market investment rates would result in approximately $17 million of increased float revenue over the ensuing twelve month period.

Cost of revenue. Total cost of revenue for the three months ended September 30, 2018, was $104.6 million, an increase of $2.4 million, or 2.3%, compared to the three months ended September 30, 2017.

Recurring services cost of revenue increased by $0.7 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due to additional costs incurred to support the growing Dayforce customer base, partially offset by reductions in Bureau costs.

The reduction in cost of revenue for professional services and other of $2.3 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily due to productivity improvements in implementing new customers, reflecting the increased experience of our implementation consultants and the continued use of automation in our implementation processes.

In accordance with ASC 350, we are required to capitalize certain software development costs. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for internally developed software costs. Costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, enhancements to our existing solutions that do not result in additional functionality, and costs related to the management of our solutions are presented as product development and management expense. The increase in product development and management expense of $3.5 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, reflected increases in Dayforce product development efforts. For the three months ended September 30, 2018 and 2017, our investment in software development was $14.4 million and $11.5 million, respectively, consisting of $7.5 million and $4.4 million, of research and development expense, which is included within product development and management expense, and $6.9 million and $7.1 million in capitalized software development, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $0.5 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

The table below presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended September 30,
	2018	2017
Total gross margin	41.8%	37.5%
Gross margin by solution:
Cloud recurring services	68.2%	63.4%
Bureau recurring services	70.2%	71.5%
Professional services and other	(45.1)%	(94.4)%

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

The overall 9.8% increase in revenue outpaced the 2.3% increase in cost of revenue, and gross profit increased by $13.7 million, or 22.3%, as we continued to leverage our investment in people and processes to realize economies of scale.

Cloud recurring services gross margin was 68.2% for the three months ended September 30, 2018, compared to 63.4% for the three months ended September 30, 2017. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 57% as of September 30, 2017 to 62% as of September 30, 2018, and was also attributable to consistent configuration that enabled us to realize economies of scale in customer support and hosting costs. Professional services and other gross margin was (45.1)% for the three months ended September 30, 2018, improving from (94.4)% for the three months ended September 30, 2017, reflecting an increase in profitable post go-live professional services and productivity improvements in implementing new customers.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $7.0 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, reflecting increases in sales and marketing expense, and increased costs associated with being a public company.

Other expense, net. For the three months ended September 30, 2018 we incurred $0.3 of other expense, net compared to $3.8 for the three months ended September 30, 2017. The other expense, net for the three months ended September 30, 2017, was primarily related to a foreign currency remeasurement loss on an intercompany payable of a U.S. subsidiary denominated in Canadian dollars. This intercompany payable was repaid in the second quarter of 2018.

Operating profit. Operating profit increased $10.2 million, to $15.3 million for the three months ended September 30, 2018, compared to $5.1 million for the three months ended September 30, 2017.

Interest expense. Interest expense for the three months ended September 30, 2018, was $8.8 million, compared to $21.9 million for the three months ended September 30, 2017. This reduction is due to the extinguishment of the Senior Notes during the second quarter of 2018. A 100 basis point increase in LIBOR rates would result in an approximately $7 million increase in our interest expense over the ensuing twelve-month period. Please refer to Note 8, “Debt,” for additional information.

Income tax expense. For the three months ended September 30, 2018 and 2017, we realized an income tax benefit of $0.9 million and an income tax expense of $0.9 million, respectively. The $1.8 reduction in tax expense was primarily due to a tax benefit of $2.4 million from U.S. operations, which was partially offset by an increase in tax expense from foreign operations of $0.7 million.

Loss from discontinued operations. As a result of the LifeWorks Disposition, the financial results of the LifeWorks business have been included within discontinued operations for all periods presented. For the three months ended September 30, 2018, and 2017 the loss from discontinued operations was $3.0 million and $2.9 million, respectively, primarily related to income tax expense attributable to LifeWorks.

Net income (loss) attributable to Ceridian. Net income attributable to Ceridian was $4.4 million for the three months ended September 30, 2018, compared to a net loss of $20.1 million for the three months ended September 30, 2017.

Adjusted EBITDA. Adjusted EBITDA increased by $8.0 million, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, and Adjusted EBITDA margin increased to 20.3% in 2018 from 17.4% in 2017.

Nine Months Ended September 30, 2018 Compared With Nine Months Ended September 30, 2017

			Increase /
	Nine Months Ended September 30,		(Decrease)		% of Revenue
	2018	2017	Amount	%	2018	2017
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$322.9	$240.8	82.1	34.1%	59.1%	49.3%
Bureau	157.9	197.4	(39.5)	(20.0)%	28.9%	40.4%
Total recurring services	480.8	438.2	42.6	9.7%	88.0%	89.7%
Professional services and other	65.3	50.2	15.1	30.1%	12.0%	10.3%
Total revenue	546.1	488.4	57.7	11.8%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	102.6	90.5	12.1	13.4%	18.8%	18.5%
Bureau	46.7	55.3	(8.6)	(15.6)%	8.6%	11.3%
Total recurring services	149.3	145.8	3.5	2.4%	27.3%	29.9%
Professional services and other	98.7	102.8	(4.1)	(4.0)%	18.1%	21.0%
Product development and management	43.3	31.8	11.5	36.2%	7.9%	6.5%
Depreciation and amortization	25.7	23.2	2.5	10.8%	4.7%	4.8%
Total cost of revenue	317.0	303.6	13.4	4.4%	58.0%	62.2%
Gross profit	229.1	184.8	44.3	24.0%	42.0%	37.8%
Costs and expenses:
Selling, general, and administrative	200.3	161.0	39.3	24.4%	36.7%	33.0%
Other (income) expense, net	(2.5)	6.9	(9.4)	(136.2)%	(0.5)%	1.4%
Operating profit	31.3	16.9	14.4	85.2%	5.7%	3.5%
Interest expense, net	74.4	65.3	9.1	13.9%	13.6%	13.4%
Loss from continuing operations before income taxes	(43.1)	(48.4)	5.3	11.0%	(7.9)%	(9.9)%
Income tax expense	5.8	3.8	2.0	52.6%	1.1%	0.8%
Loss from continuing operations	(48.9)	(52.2)	3.3	6.3%	(9.0)%	(10.7)%
Loss from discontinued operations	(14.8)	(2.4)	(12.4)	(516.7)%	(2.7)%	(0.5)%
Net loss	(63.7)	(54.6)	(9.1)	(16.7)%	(11.7)%	(11.2)%
Net loss attributable to noncontrolling interest	(0.5)	(0.4)	(0.1)	n.m.	(0.1)%	(0.1)%
Net loss attributable to Ceridian	$(63.2)	$(54.2)	(9.0)	(16.6)%	(11.6)%	(11.1)%
Adjusted EBITDA (a)	$113.6	$82.2	31.4	38.2%	20.8%	16.8%

(a)	Please refer to the “Non-GAAP Measures” section below for a discussion and reconciliation of Adjusted EBITDA, a non-U.S. GAAP financial measure.

Revenue. The following table sets forth certain information regarding our revenues for the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017.

	Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
Revenue:
Cloud
Recurring services	34.1%	0.5%	33.6%
Professional services and other	33.7%	2.0%	31.7%
Total Cloud revenue	34.0%	0.7%	33.3%
Bureau (b)	(20.1)%	0.3%	(20.4)%
Total revenue	11.8%	0.5%	11.3%

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

(b)

U.S. GAAP Bureau revenue consists of $157.9 million of Recurring services revenue and $2.2 million of Professional services and other revenue for the nine months ended September 30, 2018, compared to $197.4 million of Recurring services revenue and $3.0 million of Professional services and other revenue for the nine months ended September 30, 2017.

Total revenue increased $57.7 million, or 11.8%, to $546.1 million for the nine months ended September 30, 2018, compared to $488.4 million for the nine months ended September 30, 2017. This increase was primarily attributable to an increase in Cloud revenue of $98.0 million, or 34.0%, from $288.0 million for the nine months ended September 30, 2017, to $386.0 million for the nine months ended September 30, 2018. The Cloud revenue increase was driven by an increase of $82.1 million, or 34.1%, in Cloud recurring services revenue, and $15.9 million, or 33.7%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $82.1 million was due to $49.2 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses; $17.8 million from the migration of Bureau customers; and $15.1 million from increased float revenue related to Cloud recurring services revenue. The increase in Cloud revenue of $98.0 million was partially offset by a decline in Bureau revenue of $40.3 million, or 20.1%. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $22.5 million, or 11.2%.

On a constant currency basis, total revenue grew 11.3%, reflecting a 33.3% increase in Cloud revenue, partially offset by a 20.4% decline in Bureau revenue. Cloud revenue growth reflected a 33.6% increase in Cloud recurring services revenue and a 31.7% increase in Cloud professional services and other revenue.

Cloud revenue by solution. The following table presents our Cloud revenue for both recurring and professional services and other, for both our Dayforce and Powerpay solutions for the periods presented.

	Nine Months Ended September 30,		Growth rate year-over-year	Growth rate on a constant currency basis
	2018	2017	2018 vs. 2017	2018 vs. 2017
	(Dollars in millions)
Dayforce	$320.4	$228.6	40.2%	39.7%
PowerPay	65.6	59.4	10.4%	8.7%
Total Cloud revenue	$386.0	$288.0	34.0%	33.3%

Cloud revenue was $386.0 million for the nine months ended September 30, 2018, an increase of $98.0 million, or 34.0%, compared to cloud revenue for the nine months ended September 30, 2017. Dayforce revenue increased 40.2%, and Powerpay revenue increased 10.4% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. On a constant currency basis, Dayforce revenue increased 39.7%, and Powerpay revenue increased 8.7% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Customer migrations to Dayforce from our Bureau solutions accounted for $17.8 million, or 18%, of the total increase in Cloud revenue for the nine months ended September 30, 2018, as compared to $21.2 million, or 27%, of total Cloud revenue for the nine months ended September 30, 2017.

Float revenue. Investment income from invested customer trust funds included in revenue was $49.6 million and $34.2 million for the nine months ended September 30, 2018, and 2017, respectively. The average float balance for our customer trust funds for the nine months ended September 30, 2018, was $3,457.5 million, compared to $3,309.8 million for the nine months ended September 30, 2017. The average yield was 1.92% during the nine months ended September 30, 2018, an increase of 53 basis points compared to the average yield in the nine months ended September 30, 2017. For the nine months ended September 30, 2018, approximately 37% of our average float balance consisted of Canadian customer trust funds, compared to approximately 36% for the nine months ended September 30, 2017.   Based on current market conditions, portfolio composition and investment practices, a 100 basis point increase in market investment rates would result in approximately $17 million of increased float revenue over the ensuing twelve month period.

Cost of revenue. Total cost of revenue for the nine months ended September 30, 2018, was $317.0 million, an increase of $13.4 million, or 4.4%, compared to the nine months ended September 30, 2017.

Recurring services cost of revenue increased by $3.5 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due to additional costs incurred to support the growing Dayforce customer base, partially offset by reductions in Bureau costs.

The reduction in cost of revenue for professional services and other of $4.1 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to productivity improvements in implementing new customers, reflecting the increased experience of our implementation consultants and the continued use of automation in our implementation processes.

In accordance with ASC 350, we are required to capitalize certain software development costs. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for internally developed software costs. Costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, enhancements to our existing solutions that do not result in additional functionality, and costs related to the management of our solutions are presented as product development and management expense. The increase in product development and management expense of $11.5 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, reflected increases in Dayforce product development efforts. For the nine months ended September 30, 2018 and 2017, our investment in software development was $40.9 million and $32.7 million, respectively, consisting of $21.5 million and $13.7 million, of research and development expense, which is included within product development and management expense, and $19.4 million and $19.0 million in capitalized software development, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $2.5 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

The table below presents total gross margin and solution gross margins for the periods presented:

	Nine Months Ended September 30,
	2018	2017
Total gross margin	42.0%	37.8%
Gross margin by solution:
Cloud recurring services	68.2%	62.4%
Bureau recurring services	70.4%	72.0%
Professional services and other	(51.1)%	(104.8)%

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

The overall 11.8% increase in revenue outpaced the 4.4% increase in cost of revenue, and gross profit increased by $44.3 million, or 24.0%, as we continued to leverage our investment in people and processes to realize economies of scale.

Cloud recurring services gross margin was 68.2% for the nine months ended September 30, 2018, compared to 62.4% for the nine months ended September 30, 2017. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 57% as of September 30, 2017 to 62% as of September 30, 2018, and was also attributable to consistent configuration that enabled us to realize economies of scale in customer support and hosting costs. Professional services and other gross margin was (51.1)% for the nine months ended September 30, 2018, improving from (104.8)% for the nine months ended September 30, 2017, reflecting an increase in profitable post go-live professional services and productivity improvements in implementing new customers.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $39.3 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Of the total $39.3 million increase, $23.2 million was attributable to expenses associated with our IPO and debt refinancing, including $11.3 million in sponsor management termination fees, $6.0 million in IPO-related share-based compensation expense, $3.7 million in other IPO transaction costs, and $2.2 million in restructuring consulting expenses. Excluding IPO-related items, selling, general, and administrative expense increased $16.1 million, primarily due to sales and marketing expense, employee benefit related costs, and increased costs associated with being a public company.

Other (income) expense, net. For the nine months ended September 30, 2018, we generated $2.5 million of other income, net, compared to $6.9 million of other expense, net, for the nine months ended September 30, 2017. The other income and expense, net, for the nine months ended September 30, 2018 and 2017, respectively, were primarily related to remeasurement gains and losses on intercompany receivables or payables denominated in foreign currencies.

Operating profit. Operating profit increased $14.4 million, to $31.3 million for the nine months ended September 30, 2018, from $16.9 million for the nine months ended September 30, 2017. Excluding the impact of IPO-related expenses, operating profit would have been $54.5 million for the nine months ended September 30, 2018.

Interest expense. Interest expense for the nine months ended September 30, 2018, was $74.4 million, compared to $65.3 million for the nine months ended September 30, 2017. This increase was primarily due to the refinancing of our debt, which resulted in a loss on extinguishment of debt of $25.7 million, partially offset by a reduction in interest expense of $17.6 million upon extinguishment of the Senior Notes in April 2018, which represented four fewer months of interest on the Senior Notes as compared to the prior year. A 100 basis point increase in LIBOR rates would result in an approximately $7 million increase in our interest expense over the ensuing twelve-month period. Please refer to Note 8, “Debt,” for additional information.

Income tax expense. For the nine months ended September 30, 2018 and 2017, we incurred income tax expense of $5.8 million and $3.8 million, respectively. The $2.0 million increase in tax expense was primarily due to the transitional impact of the 2017 U.S. Tax Reform legislation.

Loss from discontinued operations. As a result of the LifeWorks Disposition, the financial results of the LifeWorks business have been included within discontinued operations for all periods presented. For the nine months ended September 30, 2018, loss from discontinued operations was $14.8 million, compared to $2.4 for the nine months ended September 30, 2017. The loss from discontinued operations for the nine months ended September 30, 2018, is primarily related to income tax expense incurred as a result of the LifeWorks Disposition.

Net loss attributable to Ceridian. Net loss attributable to Ceridian was $63.2 million for the nine months ended September 30, 2018, compared to $54.2 million for the nine months ended September 30, 2017, primarily due to $51.0 million of expenses incurred related to our IPO and debt refinancing transactions, partially offset by an increase in gross profit. Please refer to the “Recent Developments” section above for additional information on the financial statement impacts of our IPO and debt refinancing transactions.

Adjusted EBITDA. Adjusted EBITDA increased by $31.4 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, and Adjusted EBITDA margin increased to 20.8% in 2018 from 16.8% in 2017.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, borrowings under our credit facilities, and proceeds from equity offerings. As of September 30, 2018, we had cash and equivalents of $188.0 million and availability under our revolving credit facility of $300.0 million. No cash amounts were drawn on the revolving credit facility as of September 30, 2018. Our total debt was $680.0 million as of September 30, 2018. Please refer to Note 8, “Debt,” to our condensed consolidated financial statements, for further information on our debt.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, working capital, capital expenditures, pension contributions, and product development.

Concurrently with the closing of the IPO and the concurrent private placement on April 30, 2018, we applied a portion of the net proceeds of the IPO and the concurrent private placement to satisfy and to discharge the indenture governing our outstanding $475.0 million principal amount Senior Notes, and they were redeemed on May 30, 2018. We also refinanced our remaining debt under our (i) $702.0 million (original principal amount) Senior Term Debt and (ii) $130.0 million Revolving Credit Facility, accrued interest and related costs and expenses, with new senior credit facilities consisting of a $680.0 million term loan debt facility and a $300.0 million revolving credit facility.

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

Statements of Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
Net cash flows
Net cash used in operating activities - continuing operations	$(14.8)	$(59.1)
Net cash provided by investing activities - continuing operations	594.5	247.6
Net cash used in financing activities	(481.6)	(228.1)
Net cash flows used in discontinued operations	(3.3)	(5.8)
Effect of exchange rate on cash	(1.5)	9.0
Net cash flows provided (used)	93.3	(36.4)
Cash and equivalents at end of period	$188.0	$85.0
Net cash flows of customer trust funds
Net cash provided by investing activities - continuing operations	$623.2	$278.8
Net cash used in financing activities - continuing operations	(623.2)	(278.8)
Net cash flows provided by customer trust funds - continuing operations	$—	$—

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

Operating Activities

Net cash used in operating activities from continuing operations of $14.8 million during the nine months ended September 30, 2018, was primarily attributable to a net loss from continuing operations of $48.9 million and a net reduction in cash as a result of changes in working capital of $46.0 million, partially offset by certain non-cash items, primarily $42.4 million of depreciation and amortization, a $25.7 million loss on extinguishment of debt -- primarily attributable to a call premium and debt issuance costs -- and $18.0 million of non-cash share-based compensation expense. The net $46.0 million change in working capital included reductions of $27.7 million in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation and pension contributions, and reductions of $15.5 million in liabilities for accrued interest, associated with our debt refinancing. Included within net cash flows used in operating activities for the nine months ended September 30, 2018, was $64.4 million in cash interest payments on our long-term debt, $18.5 million in pension payments, and $17.7 million in cash taxes.

Net cash used in operating activities from continuing operations of $59.1 million during the nine months ended September 30, 2017, was primarily attributable to a net reduction in cash as a result of changes in working capital of $56.6 million and a net loss from continuing operations of $52.2 million, partially offset by certain non-cash items, primarily $39.7 million of depreciation and amortization and $12.8 million of share-based compensation expense. The net $56.6 million change in working capital included reductions of $33.4 million in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation and pension contributions, reductions of $17.5 million in liabilities for accrued interest, and reductions of $10.3 million in liabilities for accrued taxes.

Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities from continuing operations, excluding customer trust fund activity, was $28.7 million, related to capital expenditures. Our capital expenditures included $21.9 million for software and technology and $6.8 million for property and equipment.

During the nine months ended September 30, 2017, net cash used in investing activities from continuing operations, excluding customer trust fund activity, was $31.2 million, primarily related to capital expenditures, partially offset by net proceeds from divestitures of $0.9 million. Our capital expenditures included $22.5 million for software and technology and $9.6 million for property and equipment.

Financing Activities

Net cash provided by financing activities from continuing operations, excluding the change in customer trust fund obligations, was $141.6 million during the nine months ended September 30, 2018. This cash inflow is primarily attributable to the net proceeds received from our IPO and concurrent private placement of $595.0 million, a net increase in the principal of our term loan of $23.0 million, and proceeds from the issuance of common stock upon exercise of stock options of $22.2 million, partially offset by payment to redeem our Senior Notes of $475.0 million and payment of debt refinancing costs of $23.3 million.

Net cash provided in financing activities from continuing operations, excluding the change in customer trust fund obligations, was $50.7 million during the nine months ended September 30, 2017, primarily related to the funding of the remaining $75.2 million from the issuance of our senior convertible preferred stock and a $25.9 million payment made on the 2014 Term Debt.

Cash Flows from Discontinued Operations

During the nine months ended September 30, 2018, net cash used in discontinued operations was $3.3 million. During the nine months ended September 30, 2017, net cash used in discontinued operations was $5.8 million. The net cash used in discontinued operations for both periods was primarily related to changes in working capital.

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

Non-GAAP Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA margin, non-U.S. GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude net income or loss from discontinued operations, sponsor management fees, non-cash charges for asset impairments, gains or losses on assets and liabilities held in a foreign currency other than the functional currency of a company subsidiary, share-based compensation expense, severance charges, restructuring consulting fees, transaction costs, and environmental reserve charges. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of Total Revenue. Management believes that Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the control of operating management.

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

The following table reconciles operating profit to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Operating profit	$15.3	$5.1	$31.3	$16.9
Depreciation and amortization	14.3	13.6	42.4	39.7
EBITDA from continuing operations (1)	29.6	18.7	73.7	56.6
Sponsorship management fees (2)	—	0.5	12.0	1.5
Intercompany foreign exchange loss (gain)	0.3	4.1	(2.5)	7.0
Share-based compensation (3)	4.8	4.3	19.5	12.8
Severance charges (4)	1.1	0.8	4.1	4.3
Restructuring consulting fees (5)	0.6	—	3.1	—
IPO transaction costs (6)	—	—	3.7	—
Adjusted EBITDA	$36.4	$28.4	$113.6	$82.2
Adjusted EBITDA margin	20.3%	17.4%	20.8%	16.8%

(1)	We define EBITDA from continuing operations as net income or loss before interest, taxes, depreciation and amortization, and net income or loss from discontinued operations.
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

(3)

Share-based compensation expense during the nine months ended September 30, 2018 includes $8.1 million of expense recognized upon meeting the performance criteria of all stock appreciation rights and performance-based stock options, which were triggered by our IPO, resulting in the vesting of all stock appreciation rights and performance-based stock options, as well as the vesting of certain stock options which accelerated upon IPO.

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

(6)	Represents expenses related to the IPO and refinancing of our debt, that were not eligible for capitalization.

The following tables present a reconciliation of our reported results to our non-U.S. GAAP Adjusted EBITDA basis for all periods presented:

	Three Months Ended September 30, 2018
	As Reported	Share-based compensation	Severance charges	Other operating expenses (1)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$49.1	$0.3	$0.3	$—	$48.5
Professional services and other	32.5	0.2	0.1	—	32.2
Product development and management	14.5	0.3	—	—	14.2
Depreciation and amortization	8.5	—	—	—	8.5
Total cost of revenue	104.6	0.8	0.4	—	103.4
Sales and marketing	29.7	0.7	—	—	29.0
General and administrative	29.7	3.3	0.7	0.6	25.1
Other expense, net	0.3	—	—	0.3	—
Operating profit	15.3	4.8	1.1	0.9	22.1
Depreciation and amortization	14.3	—	—	—	14.3
EBITDA from continuing operations	$29.6	$4.8	$1.1	$0.9	$36.4

(1)	Other operating expenses includes intercompany foreign exchange loss (gain), and restructuring consulting fees.

	Three Months Ended September 30, 2017
	As Reported	Share-based compensation	Severance charges	Other operating expenses (1)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$48.4	$0.3	$0.2	$—	$47.9
Professional services and other	34.8	0.3	0.3	—	34.2
Product development and management	11.0	0.2	0.1	—	10.7
Depreciation and amortization	8.0	—	—	—	8.0
Total cost of revenue	102.2	0.8	0.6	—	100.8
Sales and marketing	27.0	0.5	0.2	—	26.3
General and administrative	25.4	3.0	—	0.5	21.9
Other expense (income), net	3.8	—	—	4.1	(0.3)
Operating profit	5.1	4.3	0.8	4.6	14.8
Depreciation and amortization	13.6	—	—	—	13.6
EBITDA from continuing operations	$18.7	$4.3	$0.8	$4.6	$28.4

(1)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), and restructuring consulting fees.

	Nine Months Ended September 30, 2018
	As Reported	Share-based compensation	Severance charges	Other operating expenses (1)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$149.3	$1.7	$1.1	$—	$146.5
Professional services and other	98.7	1.0	0.7	—	97.0
Product development and management	43.3	0.9	0.1	—	42.3
Depreciation and amortization	25.7	—	—	—	25.7
Total cost of revenue	317.0	3.6	1.9	—	311.5
Sales and marketing	92.3	3.5	1.0	—	87.8
General and administrative	108.0	12.4	1.2	18.8	75.6
Other income, net	(2.5)	—	—	(2.5)	—
Operating profit	31.3	19.5	4.1	16.3	71.2
Depreciation and amortization	42.4	—	—	—	42.4
EBITDA from continuing operations	$73.7	$19.5	$4.1	$16.3	$113.6

(1)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), restructuring consulting fees, and IPO transaction costs.

	Nine Months Ended September 30, 2017
	As Reported	Share-based compensation	Severance charges	Other operating expenses (1)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$145.8	$0.8	$1.7	$—	$143.3
Professional services and other	102.8	0.9	0.8	—	101.1
Product development and management	31.8	0.6	0.6	—	30.6
Depreciation and amortization	23.2	—	—	—	23.2
Total cost of revenue	303.6	2.3	3.1	—	298.2
Sales and marketing	81.7	1.3	0.7	—	79.7
General and administrative	79.3	9.2	0.5	1.5	68.1
Other expense (income), net	6.9	—	—	7.0	(0.1)
Operating profit	16.9	12.8	4.3	8.5	42.5
Depreciation and amortization	39.7	—	—	—	39.7
EBITDA from continuing operations	$56.6	$12.8	$4.3	$8.5	$82.2

(1)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), and restructuring consulting fees.

Off-Balance Sheet Arrangements

We do not and, as of September 30, 2018, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “assumes,” “projects,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Our actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in our filings with the SEC. Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-Q and the Prospectus, including the risk factors set forth in “Risk Factors” of the Prospectus. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or the terms of our debt. These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act, therefore; our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement could apply as early as our Annual Report on Form 10-K for the year ending December 31, 2019 if certain triggers requiring accelerated filing deadlines are met prior to that. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company”. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three and nine months ended September 30, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

10.1	Employment Agreement, dated August 7, 2018, by and between Leagh Turner and Ceridian Canada Ltd.

10.2	Employment Agreement, dated August 7, 2018, by and between Erik Zimmer and Ceridian HCM, Inc.

10.3	Separation and Consulting Agreement, dated August 7, 2018, by and among Paul Elliott, Ceridian Canada Ltd. and Ceridian HCM Holding Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: October 29, 2018	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2018	By:	/s/ Arthur Gitajn
		Name:	Arthur Gitajn
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)