Form 10-Q
period 2019-03-31
Ceridian HCM Holding Inc.
filed 2019-05-01
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 140,840,259 shares of Common Stock, $0.01 par value per share, as of April 29, 2019.

Ceridian HCM Holding Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and that are subject to the safe harbor created by those sections.  Forward-looking statements, including, without limitation, statements concerning the conditions of the human capital management solutions industry and our operations, performance, and financial condition, including, in particular, statements relating to our business, growth strategies, product development efforts, and future expenses. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “assumes,” “projects,” “could,” “may,” “will,” “should,” and similar references to future periods, or by the inclusion of forecasts or projections.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	our inability to attain or to maintain profitability;
•	significant competition for our solutions;
•	our inability to continue to develop or to sell our existing Cloud solutions;
•	our inability to manage our growth effectively;
•	the risk that we may not be able to successfully migrate our Bureau customers to our Cloud solutions or to offset the decline in Bureau revenue with Cloud revenue;
•	the market for enterprise cloud computing develops slower than we expect or declines;
•	efforts to increase use of our Cloud solutions and our other applications may not succeed;
•	we fail to provide enhancements and new features and modifications to our solutions;
•	failure to comply the Federal Trade Commission’s (“FTC”) ongoing consent order regarding data protection;
•	system interruptions or failures, including cyber-security breaches, identity theft, or other disruptions that could compromise our information;
•	our failure to comply with applicable privacy, security and data laws, regulations and standards;
•	changes in regulations governing privacy concerns and laws or other domestic or foreign data protection regulations;
•	we are unable to successfully expand our current offerings into new markets or further penetrate existing markets;
•	we are unable to meet the more complex configuration and integration demands of our large customers;
•	our customers declining to renew their agreements with us or renewing at lower performance fee levels;
•	we fail to manage our technical operations infrastructure;
•	we are unable to maintain necessary third party relationships, and third party software licenses or there are errors in the software we license;
•	our inability to protect our intellectual property rights, proprietary technology, information, processes, and know-how;
•	we fail to keep pace with rapid technological changes and evolving industry standards; or
•	changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself.

Please refer to Part II, Item IA, “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. For the reasons described above, we caution you against relying on any forward-looking statements. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in millions, except share data)

	March 31,	December 31,
	2019	2018
		*As Adjusted
ASSETS
Current assets:
Cash and equivalents	$206.3	$217.8
Trade and other receivables, net	68.8	63.9
Prepaids expenses and other current assets	55.3	48.9
Total current assets before customer trust funds	330.4	330.6
Customer trust funds	4,559.7	2,603.5
Total current assets	4,890.1	2,934.1
Right of use lease asset	39.9	—
Property, plant, and equipment, net	103.9	104.4
Goodwill	1,944.9	1,927.4
Other intangible assets, net	184.3	187.5
Other assets	96.0	94.4
Total assets	$7,259.1	$5,247.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6.8	$6.8
Short-term lease liabilities	13.9	—
Accounts payable	31.8	41.5
Deferred revenue	23.0	23.2
Employee compensation and benefits	38.9	54.5
Other accrued expenses	15.3	23.9
Total current liabilities before customer trust funds obligations	129.7	149.9
Customer trust funds obligations	4,554.0	2,619.7
Total current liabilities	4,683.7	2,769.6
Long-term debt, less current portion	662.1	663.5
Employee benefit plans	151.1	153.3
Long-term lease liabilities	32.7	—
Other liabilities	42.7	45.9
Total liabilities	5,572.3	3,632.3
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 140,675,332 and 139,453,710 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1.4	1.4
Additional paid in capital	2,351.7	2,325.6
Accumulated deficit	(297.3)	(335.6)
Accumulated other comprehensive loss	(369.0)	(375.9)
Total stockholders’ equity	1,686.8	1,615.5
Total liabilities and equity	$7,259.1	$5,247.8

*Please refer to Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2019	2018
		*As Adjusted
Revenue:
Recurring services	$172.8	$160.9
Professional services and other	30.9	27.9
Total revenue	203.7	188.8
Cost of revenue:
Recurring services	50.9	50.7
Professional services and other	35.3	32.8
Product development and management	15.2	13.7
Depreciation and amortization	8.7	8.7
Total cost of revenue	110.1	105.9
Gross profit	93.6	82.9
Selling, general, and administrative expense	66.2	54.9
Operating profit	27.4	28.0
Other expense (income), net	1.6	(2.2)
Interest expense, net	8.9	22.2
Income from continuing operations before income taxes	16.9	8.0
Income tax expense	5.7	5.8
Income from continuing operations	11.2	2.2
Loss from discontinued operations	—	(2.1)
Net income	11.2	0.1
Net loss attributable to noncontrolling interest	—	(0.5)
Net income attributable to Ceridian	$11.2	$0.6
Net income (loss) per share attributable to Ceridian:
Basic	$0.08	$(0.07)
Diluted	$0.08	$(0.07)
Weighted average shares outstanding:
Basic	140,149,271	65,314,462
Diluted	147,042,228	65,314,462

*Please refer to Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2019	2018
		*As Adjusted
Net income	$11.2	$0.1
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	12.3	(16.6)
Change in unrealized gain (loss) from invested customer trust funds	21.9	(13.4)
Change in pension liability adjustment (1)	2.5	2.9
Other comprehensive income (loss) before income taxes	36.7	(27.1)
Income tax expense, net	2.7	0.8
Other comprehensive income (loss) after income taxes	34.0	(27.9)
Comprehensive income (loss)	45.2	(27.8)
Comprehensive loss attributable to noncontrolling interest	—	(0.7)
Comprehensive income (loss) attributable to Ceridian	$45.2	$(27.1)
(1)

The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other expense (income), net was $2.6 and $3.0 during the three months ended March 31, 2019, and 2018, respectively.

*Please refer to Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars in millions)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders
	Shares	$	Capital	Deficit	Loss	Equity
Balance as of December 31, 2018, as adjusted*	139,453,710	$1.4	$2,325.6	$(335.6)	$(375.9)	$1,615.5
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2018-02 (Please refer to Note 2)	—	—	—	27.1	(27.1)	—
Net income	—	—	—	11.2	—	11.2
Issuance of common stock upon exercise of options	1,221,622	—	20.1	—	—	20.1
Share-based compensation	—	—	6.0	—	—	6.0
Foreign currency translation	—	—	—	—	12.3	12.3
Change in unrealized loss, net of tax of ($2.7)	—	—	—	—	19.2	19.2
Change in minimum pension & postretirement liability, net of tax of $0.0	—	—	—	—	2.5	2.5
Balance as of March 31, 2019	140,675,332	$1.4	$2,351.7	$(297.3)	$(369.0)	$1,686.8

	Senior Preferred Stock		Junior Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders	Non-controlling	Total
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Loss	Equity	Interest	Equity
Balance as of December 31, 2017, as adjusted*	16,802,144	$184.8	58,244,308	$0.6	65,285,962	$0.7	$1,565.4	$(267.3)	$(311.0)	$1,173.2	$37.8	$1,211.0
Net loss	—	—	—	—	—	—	—	0.6	—	0.6	(0.5)	0.1
Issuance of common stock upon exercise of options	—	—	—	—	12,157	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	76,190	—	—	—	—	—	—	—
Senior preferred dividends declared	—	5.3	—	—	—	—	—	(5.3)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2.9	—	—	2.9	—	2.9
Foreign currency translation	—	—	—	—	—	—	—	—	(16.4)	(16.4)	(0.2)	(16.6)
Change in unrealized loss, net of tax of ($0.8)	—	—	—	—	—	—	—	—	(12.6)	(12.6)	—	(12.6)
Change in minimum pension & postretirement liability, net of tax of $0.0	—	—	—	—	—	—	—	—	2.9	2.9	—	2.9
Balance as of March 31, 2018, as adjusted*	16,802,144	$190.1	58,244,308	$0.6	65,374,309	$0.7	$1,568.3	$(272.0)	$(337.1)	$1,150.6	$37.1	$1,187.7

*Please refer to Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2019	2018
		*As Adjusted
Net income	$11.2	$0.1
Loss from discontinued operations	—	2.1
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax benefit	(1.9)	(0.2)
Depreciation and amortization	14.4	13.9
Amortization of debt issuance costs and debt discount	0.3	1.0
Net periodic pension and postretirement cost	1.3	0.6
Non-cash share-based compensation	6.0	2.7
Other	0.5	(0.2)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(3.8)	(1.3)
Prepaid expenses and other current assets	(7.0)	(13.3)
Accounts payable and other accrued expenses	(5.8)	(2.0)
Deferred revenue	(0.2)	3.3
Employee compensation and benefits	(16.9)	(17.0)
Accrued interest	3.4	(13.1)
Accrued taxes	(8.1)	6.3
Other assets and liabilities	(2.2)	(5.2)
Net cash used in operating activities - continuing operations	(8.8)	(22.3)
Net cash used in operating activities - discontinued operations	—	(1.1)
Net cash used in operating activities	(8.8)	(23.4)
Cash Flows from Investing Activities
Purchase of customer trust funds marketable securities	(143.3)	(520.6)
Proceeds from sale and maturity of customer trust funds marketable securities	49.8	175.4
Expenditures for property, plant, and equipment	(4.0)	(2.9)
Expenditures for software and technology	(9.9)	(7.4)
Acquisition costs, net of cash acquired	(10.2)	—
Net cash used in investing activities	(117.6)	(355.5)
Cash Flows from Financing Activities
Increase in customer trust funds obligations, net	1,916.1	230.4
Proceeds from issuance of common stock upon exercise of stock options	20.1	—
Repayment of long-term debt obligations	(1.7)	(0.3)
Net cash provided by financing activities	1,934.5	230.1
Effect of exchange rate changes on cash, restricted cash, and equivalents	3.9	(4.5)
Net increase (decrease) in cash, restricted cash, and equivalents	1,812.0	(153.3)
Elimination of cash from discontinued operations	—	1.0
Cash, restricted cash, and equivalents at beginning of period	1,106.3	2,411.8
Cash, restricted cash, and equivalents at end of period	$2,918.3	$2,259.5
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$206.3	$57.8
Restricted cash and equivalents included in customer trust funds	2,712.0	2,201.7
Total cash, restricted cash, and equivalents	$2,918.3	$2,259.5

*Please refer to Note 2 for a summary of adjustments.

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

On March 22, 2019, we completed a secondary offering, in which certain of our stockholders (the “Selling Stockholders”) sold 13,000,000 shares of common stock, in an underwritten public offering at $50.50 per share.  The Selling Stockholders granted the underwriters a 30-day option to purchase an additional 1,950,000 shares of common stock at the offering price, which was partially exercised on April 3, 2019 for 1,222,142 shares.  A total of 14,222,142 shares of common stock were sold by the Selling Stockholders, with all proceeds going to the Selling Stockholders.  We incurred expenses of $0.9 during the three months ended March 31, 2019, related to the secondary offering within selling, general and administrative expense.

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which replaced all existing revenue guidance created by Accounting Standards Codification (“ASC”) Topic 605, including prescriptive industry-specific guidance, and created ASC Topic 606 for revenue and ASC Subtopic 340-40 for incremental costs of obtaining a contract with customers. This standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have adopted ASU No. 2014-09 as of January 1, 2019, using the full retrospective method for adoption. Please refer to the tables below for the retrospective impacts of the adoption of this guidance.  Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, as detailed below.

The adoption of the new standard resulted in changes to the classification and timing of our revenue recognition. Specifically, revenue classified as professional services and other revenue was increased, and revenue classified as recurring services revenue was reduced under the new standard, compared to ASC Topic 605. Adoption of the new standard also resulted in changes to the timing of our revenue recognition compared to ASC Topic 605 because professional services and other revenue is generally recognized earlier in the contract period than recurring services revenue. In compliance with the new standard, a contract asset is reflected on the consolidated balance sheets when revenue recognized for professional service performance obligations exceed the billings and is amortized over the contract period, which is generally three years. We also have changed the timing of certain selling, general, and administrative expenses, as the new standard required capitalizing and amortizing certain selling expenses, such as commissions and bonuses paid to the sales force. These sales expenses are now amortized over the period of benefit, which we have determined to be five years.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. This standard requires balance sheet recognition for both finance leases and operating leases. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement,” which allowed an additional (and optional) transition method to adopt the new lease requirements.  We have adopted ASU No. 2016-02 and ASU No. 2018-11 as of January 1, 2019, by recording a cumulative-effect adjustment to the opening balance of accumulated deficit on this date.  Please refer to Note 14, “Leases,” for additional discussion of the impacts of adoption of this guidance.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. We have adopted this guidance as of January 1, 2019 on a retrospective basis for all periods presented. Accordingly, the condensed consolidated statement of cash flows has been revised to include restricted cash and restricted cash equivalents held to satisfy customer trust funds obligations, as a component of cash, cash equivalents, restricted cash and restricted cash equivalents. Please refer to the tables below for the retrospective impacts of the adoption of this guidance.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits,” which aims to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amendments in this update require that an employer (a) report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and (b) report the other components of net benefit cost in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  We have adopted this guidance as of January 1, 2019, on a retrospective basis for all periods presented.  Please refer to the tables below for the retrospective impacts of the adoption of this guidance.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income,” in response to a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendment in this update allows entities to reclassify from accumulated other comprehensive income to retained earnings, the impact of the reduced federal statutory tax rate for corporations included in the Tax Act. We have adopted this guidance as of January 1, 2019, resulting in an increase in accumulated other comprehensive loss of $27.1, and a decrease in accumulated deficit for the same amount on our consolidated balance sheets.  As of January 1, 2019, we have changed our policy for releasing income tax effects from accumulated other comprehensive loss to comply with this guidance, which is considered a change in accounting principle.

We have adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC Topic 606, ASU No. 2017-07, and ASU No. 2016-18.  Selected condensed consolidated financial statement line items, which reflect the adoption of the new ASUs, are as follows:

	December 31, 2018
Condensed Consolidated Balance Sheet	As previously reported	ASC Topic 606 Adjustments	As adjusted
ASSETS
Trade and other receivables, net	$69.9	$(6.0)	$63.9
Prepaid expenses and other current assets	42.3	6.6	48.9
Other assets	1.6	92.8	94.4
LIABILITIES
Deferred revenue	$17.2	$6.0	$23.2
Other liabilities	42.0	3.9	45.9

	Three Months Ended March 31, 2018
Condensed Consolidated Statement of Operations	As previously reported	ASC Topic 606 Adjustments	ASU 2017-07 Adjustments	As adjusted
Revenue:
Recurring services	$167.0	$(6.1)	$—	$160.9
Professional services and other	20.2	7.7	—	27.9
Total revenue	$187.2	$1.6	$—	$188.8
Selling, general, and administrative expense	56.8	(1.3)	(0.6)	54.9
Operating profit	24.5	2.9	0.6	28.0
Other income, net	(2.8)	—	0.6	(2.2)
Income tax expense	5.6	0.2	—	5.8
Net (loss) income attributable to Ceridian	$(2.1)	$2.7	$—	$0.6
Net loss per share attributable to Ceridian, basic and diluted	$(0.11)	$0.04	$—	$(0.07)

	Three Months Ended March 31, 2018
Condensed Consolidated Statement of Cash Flows	As previously reported	ASC Topic 606 Adjustments	ASU 2016-18 Adjustments	As adjusted
Net (loss) income	$(2.6)	$2.7	$—	$0.1
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income tax benefit	(0.4)	0.2	—	(0.2)
Other	0.4	(0.6)	—	(0.2)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(0.2)	(1.1)	—	(1.3)
Prepaid expenses and other current assets	(11.4)	(1.9)	—	(13.3)
Deferred revenue	2.1	1.2	—	3.3
Accrued taxes	5.9	0.4	—	6.3
Other assets and liabilities	(4.3)	(0.9)		(5.2)
Net cash used in operating activities- continuing operations	(22.3)	—	—	(22.3)
Cash Flows from Investing Activities
Net change in restricted cash and other restricted assets held to satisfy customer trust funds obligations	114.8	—	(114.8)	—
Net cash used in investing activities	(240.7)	—	(114.8)	(355.5)
Effect of Exchange Rate Changes on Cash, Restricted Cash, and Equivalents	(3.4)	—	(1.1)	(4.5)
Net decrease in cash, restricted cash, and equivalents	(37.4)	—	(115.9)	(153.3)
Elimination of cash from discontinued operations	1.0	—	—	1.0
Cash, restricted cash, and equivalents at beginning of period	94.2	—	2,317.6	2,411.8
Cash, restricted cash, and equivalents at end of period	$57.8	$—	$2,201.7	$2,259.5

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accounting policies we follow are set forth in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements in our 2018 Form 10-K. The following notes should be read in conjunction with these policies and other disclosures in our 2018 Form 10-K.

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

Internally Developed Software Costs

In accordance with ASC Topic 350, we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and our management has authorized further funding for the project, which it deems probable of completion. Capitalized software costs include only: (1) external direct costs of materials and services consumed in developing or obtaining the software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project; and (3) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We do not include general and administrative costs and overhead costs in capitalizable costs. We charge research and development costs and other software maintenance costs related to software development to earnings as incurred.

Revenue Recognition

The core principle of ASC Topic 606 is that revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. In accordance with ASC Topic 606, we perform the following steps to determine revenue to be recognized:

1)    Identify the contract(s) with a customer;

2)    Identify the performance obligations in the contract;

3)    Determine the transaction price;

4)    Allocate the transaction price to the performance obligations in the contract; and

5)    Recognize revenue when (or as) we satisfy a performance obligation.

The significant majority of our two major revenue sources (recurring and professional services and other) are derived from contracts with customers. Recurring revenues are primarily related to our cloud subscription performance obligations. Professional services and other revenues are primarily related to professional services for our cloud customers (including implementation services to activate new accounts, as well as post-go live professional services typically billed on a time and materials basis) and, to a much lesser extent, fees for other non-recurring services, including sales of time clocks and certain client reimbursable out-of-pocket expenses. Fees charged to cloud subscription performance obligations are generally priced either on a per-employee-per-month (“PEPM”) basis for a given month or on a per-employee-per-process basis for a given process, both based on usage; and fees charged for professional services are typically priced on a fixed fee basis for activating new accounts and on a time and materials basis for post go-live professional services.

Our recurring cloud subscription performance obligations are generally priced based on the number of active customer employees, as of the signing of the contract, at the contract PEPM rate over the initial contract term. Our professional services are generally based on a fixed fee charged to our customers for activating new accounts and on a time and materials basis for post go-live professional services. There is typically no variable consideration related to our recurring cloud subscriptions or our activation services, nor do they include a significant financing component, non-cash consideration, or consideration payable to a customer. Our recurring cloud subscriptions are typically billed one month in advance while our professional services are billed over the implementation period for activation of new accounts and as work is performed for post go-live professional services.

Our cloud services arrangements include multiple performance obligations, and transaction price allocations are based on the stand-alone selling price ("SSP") for each performance obligation. Our contract renewal rates serve as an observable input to establish SSP for our recurring cloud subscription performance obligations. The SSP for professional services performance obligations is estimated based on market conditions and observable inputs, including rates charged by third parties to perform implementation services.

For our performance obligations, the consideration allocated to cloud subscription revenues is recognized as recurring revenues, typically commencing with the date the customer processes their first live payroll using the solution (referred to as the "go-live" date). The consideration allocated to professional services to activate a new account is recognized as professional services revenues based on the proportion of total work performed, using reasonably dependable estimates (in relation to progression through the implementation phase), by solution.

Deferred Costs

Deferred costs primarily consist of deferred sales commissions. Sales commissions paid based on the annual contract value of a signed customer contract are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid based on the annual contract value are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years.

Deferred costs included within Other assets on our condensed consolidated balance sheets were $86.1 and $83.5 as of March 31, 2019 and December 31, 2018, respectively. Amortization expense for the deferred costs was $7.7 and $6.1 for the three months ended March 31, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  This update removes disclosures that are no longer considered cost beneficial, adds disclosures identified as relevant, and clarifies certain specific requirements of disclosures to improve the effectiveness of disclosures in the notes to financial statements. The amendments in this update are effective for public business entities for fiscal years ending after December 15, 2020.  Early adoption is permitted.  The amendments in this update should be applied on a retrospective basis to all periods presented.  We are currently evaluating the impact of the adoption of this standard.

3. Discontinued Operations

Distribution of LifeWorks Business

On March 1, 2016, we entered into a strategic joint venture with WorkAngel Technology Limited in which we contributed our existing LifeWorks employee assistance program business to WorkAngel Organisation Limited, an English limited company. On January 20, 2017, WorkAngel Organisation Limited changed its name to LifeWorks Corporation Ltd (“LifeWorks”). We had a controlling interest in LifeWorks, including certain preferential distribution rights; therefore, LifeWorks was consolidated within our financial statements, and the other joint venture ownership interest component was presented as a noncontrolling interest. During the three months ended March 31, 2018, there was loss attributable to the noncontrolling interest of $0.5.

In the second quarter of 2018, contemporaneously with our initial public offering (“IPO”) and concurrent private placement, we distributed our controlling financial interest in LifeWorks to our stockholders of record prior to the IPO on a pro rata basis in accordance with their pro rata interests in us (the “LifeWorks Disposition”). At this time, the LifeWorks Disposition represented a strategic shift in our overall business and had a significant impact on the financial statement results. Therefore, the LifeWorks business has been presented as discontinued operations in the condensed consolidated financial statements and accompanying notes for all periods presented.

The amounts in the table below reflect the operating results of LifeWorks reported as discontinued operations, as well as supplemental disclosures of the discontinued operations:

Three Months Ended March 31, 2018
Net revenues	$21.7
Loss from operations before income taxes	(0.9)
Income tax expense	(1.2)
Loss from discontinued operations, net of income taxes	(2.1)
Depreciation and amortization	1.0
Capital expenditures	$—

4. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2019, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
Assets
Available for sale customer trust funds assets	$1,847.7	$—	$1,847.7	(a)	$—
Total assets measured at fair value	$1,847.7	$—	$1,847.7		$—

As of December 31, 2018, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
Assets
Available for sale customer trust funds assets	$1,719.6	$—	$1,719.6	(a)	$—
Total assets measured at fair value	$1,719.6	$—	$1,719.6		$—

(a)	Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2019, and the year ended December 31, 2018, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

5. Customer Trust Funds

Investment income from invested customer trust funds is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer trust funds included in revenue was $24.3 and $17.6 for the three months ended March 31, 2019, and 2018, respectively.  Investment income includes interest income, realized gains and losses from sales of customer trust funds’ investments, and unrealized credit losses determined to be other-than-temporary.

The amortized cost of customer trust funds as of March 31, 2019, and December 31, 2018, is the original cost of assets acquired. The amortized cost and fair values of investments of customer trust funds available for sale as of March 31, 2019, and December 31, 2018, are as follows:

Investments of Customer Trust Funds at March 31, 2019

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities, investments carried at cost and other cash equivalents	$2,701.2	$—	$—	$2,701.2
Available for sale investments:
U.S. government and agency securities	598.2	1.1	(5.1)	594.2
Canadian and provincial government securities	396.4	6.8	(0.3)	402.9
Corporate debt securities	551.4	4.8	(1.1)	555.1
Asset-backed securities	257.0	0.7	(1.1)	256.6
Mortgage-backed securities	24.3	0.1	(0.1)	24.3
Other securities	14.7	—	(0.1)	14.6
Total available for sale investments	1,842.0	13.5	(7.8)	1,847.7
Invested customer trust funds	4,543.2	$13.5	$(7.8)	4,548.9
Trust receivables	10.8			10.8
Total customer trust funds	$4,554.0			$4,559.7

Investments of Customer Trust Funds at December 31, 2018

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities, investments carried at cost and other cash equivalents	$872.3	$—	$—	$872.3
Available for sale investments:
U.S. government and agency securities	573.4	0.2	(11.4)	562.2
Canadian and provincial government securities	392.5	3.4	(1.4)	394.5
Corporate debt securities	499.5	0.5	(4.7)	495.3
Asset-backed securities	247.1	0.2	(2.7)	244.6
Mortgage-backed securities	8.5	—	(0.2)	8.3
Other securities	14.8	—	(0.1)	14.7
Total available for sale investments	1,735.8	4.3	(20.5)	1,719.6
Invested customer trust funds	2,608.1	$4.3	$(20.5)	2,591.9
Trust receivables	11.6			11.6
Total customer trust funds	$2,619.7			$2,603.5

The following represents the gross unrealized losses and the related fair value of the investments of customer trust funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(0.1)	$24.7	$(5.0)	$384.6	$(5.1)	$409.3
Canadian and provincial government securities	—	—	(0.3)	98.7	(0.3)	98.7
Corporate debt securities	(a)	16.4	(1.1)	169.3	(1.1)	185.7
Asset-backed securities	(a)	5.0	(1.1)	156.7	(1.1)	161.7
Mortgage-backed securities	(a)	4.0	(0.1)	7.4	(0.1)	11.4
Other securities	—	—	(0.1)	10.3	(0.1)	10.3
Total available for sale investments	$(0.1)	$50.1	$(7.7)	$827.0	$(7.8)	$877.1

(a)	These investments have been in an unrealized loss position; however, the amount of unrealized loss is less than $0.05.

Management does not believe that any individual unrealized loss as of March 31, 2019, represents an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at March 31, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	March 31, 2019
	Cost	Fair Value
Due in one year or less	$3,161.8	$3,160.9
Due in one to three years	545.1	545.3
Due in three to five years	601.1	608.0
Due after five years	235.2	234.7
Invested customer trust funds	$4,543.2	$4,548.9

6. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows for the three months ended March 31, 2019, and the year ended December 31, 2018:

Balance at December 31, 2017	$1,961.0
Translation	(33.6)
Balance at December 31, 2018	1,927.4
Asset acquisition	9.0
Translation	8.5
Balance at March 31, 2019	$1,944.9

Intangible Assets

Other intangible assets consisted of the following as of March 31, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
Customer lists and relationships	$206.8	$(195.7)	$11.1	5-15
Trade name	173.7	(1.9)	171.8	—
Technology	154.1	(152.7)	1.4	3-4
Total other intangible assets	$534.6	$(350.3)	$184.3

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

Other intangible assets consisted of the following as of December 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
Customer lists and relationships	$205.4	$(190.2)	$15.2	5-15
Trade name	173.5	(1.9)	171.6	—
Technology	152.2	(151.5)	0.7	3-4
Total other intangible assets	$531.1	$(343.6)	$187.5

Amortization expense related to definite-lived intangible assets was $4.7 and $4.7 for the three months ended March 31, 2019, and 2018, respectively.

7. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	March 31,	December 31,
	2019	2018
Term Debt, interest rate of 5.5% and 5.8% as of March 31, 2019 and December 31, 2018, respectively	$676.6	$678.3
Revolving Credit Facility ($300.0 available capacity less amounts reserved for letters of credit, which were $2.7 and $2.7 as of March 31, 2019 and December 31, 2018, respectively)	—	—
Canada Line of Credit (CDN $7.0 available capacity as of March 31, 2019 and December 31, 2018; USD $5.2 as of March 31, 2019 and USD $5.1 as of December 31, 2018)	—	—
Total debt	676.6	678.3
Less unamortized discount on Term Debt	1.6	1.7
Less unamortized debt issuance costs on Senior Notes and Term Debt	6.1	6.3
Less current portion of long-term debt	6.8	6.8
Long-term debt, less current portion	$662.1	$663.5

Senior Secured Credit Facility

On April 30, 2018, Ceridian completed the refinancing of its debt by entering into a new credit agreement. Pursuant to the terms of the new credit agreement, Ceridian became borrower of (i) a $680.0 term loan debt facility (the “2018 Term Debt”) and (ii) a $300.0 revolving credit facility (the “2018 Revolving Credit Facility”) (the 2018 Term Debt and the 2018 Revolving Credit Facility are together referred to as the “2018 Senior Secured Credit Facility”). The 2018 Senior Secured Credit Facility is secured by all assets of Ceridian. The 2018 Term Debt has a maturity date of April 30, 2025, and the 2018 Revolving Credit Facility has a maturity date of April 30, 2023. The 2018 Term Debt was subject to an interest rate of LIBOR plus 3.25%.  As a result of a ratings upgrade on March 26, 2019, of our senior secured credit facilities by Moody’s Investors Service, from B3 to B2, the Company’s floating rate term debt interest rate is reduced from LIBOR plus 3.25% to LIBOR plus 3.00%, so long as the rating is maintained.  Accrued interest related to the 2018 Senior Secured Credit Facility was $3.5 and $0.1 as of March 31, 2019 and December 31, 2018, respectively, and is included within Other accrued expenses in our condensed consolidated balance sheets.

Future Payments and Maturities of Debt

The future principal payments and maturities of our debt are as follows:

Years Ending December 31,	Amount
2019	$5.1
2020	6.8
2021	6.8
2022	6.8
2023	6.8
Thereafter	644.3
$676.6

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of our debt was estimated to be $674.9 and $649.5 as of March 31, 2019 and December 31, 2018, respectively.

8. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended March 31,
Net Periodic Pension Cost	2019	2018
Interest cost	$4.5	$4.1
Actuarial loss amortization	3.2	3.6
Less: Expected return on plan assets	(5.9)	(6.5)
Net periodic pension cost	$1.8	$1.2

	Three Months Ended March 31,
Net Periodic Postretirement Benefit	2019	2018
Service benefit	$—	$—
Interest cost	0.1	0.1
Actuarial gain amortization	(0.6)	(0.6)
Prior service credit amortization	—	(0.1)
Net periodic postretirement benefit gain	$(0.5)	$(0.6)

9. Share-Based Compensation

Prior to November 1, 2013, Ceridian employees participated in a share-based compensation plan of the former ultimate parent of Ceridian, the 2007 Stock Incentive Plan (“2007 SIP”).  Effective November 1, 2013, although most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, as amended (“2013 SIP”), a small number of participants maintained their stock options in the 2007 SIP. Concurrent with the IPO and legal reorganization, all outstanding stock options under the 2007 SIP were converted into options to purchase common stock of Ceridian. As of March 31, 2019, there were 2,500 stock options outstanding under the 2007 SIP.

Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of March 31, 2019, there were 8,104,518 stock options and restricted stock units outstanding under the 2013 SIP. We do not intend to grant any additional awards under the 2007 SIP or the 2013 SIP.

On April 24, 2018, in connection with the IPO, the Board of Directors approved the Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (“2018 EIP”), which authorizes the issuance of up to 13,500,000 shares of common stock to eligible participants through equity awards. (the “Share Reserve”). The Share Reserve may be increased on March 31 of each of the first ten calendar years during the term of the 2018 EIP, by the lesser of (i) three percent of the number of shares of our common stock outstanding on each January 31 immediately prior to the data of increase or (ii) such number of shares of our common stock determined by the Board of Directors.  On March 31, 2019, the Share Reserve was increased by three percent of the number of shares of common stock outstanding on January 31, 2019, or 4,196,193 shares.

Equity awards under the 2018 EIP vest annually on a pro rata basis, generally over a four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of the grant. As of March 31, 2019, there were 9,359,755 stock options and restricted stock units outstanding and 8,336,438 shares available for future grants of equity awards under the 2018 EIP.

On November 9, 2018, the Compensation Committee of the Board of Directors approved the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (the “GESPP”), which authorizes the issuance of up to 2,500,000 shares of common stock to eligible participants through purchases via payroll deductions at a discount to the fair market value of our common stock.  The GESPP has a 10-year contractual term, and purchases will commence in the second quarter of 2019, subject to approval by the Company’s stockholders at our May 1, 2019 annual meeting of stockholders.

Total share-based compensation expense was $6.0 and $2.7 for three months ended March 31, 2019, and 2018, respectively.

Performance-Based Stock Options

Performance-based option activity under the 2007 SIP and the 2013 SIP for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2018	366,377	$13.50	3.1	$7.7
Granted	—	—	—	—
Exercised	(43,849)	(13.64)	—	—
Forfeited or expired	—	—	—	—
Performance-based options outstanding at March 31, 2019	322,528	$13.48	2.9	$12.2
Performance-based options exercisable at March 31, 2019	322,528	$13.48	2.9	$12.2

The performance criteria for all outstanding performance-based stock options was met on June 7, 2018, resulting in the vesting of all outstanding performance-based stock options on this date. As of March 31, 2019, there was no share-based compensation expense related to unvested performance-based stock options not yet recognized.

Term-Based Stock Options

Term-based option activity, including stock options under the 2007 SIP, the 2013 SIP and the 2018 EIP, for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2018	13,549,769	$19.28	7.5	$206.8
Granted	4,112,295	49.66	—	—
Exercised	(1,186,362)	(16.69)	—	—
Forfeited or expired	(45,530)	(21.22)	—	—
Term-based options outstanding at March 31, 2019	16,430,172	$26.83	8.1	$402.1
Term-based options exercisable at March 31, 2019	4,960,532	$16.84	5.6	$170.9

As of March 31, 2019, there was $107.7 of share-based compensation expense related to unvested term based awards not yet recognized, which is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

Restricted stock units (“RSUs”) activity, including RSUs under the 2013 SIP and the 2018 EIP, for the period was as follows:

Shares
RSUs outstanding at December 31, 2018	664,073
Granted	50,000
Shares issued upon vesting of RSUs	—
Forfeited or canceled	—
RSUs outstanding at March 31, 2019	714,073
RSUs releasable at March 31, 2019	250,000

During the three months ended March 31, 2019, 125,000 RSUs vested. As of March 31, 2019, there were 464,073 unvested RSUs outstanding and 250,000 vested RSUs outstanding. RSUs generally vest annually over a three- or four-year period.  As of March 31, 2019, there was $11.2 of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years.

10. Revenue

Our Solutions

We currently categorize our solutions into two categories, Cloud and Bureau.

•

Cloud revenue is generated from solutions that are delivered via two cloud offerings, Dayforce and Powerpay. The Dayforce offering is differentiated from our market competition as being a single application with continuous calculation that offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Dayforce revenue is primarily generated from monthly recurring fees charged on a per-employee, per-month (“PEPM”) basis, generally one-month in advance of service. Also included within Dayforce revenue are implementation, staging, and other professional services revenue; revenues from the sale, rental, and maintenance of time clocks for Dayforce customers; and billable travel expenses associated with professional services for Dayforce customers. The Powerpay offering is our solution designed primarily for small market Canadian customers. The typical Powerpay customer has fewer than 20 employees, and the majority of the revenue is generated from recurring fees charged on a per-employee, per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to the direct revenue earned from the Dayforce and Powerpay offerings, Cloud revenue also includes investment income generated from holding Cloud customer funds in trust before funds are remitted to taxing authorities, Cloud customer employees, or other third parties; and revenue from the sale of third party services.

•

Bureau revenue is generated primarily from solutions delivered via a service-bureau model. These solutions are delivered via three primary service lines: payroll, payroll-related tax filing services, and outsourced human resource solutions. Revenue from payroll services is generated from recurring fees charged on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis. Our outsourced human resource solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting. We also perform individual services for customers, such as check printing, wage attachment and disbursement, and Affordable Care Act (“ACA”) management. Additional items included in Bureau revenue are fees for custom professional services to Bureau customers; investment income generated from holding Bureau customer funds in trust before funds are remitted to taxing authorities, Bureau customer employees, or other third parties; consulting services related to Bureau offerings; and revenue from the sale of third party services to Bureau customers.

Disaggregation of Revenue

Revenue by solution and category is as follows:

	Three Months Ended March 31,
	2019	2018
Cloud recurring services revenue	$124.4	$99.9
Cloud professional services revenue	30.2	27.0
Total Cloud revenue	154.6	126.9
Bureau recurring services revenue	48.4	61.0
Bureau professional services revenue	0.7	0.9
Total Bureau revenue	49.1	61.9
Total revenue	$203.7	$188.8

Cloud revenue by offering is as follows:

	Three Months Ended March 31,
	2019	2018
Dayforce	$132.8	$104.1
Powerpay	21.8	22.8
Total Cloud	$154.6	$126.9

Contract Balances

The Company records a contract asset when revenue recognized for professional service performance obligations exceed the billings. Contract assets were $38.2 and $40.0 as of March 31, 2019, and December 31, 2018, respectively.  Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Three Months Ended March 31,
	2019	2018
Deferred revenue, beginning of period	$23.2	$16.5
New billings	63.6	44.9
Revenue recognized	(63.8)	(41.7)
Deferred revenue, end of period	$23.0	$19.7

Transaction Price for Remaining Performance Obligations

In accordance with ASC Topic 606, the following represents the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied as of the end of the reporting period. As of March 31, 2019, approximately $785.2 of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

11. Supplementary Data to Statements of Operations

Other expense, net for the three months ended March 31, 2019, consisted of foreign currency translation expense of $0.3 and net periodic benefit expense, excluding service cost of $1.3. Other income, net for the three months ended March 31, 2018, consisted of foreign currency translation income of $2.8 and net periodic benefit expense, excluding service cost of $0.6. For the three months ended March 31, 2018, the foreign currency translation is primarily related to remeasurement gains and losses resulting from intercompany receivables or payables of a U.S. subsidiary denominated in Canadian dollars. This intercompany payable was repaid in the second quarter of 2018.

12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Trust Funds	Pension Liability Adjustment	Total
Balance as of December 31, 2018	$(207.5)	$(18.3)	$(150.1)	$(375.9)
Other comprehensive income (loss) before income taxes and reclassifications	12.3	21.9	(0.1)	34.1
Income tax expense	—	(2.7)	—	(2.7)
Reclassifications to earnings	—	—	2.6	2.6
Other comprehensive income	12.3	19.2	2.5	34.0
Cumulative-effect adjustment related to the adoption of ASU 2018-02 (Please refer to Note 2)	—	0.4	(27.5)	(27.1)
Balance as of March 31, 2019	$(195.2)	$1.3	$(175.1)	$(369.0)

13. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities as adjusted for the expected benefits of utilizing net operating loss carryforwards. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of March 31, 2019, and December 31, 2018, we continue to record a full valuation allowance against our domestic deferred tax assets that are not offset by the reversal of deferred tax liabilities. We evaluate the likelihood of recovering our deferred taxes on a quarterly basis, and in the future, if it is determined that we no longer have a requirement to record a valuation allowance against all or a portion of our deferred tax assets, the release of the valuation allowance would have a positive impact on our income tax provision.

We recorded income tax expense of $5.7 during the three months ended March 31, 2019, consisting primarily of $3.9 of base erosion anti-abuse tax (“BEAT”) in the U.S., and $1.6 of income tax expense from foreign operation.

The total amount of unrecognized tax benefits as of March 31, 2019, and December 31, 2018, were $1.5, including $0.2 of accrued interest, and $1.3, including $0.2 of accrued interest, respectively. Of the total amount of unrecognized tax benefits as of March 31, 2019, $1.5 represents the amount that, if recognized, would favorably impact our effective income tax rate. It is reasonable to expect that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or financial condition.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

14. Leases

Our leases primarily consist of office space.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.  For leases beginning 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs).

Most leases include options to renew, and the lease renewal is at our sole discretion.  Therefore, the depreciable life of assets and leasehold improvements is limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We rent or sublease certain real estate to third parties.  Our sublease portfolio mainly consists of operating leases for space within our office facilities.

Supplemental balance sheet information related to leases were as follows:

Lease Type	Balance Sheet Classification	March 31, 2019
ASSETS
Operating lease assets	Trade and other receivables, net	$1.9
Operating lease assets	Prepaid expenses and other current assets	1.6
Operating lease assets	Right of use lease asset	39.9
Total lease assets		$43.4
LIABILITIES
Current
Operating lease liabilities	Short-term lease liabilities	$13.9
Noncurrent
Operating lease liabilities	Long-term lease liabilities	32.7
Total lease liabilities		$46.6

The components of lease expense were as follows:

Three Months Ended March 31,
Lease Cost	2019
Operating lease cost	$4.0
Sublease income	(1.2)
Net lease cost	$2.8

Maturities of lease liabilities were as follows:

Years Ending December 31,	Operating Leases
2019	$11.9
2020	14.3
2021	9.6
2022	9.1
2023	7.3
Thereafter	6.7
Total lease payments (a)	$58.9
Less: Interest	6.7
Present value of lease liabilities	$52.2

(a)	Maturities of lease liabilities have not been reduced by minimum sublease rentals of $11.8 due in the future under noncancellable subleases.

Weighted average remaining lease term and weighted average discount rate were as follows:

March 31, 2019
Weighted average remaining lease term (in years)
Operating leases	5.2
Weighted average discount rate
Operating leases	5.03%

We had operating cash outflows related to operating leases of $3.8 for the three months ended March 31, 2019. This represents cash paid for amounts included in the measurement of lease liabilities.

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

We recorded a management fee expense in selling, general, and administrative expense of $0.5 for the three months ended March 31, 2018, related to these management agreements. In April 2018, the management agreements terminated upon consummation of our IPO.

Service and Vendor Related Agreements

Ceridian is a party to a service agreement with CompuCom Systems, Inc. (“CompuCom”), an investment portfolio company of THL Partners. Pursuant to the service agreement, CompuCom agrees to provide us with service desk and desk side support services. Pursuant to this arrangement, we made payments to CompuCom totaling $0.5 and $0.2 during the three months ended March 31, 2019, and 2018, respectively.

Other Transactions

On July 23, 2018, Ronald F. Clarke was appointed to our Board of Directors. Mr. Clarke has been the chief executive officer of FleetCor Technologies Inc. (“FleetCor Technologies”) since August 2000 and its chairman of the board of directors since March 2003. We provide services to FleetCor Technologies or one of its wholly owned affiliates through certain commercial arrangements entered into in the ordinary course of business, which include provision of Dayforce HCM services, reseller or referral arrangements whereby we resell or refer FleetCor Technologies services to its customers, and other administrative services. For these services, we have recorded revenue of $0.2 and $0.3 for the three months ended March 31, 2019 and 2018, respectively.

We provide Dayforce and related services to The Stronach Group, for which we recorded revenue of $0.1 and $0.1 for the three months ended March 31, 2019 and 2018, respectively. Alon Ossip, the brother of our chief executive officer, David Ossip, was the chief executive officer, and is currently a minority shareholder, of The Stronach Group.

We provide payroll-related tax filings services to FNF for which we recorded revenue of $0.1 and $0.1 for the three months ended March 31, 2019 and 2018, respectively.

We provide Dayforce and related services to certain investment portfolio companies of THLM and Cannae. Revenue from these portfolio companies was as follows:

	Three Months Ended March 31,
	2019	2018
American Blue Ribbon Holdings, LLC	$0.5	$0.5
Essex Bargain Hunt Superstores	0.1	0.1
Guaranteed Rate	0.3	—
System One Holdings LLC	—	0.2

17. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to Ceridian available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

For the calculation of diluted net income (loss) per share, net income (loss) per share is adjusted by the effect of dilutive securities, including awards under our share-based compensation plans. Diluted net income (loss) per share is computed by dividing the resulting net income (loss) attributable to Ceridian available to common stockholders by the weighted-average number of fully diluted common shares outstanding. During the three months ended March 31, 2018, our potential dilutive shares, such as stock options, RSUs, and shares of senior and junior convertible preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net income (loss) per share computations are calculated as follows:

	Three Months Ended March 31,
	2019	2018
		*As Adjusted
Numerator:
Net income attributable to Ceridian	$11.2	$0.6
Less: Loss from discontinued operations	—	(2.1)
Net income from continuing operations attributable to Ceridian	11.2	2.7
Less: Senior Preferred Stock dividends declared	—	5.3
Net income (loss) from continuing operations attributable to Ceridian available to common stockholders	$11.2	$(2.6)
Denominator:
Weighted-average shares outstanding - basic	140,149,271	65,314,462
Effect of dilutive equity instruments	6,892,957	—
Weighted-average shares outstanding - diluted	147,042,228	65,314,462
Net income (loss) per share from continuing operations attributable to Ceridian - basic	$0.08	$(0.04)
Net loss per share from discontinued operations - basic	$—	$(0.03)
Net income (loss) per share attributable to Ceridian - basic	$0.08	$(0.07)
Net income (loss) per share from continuing operations attributable to Ceridian - diluted	$0.08	$(0.04)
Net loss per share from discontinued operations - diluted	$—	$(0.03)
Net income (loss) per share attributable to Ceridian - diluted	$0.08	$(0.07)

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Senior convertible preferred stock	—	16,802,144
Junior convertible preferred stock	—	58,244,308
Stock options	1,059,230	12,055,839
Restricted stock units	—	581,440

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented.  You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in report and in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018, in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019 (our “2018 Form 10-K”).  This discussion and analysis contains forward-looking statements, including statement regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements.  These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in Part II, Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements. Any reference to a “Note” in this discussion relates to the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report unless otherwise indicated.

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

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to more than 3,850 live Dayforce customers as of March 31, 2019. For the three months ended March 31, 2019, we added over 130 net new live Dayforce customers.

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

	March 31,	December	September	June 30,	March 31,	December	September	June 30,
	2019	31, 2018	30, 2018	2018	2018	31, 2017	30, 2017	2017
Live Dayforce customers	3,851	3,718	3,465	3,308	3,154	3,001	2,855	2,690
Dayforce customers live for two or more years	2,480	2,339	2,148	2,014	1,872	1,770	1,628	1,524
Proportion of Dayforce customers live for two or more years	64%	63%	62%	61%	59%	59%	57%	57%

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

Live Dayforce Customers

We use the number of customers live on Dayforce as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We had 3,851 customers live on Dayforce as of March 31, 2019, compared to 3,154 customers live on Dayforce as of March 31, 2018. Please refer to the “Our Business Model” section above for the number of live Dayforce customers at the end of the quarters presented.

Adjusted EBITDA

We believe that Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude net income or loss from discontinued operations, sponsor management fees, non-cash charges for asset impairments, gains or losses on assets and liabilities held in a foreign currency other than the functional currency of a company subsidiary, share-based compensation expense, severance charges, restructuring consulting fees, transaction costs, and environmental reserve charges. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of Total Revenue. Management believes that Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the normal course of our business operations. Please refer to the “Results of Operations” section below for a discussion of Adjusted EBITDA and Adjusted EBITDA margin.

Results of Operations

Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018

	Three Months Ended		Increase /
	March 31,		(Decrease)		% of Revenue
	2019	2018	Amount	%	2019	2018
		As Adjusted (b)
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$124.4	$99.9	$24.5	24.5%	61.1%	52.9%
Bureau	48.4	61.0	(12.6)	(20.7)%	23.8%	32.3%
Total recurring services	172.8	160.9	11.9	7.4%	84.8%	85.2%
Professional services and other	30.9	27.9	3.0	10.8%	15.2%	14.8%
Total revenue	203.7	188.8	14.9	7.9%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	37.2	33.1	4.1	12.4%	18.3%	17.5%
Bureau	13.7	17.6	(3.9)	(22.2)%	6.7%	9.3%
Total recurring services	50.9	50.7	0.2	0.4%	25.0%	26.9%
Professional services and other	35.3	32.8	2.5	7.6%	17.3%	17.4%
Product development and management	15.2	13.7	1.5	10.9%	7.5%	7.3%
Depreciation and amortization	8.7	8.7	—	—	4.3%	4.6%
Total cost of revenue	110.1	105.9	4.2	4.0%	54.1%	56.1%
Gross profit	93.6	82.9	10.7	12.9%	45.9%	43.9%
Selling, general, and administrative expense	66.2	54.9	11.3	20.6%	32.5%	29.1%
Operating profit	27.4	28.0	(0.6)	(2.1)%	13.5%	14.8%
Other expense (income), net	1.6	(2.2)	3.8	172.7%	0.8%	(1.2)%
Interest expense, net	8.9	22.2	(13.3)	(59.9)%	4.4%	11.8%
Income from continuing operations before income taxes	16.9	8.0	8.9	111.3%	8.3%	4.2%
Income tax expense	5.7	5.8	(0.1)	(1.7)%	2.8%	3.1%
Income from continuing operations	11.2	2.2	9.0	409.1%	5.5%	1.2%
Loss from discontinued operations	—	(2.1)	2.1	100.0%	—	(1.1)%
Net income	11.2	0.1	11.1	11100.0%	5.5%	0.1%
Net loss attributable to noncontrolling interest	—	(0.5)	0.5	n.m.	—	(0.3)%
Net income attributable to Ceridian	$11.2	$0.6	$10.6	1766.7%	5.5%	0.3%
Adjusted EBITDA (a)	$49.8	$46.5	$3.3	7.1%	24.4%	24.6%
Adjusted EBITDA margin (a)	24.4%	24.6%	(0.2)%	(0.7)%

(a)	Please refer to the “Non-GAAP Measures” section below for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, a non-GAAP financial measure.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.
n.m	Not meaningful.

Revenue. The following table sets forth certain information regarding our revenues for the three months ended March 31, 2019, compared with the three months ended March 31, 2018.

	Three Months Ended March 31,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2019	2018	2019 vs. 2018		2019 vs. 2018
		As Adjusted (b)
	(Dollars in millions)
Revenue:
Cloud
Recurring services	$124.4	$99.9	24.5%	(2.2)%	26.7%
Professional services and other	30.2	27.0	11.9%	(0.7)%	12.6%
Total Cloud revenue	154.6	126.9	21.8%	(1.9)%	23.7%
Bureau
Recurring services	48.4	61.0	(20.7)%	(1.2)%	(19.5)%
Professional services and other	0.7	0.9	(22.2)%	(0.0)%	(22.2)%
Total Bureau revenue	49.1	61.9	(20.7)%	(1.2)%	(19.5)%
Total revenue	$203.7	$188.8	7.9%	(1.6)%	9.5%

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

(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Total revenue increased $14.9 million, or 7.9%, to $203.7 million for the three months ended March 31, 2019, compared to $188.8 million for the three months ended March 31, 2018. This increase was primarily attributable to an increase in Cloud revenue of $27.7 million, or 21.8%, from $126.9 million for the three months ended March 31, 2018, to $154.6 million for the three months ended March 31, 2019. The Cloud revenue increase was driven by an increase of $24.5 million, or 24.5%, in Cloud recurring services revenue, and $3.2 million, or 11.9%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $24.5 million was due to $13.9 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses; $4.7 million from the migration of Bureau customers; and $6.0 million from increased float revenue related to Cloud recurring services revenue.

The increase in Cloud revenue of $27.7 million was partially offset by a decline in Bureau revenue of $12.8 million, or 20.7%. Of the $12.8 million decline in Bureau revenue for the three months ended March 31, 2019, approximately 63% was driven by customer attrition and approximately 37% was attributable to customer migrations to Dayforce. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $8.1 million, or 13.1%.

On a constant currency basis, total revenue grew 9.5%, reflecting a 23.7% increase in Cloud revenue, partially offset by a 19.5% decline in Bureau revenue. Cloud revenue growth reflected a 26.7% increase in Cloud recurring services revenue and a 12.6% increase in Cloud professional services and other revenue.

Cloud revenue by solution. The following table presents our Cloud revenue for both recurring and professional services and other, for both our Dayforce and Powerpay solutions for the periods presented.

	Three Months Ended March 31,		Growth rate year-over-year	Growth rate on a constant currency basis
	2019	2018	2019 vs. 2018	2019 vs. 2018
		As Adjusted (a)
	(Dollars in millions)
Dayforce	$132.8	$104.1	27.6%	28.6%
PowerPay	21.8	22.8	(4.4)%	0.5%
Total Cloud revenue	$154.6	$126.9	21.8%	23.7%

(a)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Cloud revenue was $154.6 million for the three months ended March 31, 2019, an increase of $27.7 million, or 21.8%, compared to Cloud revenue for the three months ended March 31, 2018. Dayforce revenue increased 27.6%, and Powerpay revenue declined 4.4% for the three months ended March 31, 2019, as compared to revenues for the three months ended March 31, 2018. On a constant currency basis, Dayforce revenue increased 28.6%, and Powerpay revenue increased 0.5% for the three months ended March 31, 2019. Powerpay revenue is recognized on a per-employee, per-process basis, and the timing of customer processing at year-end can vary from year to year.  A larger proportion of year-end processing occurred in the fourth quarter of 2018 and a smaller proportion of year-end processing occurred in the first quarter of 2019 as compared to the comparable periods in the prior year.  This pull-forward of revenue into the fourth quarter of 2018 was driven by the fact that December 31 was a Monday, and a number of customers processed their first 2019 payroll on Monday, December 31st, 2018.  We estimate that approximately $1 million in Powerpay revenue that would otherwise have been recognized in the first quarter of 2019 was recognized in the fourth quarter of 2018.  Excluding this pull-forward, Powerpay revenue on a constant currency basis would have grown by approximately 5%.  Our new business sales to Dayforce and Powerpay customers comprised 83% of our increase in Cloud revenue for the three months ended March 31, 2019, and the remaining 17% consisted primarily of customer migrations to Dayforce from out Bureau solutions. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers driven by increased product density on the Dayforce platform.

Float revenue. Investment income from invested customer trust funds included in revenue was $24.3 million and $17.6 million for the three months ended March 31, 2019 and 2018, respectively. The average float balance for our customer trust funds for the three months ended March 31, 2019, was $4,075.4 million, compared to $4,072.0 million for the three months ended March 31, 2018. On a constant currency basis, the average float balance for our customer trust funds increased 1.8% for the three months ended March 31, 2019, compared to three months ended March 31, 2018.  The average yield was 2.42% during the three months ended March 31, 2019, an increase of 67 basis points compared to the average yield in the three months ended March 31, 2018. For the three months ended March 31, 2019, approximately 33% of our average float balance consisted of Canadian customer trust funds, compared to approximately 35% for the three months ended March 31, 2018.   Based on current market conditions, portfolio composition and investment practices, a 100 basis point increase in market investment rates would result in approximately $17 million of increased float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with increases or declines in float revenue.

Cost of revenue. Total cost of revenue for the three months ended March 31, 2019, was $110.1 million, an increase of $4.2 million, or 4.0%, compared to the three months ended March 31, 2018.

Recurring services cost of revenue increased by $0.2 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to additional costs incurred to support the growing Dayforce customer base, particularly internationally, partially offset by reductions in Bureau costs.

The increase in cost of revenue for professional services and other of $2.5 million, or 7.6%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily due to additional costs incurred to implement new customers and to provide post go-live professional services.

In accordance with ASC 350, we are required to capitalize certain software development costs. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for internally developed software costs. Costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, enhancements to our existing solutions that do not result in additional functionality, and costs related to the management of our solutions are presented as product development and management expense. The increase in product development and management expense of $1.5 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, reflected increases in Dayforce product development efforts, including the build out of our international offerings. For the three months ended March 31, 2019 and 2018, our investment in software development was $15.1 million and $12.5 million, respectively, consisting of $7.8 million and $6.4 million, of research and development expense, which is included within product development and management expense, and $7.3 million and $6.1 million in capitalized software development, respectively.

The table below presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended March 31,
	2019	2018
		As Adjusted (a)
Total gross margin	45.9%	43.9%
Gross margin by solution:
Cloud recurring services	70.1%	66.9%
Bureau recurring services	71.7%	71.1%
Professional services and other	(14.2)%	(17.6)%

(a)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

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

The overall 7.9% increase in revenue outpaced the 4.0% increase in cost of revenue, and gross profit increased by $10.7 million, or 12.9%, as we continued to leverage our investment in people and processes to realize economies of scale, while also expanding our service offerings internationally.

Cloud recurring services gross margin was 70.1% for the three months ended March 31, 2019, compared to 66.9% for the three months ended March 31, 2018. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 59% as of March 31, 2018, to 64% as of March 31, 2019, and was also attributable to consistent configuration that enabled us to continue to realize economies of scale in hosting and customer support. Professional services and other gross margin was (14.2)% for the three months ended March 31, 2019, improving from (17.6)% for the three months ended March 31, 2018, reflecting an increase in profitable post go-live professional services and continued productivity improvements in implementing new customers.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $11.3 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, reflecting increases of $6.2 million in sales and marketing expense and $5.1 million in general and administrative expense.  The increase in general and administrative expense is comprised primarily of $1.9 million in share-based compensation expense, $0.9 million in costs related to the secondary offering completed in March 2019, as well as increased costs associated with being a public company.

Operating profit. Operating profit declined $0.6 million, or 2.1%, to $27.4 million for the three months ended March 31, 2019, compared to $28.0 million for the three months ended March 31, 2018, primarily due to the increase in selling, general and administrative expense.  Excluding the impact of share-based compensation expense, restructuring consulting fees, and severance charges, operating profit would have increased $3.5 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Other expense (income), net. For the three months ended March 31, 2019 we incurred $1.6 of other expense, net compared to $2.2 of other income for the three months ended March 31, 2018.  The other expense, net for the three months ended March 31, 2019, was primarily comprised of net periodic pension expense of $1.3 million. The other income, net for the three months ended March 31, 2018, was primarily related to a foreign currency remeasurement gain on an intercompany payable of a U.S. subsidiary denominated in Canadian dollars, partially offset by net periodic pension expense of $0.6 million. This intercompany payable was repaid in the second quarter of 2018.

Interest expense, net. Interest expense for the three months ended March 31, 2019, was $8.9 million, compared to $22.2 million for the three months ended March 31, 2018. This reduction is due to the extinguishment of the Senior Notes during the second quarter of 2018. As a result of a ratings upgrade on March 26, 2019, of our senior secured credit facilities by Moody’s Investors Service, from B3 to B2, the Company’s floating rate term debt interest rate is reduced from LIBOR plus 3.25% to LIBOR plus 3.00%, so long as the rating is maintained.  This 25 basis point rate reduction which will result in a savings of approximately $1.7 million over the ensuing twelve-month period. A 100 basis point increase in LIBOR rates would result in an approximately $7 million increase in our interest expense over the ensuing twelve-month period.

Loss from discontinued operations. As a result of the LifeWorks Disposition, the financial results of the LifeWorks business have been included within discontinued operations for all periods presented. For the three months ended March 31, 2018, the loss from discontinued operations was $2.1 million, primarily related to income tax expense attributable to LifeWorks.

Net income attributable to Ceridian. Net income attributable to Ceridian was $11.2 million for the three months ended March 31, 2019, compared to $0.6 million for the three months ended March 31, 2018.

Adjusted EBITDA. Adjusted EBITDA increased by $3.3 million, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, and Adjusted EBITDA margin was 24.4% for the three months ended March 31, 2019, consistent with the Adjusted EBITDA margin of 24.6% for the three months ended March 31, 2018.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, borrowings under our credit facilities, and proceeds from equity offerings. As of March 31, 2019, we had cash and equivalents of $206.3 million and availability under our revolving credit facility of $300.0 million. No cash amounts were drawn on the revolving credit facility and $2.7 million in letters of credit were issued under the facility as of March 31, 2019. Our total debt was $676.6 million as of March 31, 2019. Please refer to Note 7, “Debt,” to our condensed consolidated financial statements, for further information on our debt.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, pension contributions, and product development.

Our customer trust funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. In accordance with these objectives, we maintain approximately 47% of customer trust funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, or collateralized short-term investments; and we maintain approximately 53% of customer trust funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of U.S. Treasury and agency securities, Canada government and provincial securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate and bank securities. To maintain sufficient liquidity in the trust to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing. The assets held in trust are intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.

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

Statements of Cash Flows

Changes in cash flows due to purchases of customer trust fund marketable securities and proceeds from the sale or maturity of customer trust fund marketable securities, as well as the carrying value of customer trust fund accounts as of period end dates can vary significantly due to several factors, including the specific day of the week the period ends, which impacts the timing of funds collected from customers and payments made to satisfy customer obligations to employees, taxing authorities, and others. The customer trust funds are fully segregated from our operating cash accounts and are evaluated and tracked separately by management. Therefore, to provide meaningful information to the readers, the following discussion is regarding the net cash flows excluding restricted cash held within our customer trust funds.

	Three Months Ended March 31,
	2019	2018
		As Adjusted (a)
	(Dollars in millions)
Net cash used in operating activities - continuing operations	$(8.8)	$(22.3)
Net cash used in investing activities, excluding customer trust funds	(24.1)	(10.3)
Net cash provided by (used in) financing activities, excluding customer trust funds	18.4	(0.3)
Effect of exchange rate changes on cash and equivalents	3.0	(3.5)
Net decrease in cash and equivalents	(11.5)	(36.4)
Cash and equivalents at beginning of period	217.8	94.2
Cash and equivalents at end of period	206.3	57.8

Net customer trust funds restricted cash used in investing activities	(93.5)	(345.2)
Net customer trust funds restricted cash provided by financing activities	1,916.1	230.4
Effect of exchange rate changes on restricted cash and equivalents	0.9	(1.1)
Net increase (decrease) in restricted cash and equivalents	1,823.5	(115.9)
Restricted cash and equivalents included in customer trust funds at beginning of period	888.5	2,317.6
Restricted cash and equivalents included in customer trust funds at end of period	2,712.0	2,201.7

Net cash used in operating activities - discontinued operations	—	(1.1)
Net increase (decrease) in cash, restricted cash, and equivalents	1,812.0	(153.4)
Elimination of cash from discontinued operations	—	1.1
Cash, restricted cash, and equivalents at beginning of period	1,106.3	2,411.8
Cash, restricted cash, and equivalents at end of period	$2,918.3	$2,259.5

(a)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Operating Activities

Net cash used in operating activities from continuing operations of $8.8 million during the three months ended March 31, 2019, was primarily attributable to a net reduction in cash as a result of changes in working capital of $40.6 million, partially offset by net income of $11.2 million and certain non-cash items, primarily $14.4 million of depreciation and amortization, and $6.0 million of non-cash share-based compensation expense. The net $40.6 million change in working capital included reductions of $16.9 million in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation; $8.1 million in liabilities for accrued taxes, primarily due to cash tax payments of $15.5 million; and $7.0 million of increases in prepaid expenses and other current assets, primarily due to annual maintenance contracts. Included within net cash flows used in operating activities for the three months ended March 31, 2019, was $6.6 million in cash interest payments on our long-term debt.

Net cash used in operating activities from continuing operations of $22.3 million during the three months ended March 31, 2018, was primarily attributable to net changes in working capital of $42.3 million, partially offset by certain non-cash items, primarily $13.9 million of depreciation and amortization, $2.7 million of share-based compensation expense, and net income from continuing operations of $2.2 million. Net changes in working capital included reductions of $17.0 million in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation; reductions of $13.1 million in liabilities for accrued interest primarily as a result of $34.8 million in cash interest payments on our long-term debt; and $13.3 million of increases in prepaid expenses and other current assets, primarily due to annual maintenance contracts. Included within net cash flows used in operating activities for the three months ended March 31, 2018, was $5.5 million in cash taxes and $1.9 million in pension payments.

Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities from continuing operations, excluding customer trust fund activity, was $24.1 million, related to capital expenditures of $13.9 million and acquisition costs, net of cash acquired of $10.2 million. Our capital expenditures included $9.9 million for software and technology and $4.0 million for property and equipment.

During the three months ended March 31, 2018, net cash used in investing activities from continuing operations, excluding customer trust fund activity, was $10.3 million, related to capital expenditures. Our capital expenditures included $7.4 million for software and technology and $2.9 million for property and equipment.

Financing Activities

Net cash provided by financing activities from continuing operations, excluding the change in customer trust fund obligations, was $18.4 million during the three months ended March 31, 2019. This cash inflow is primarily attributable to proceeds from the issuance of common stock upon exercise of stock options of $20.1 million, partially offset by principal payments on our long-term debt obligations of $1.7 million.

Net cash used in financing activities from continuing operations, excluding the change in customer trust fund obligations, was $0.3 million during the three months ended March 31, 2018, related to repayment of long-term debt obligations.

Cash Flows from Discontinued Operations

During the three months ended March 31, 2018, net cash used in discontinued operations was $1.1 million. The net cash used in discontinued operations was primarily related to changes in working capital.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Critical Accounting Policies and Estimates

Our critical accounting policy on revenue recognition has been updated as a result of the adoption of ASU No. 2016-02. For discussion of our new revenue recognition policy and recently adopted accounting pronouncements, please refer to Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included herein.

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

The following table reconciles operating profit to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2019	2018
		As Adjusted (5)
	(Dollars in millions)
Operating profit	$27.4	$28.0
Other (expense) income, net	(1.6)	2.2
Depreciation and amortization	14.4	13.9
EBITDA from continuing operations (1)	40.2	44.1
Sponsorship management fees (2)	—	0.5
Intercompany foreign exchange loss (gain)	0.3	(2.8)
Share-based compensation	6.0	2.7
Severance charges (3)	2.1	1.9
Restructuring consulting fees (4)	1.2	0.1
Adjusted EBITDA	$49.8	$46.5
Adjusted EBITDA margin	24.4%	24.6%

(1)	We define EBITDA from continuing operations as net income or loss before interest, taxes, depreciation and amortization, and net income or loss from discontinued operations.
(2)

Represents expenses related to our management, monitoring, consulting, transaction, and advisory fees and related expenses paid to the affiliates of our Sponsors pursuant to the management agreement with THLM and Cannae.

(3)	Represents costs for severance compensation paid to employees whose positions have been eliminated, resulting primarily from the shift of business from our Bureau solutions to our Cloud solutions.
(4)

Represents consulting fees and expenses incurred during the periods presented in connection with any acquisition, investment, disposition, recapitalization, equity offering, issuance or repayment of debt, issuance of equity interests, or refinancing.

(5)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

The following tables present a reconciliation of our reported results to our non-GAAP Adjusted EBITDA basis for all periods presented:

	Three Months Ended March 31, 2019
	As Reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$50.9	$0.4	$0.2	$—	$50.3
Professional services and other	35.3	0.2	0.2	—	34.9
Product development and management	15.2	0.5	0.1	—	14.6
Depreciation and amortization	8.7	—	—	—	8.7
Total cost of revenue	110.1	1.1	0.5	—	108.5
Sales and marketing	35.2	1.0	1.0	—	33.2
General and administrative	31.0	3.9	0.6	1.2	25.3
Operating profit	27.4	6.0	2.1	1.2	36.7
Other expense, net	1.6	—	—	0.3	1.3
Depreciation and amortization	14.4	—	—	—	14.4
EBITDA from continuing operations	$40.2	$6.0	$2.1	$1.5	$49.8

(a)	Other operating expenses includes intercompany foreign exchange loss (gain) and restructuring consulting fees.

	Three Months Ended March 31, 2018
	As Reported As Adjusted (b)	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$50.7	$0.1	$0.5	$—	$50.1
Professional services and other	32.8	0.1	0.5	—	32.2
Product development and management	13.7	0.1	0.1	—	13.5
Depreciation and amortization	8.7	—	—	—	8.7
Total cost of revenue	105.9	0.3	1.1	—	104.5
Sales and marketing	29.0	0.4	0.7	—	27.9
General and administrative	25.9	2.0	0.1	0.6	23.2
Operating profit	28.0	2.7	1.9	0.6	33.2
Other (income) expense, net	(2.2)	—	—	(2.8)	0.6
Depreciation and amortization	13.9	—	—	—	13.9
EBITDA from continuing operations	$44.1	$2.7	$1.9	$(2.2)	$46.5

(a)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), and restructuring consulting fees.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

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

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by the company or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. In 2018, we contributed $18.5 million to our pension plan. The effective discount rate used in accounting for pension and other benefit obligations in 2018 ranged from 3.70% to 3.92%. The expected rate of return on plan assets for qualified pension benefits in 2019 is 6.00%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act, as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act, therefore; our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. We expect this requirement to apply to our Annual Report on Form 10-K for the year ending December 31, 2019, if certain triggers requiring accelerated filing deadlines are met prior to that. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company”. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity. Discussion of Legal Matters is incorporated by reference from Part I, Item 1, Note 15, “Commitments and Contingencies,” of this Form 10-Q and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

ITEM 1A. RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our 2018 Form 10-K which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

10.1	Ceridian HCM Holding Inc. 2019 Management Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: May 1, 2019	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2019	By:	/s/ Arthur Gitajn
		Name:	Arthur Gitajn
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)