Form 10-Q
period 2019-06-30
Ceridian HCM Holding Inc.
filed 2019-07-30
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended June 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number 001-38467

Ceridian HCM Holding Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3231686
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3311 East Old Shakopee Road

Minneapolis, Minnesota 55425

(952) 853-8100

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	CDAY	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 142,042,309 shares of Common Stock, $0.01 par value per share, as of July 26, 2019.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	our inability to attain or to maintain profitability;
•	significant competition for our solutions;
•	our inability to continue to develop or to sell our existing Cloud solutions;
•	our inability to manage our growth effectively;
•	the risk that we may not be able to successfully migrate our Bureau customers to our Cloud solutions or to offset the decline in Bureau revenue with Cloud revenue;
•	the decline or slower than expected development of the market for enterprise cloud computing;
•	failure of our efforts to increase use of our Cloud solutions and our other applications may not succeed;
•	our failure to provide enhancements and new features and modifications to our solutions;
•	failure to comply the Federal Trade Commission’s (“FTC”) ongoing consent order regarding data protection;
•	system interruptions or failures, including cyber-security breaches, identity theft, or other disruptions that could compromise our information;
•	our failure to comply with applicable privacy, security and data laws, regulations and standards;
•	changes in regulations governing privacy concerns and laws or other domestic or foreign data protection regulations;
•	our inability to successfully expand our current offerings into new markets or further penetrate existing markets;
•	our inability to meet the more complex configuration and integration demands of our large customers;
•	the risk of our customers declining to renew their agreements with us or renewing at lower performance fee levels;
•	our failure to manage our technical operations infrastructure;
•	our inability to maintain necessary third party relationships, and third party software licenses or there are errors in the software we license;
•	our inability to protect our intellectual property rights, proprietary technology, information, processes, and know-how;
•	our failure to keep pace with rapid technological changes and evolving industry standards; or
•	changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself.

Please refer to Part II, Item IA, “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2018 (“2018 Form 10-K”), for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. For the reasons described above, we caution you against relying on any forward-looking statements. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$237.9	$217.8
Trade and other receivables, net	67.8	63.9
Prepaids expenses and other current assets	59.4	48.9
Total current assets before customer trust funds	365.1	330.6
Customer trust funds	3,986.7	2,603.5
Total current assets	4,351.8	2,934.1
Right of use lease asset	39.5	—
Property, plant, and equipment, net	106.3	104.4
Goodwill	1,952.8	1,927.4
Other intangible assets, net	179.9	187.5
Other assets	99.0	94.4
Total assets	$6,729.3	$5,247.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6.8	$6.8
Short-term lease liabilities	13.7	—
Accounts payable	29.2	41.5
Deferred revenue	22.0	23.2
Employee compensation and benefits	43.9	54.5
Other accrued expenses	14.2	23.9
Total current liabilities before customer trust funds obligations	129.8	149.9
Customer trust funds obligations	3,963.5	2,619.7
Total current liabilities	4,093.3	2,769.6
Long-term debt, less current portion	660.7	663.5
Employee benefit plans	142.4	153.3
Long-term lease liabilities	34.8	—
Other liabilities	41.0	45.9
Total liabilities	4,972.2	3,632.3
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 141,942,066 and 139,453,710 shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	1.4	1.4
Additional paid in capital	2,385.3	2,325.6
Accumulated deficit	(291.0)	(335.6)
Accumulated other comprehensive loss	(338.6)	(375.9)
Total stockholders’ equity	1,757.1	1,615.5
Total liabilities and equity	$6,729.3	$5,247.8

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		*As Adjusted		*As Adjusted
Revenue:
Recurring services	$163.5	$150.1	$336.3	$311.0
Professional services and other	32.8	28.9	63.7	56.8
Total revenue	196.3	179.0	400.0	367.8
Cost of revenue:
Recurring services	48.7	49.5	99.6	100.2
Professional services and other	34.2	33.4	69.5	66.2
Product development and management	16.4	15.1	31.6	28.8
Depreciation and amortization	9.0	8.5	17.7	17.2
Total cost of revenue	108.3	106.5	218.4	212.4
Gross profit	88.0	72.5	181.6	155.4
Selling, general, and administrative expense	69.3	80.9	135.5	135.8
Operating profit (loss)	18.7	(8.4)	46.1	19.6
Interest expense, net	8.5	43.4	17.4	65.6
Other expense (income), net	1.5	0.6	3.1	(1.6)
Income (loss) from continuing operations before income taxes	8.7	(52.4)	25.6	(44.4)
Income tax expense	2.4	1.2	8.1	7.0
Income (loss) from continuing operations	6.3	(53.6)	17.5	(51.4)
Loss from discontinued operations	—	(9.7)	—	(11.8)
Net income (loss)	6.3	(63.3)	17.5	(63.2)
Net loss attributable to noncontrolling interest	—	—	—	(0.5)
Net income (loss) attributable to Ceridian	$6.3	$(63.3)	$17.5	$(62.7)
Net income (loss) per share attributable to Ceridian:
Basic	$0.04	$(0.58)	$0.12	$(0.79)
Diluted	$0.04	$(0.58)	$0.12	$(0.79)
Weighted average shares outstanding:
Basic	141,149,009	113,311,107	140,651,902	89,445,371
Diluted	148,331,846	113,311,107	147,761,174	89,445,371

*Please refer to Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		*As Adjusted		*As Adjusted
Net income (loss)	$6.3	$(63.3)	$17.5	$(63.2)
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	11.5	(10.2)	23.8	(26.8)
Change in unrealized gain (loss) from invested customer trust funds	17.3	(5.1)	39.2	(18.5)
Change in pension liability adjustment (1)	2.5	2.9	5.0	5.8
Other comprehensive income (loss) before income taxes	31.3	(12.4)	68.0	(39.5)
Income tax expense (benefit), net	0.9	(0.6)	3.6	(1.4)
Other comprehensive income (loss) after income taxes	30.4	(11.8)	64.4	(38.1)
Comprehensive income (loss)	36.7	(75.1)	81.9	(101.3)
Comprehensive income (loss) attributable to noncontrolling interest	—	0.2	—	(0.5)
Comprehensive income (loss) attributable to Ceridian	$36.7	$(75.3)	$81.9	$(100.8)
(1)

The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other expense (income), net was $2.6 and $3.0 during the three months ended June 30, 2019, and 2018, respectively, and $5.2 and $6.0 during the six months ended June 30, 2019, and 2018, respectively.

*Please refer to Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars in millions, except share data)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders
	Shares	$	Capital	Deficit	Loss	Equity
Balance as of December 31, 2018	139,453,710	$1.4	$2,325.6	$(335.6)	$(375.9)	$1,615.5
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2018-02 (Please refer to Note 2)	—	—	—	27.1	(27.1)	—
Net income	—	—	—	11.2	—	11.2
Issuance of common stock under share-based compensation plans	1,221,622	—	20.1	—	—	20.1
Share-based compensation	—	—	6.0	—	—	6.0
Foreign currency translation	—	—	—	—	12.3	12.3
Change in unrealized loss, net of tax of $2.7	—	—	—	—	19.2	19.2
Change in minimum pension & postretirement liability, net of tax of $0.0	—	—	—	—	2.5	2.5
Balance as of March 31, 2019	140,675,332	$1.4	$2,351.7	$(297.3)	$(369.0)	$1,686.8
Net income	—	—	—	6.3	—	6.3
Issuance of common stock under share-based compensation plans	1,266,734	—	24.0	—	—	24.0
Share-based compensation	—	—	9.6	—	—	9.6
Foreign currency translation	—	—	—	—	11.5	11.5
Change in unrealized loss, net of tax of $0.9	—	—	—	—	16.4	16.4
Change in minimum pension & postretirement liability, net of tax of $0.0	—	—	—	—	2.5	2.5
Balance as of June 30, 2019	141,942,066	$1.4	$2,385.3	$(291.0)	$(338.6)	$1,757.1

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars in millions, except share data)

	Senior Preferred Stock		Junior Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders	Non-controlling	Total
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Loss	Equity	Interest	Equity
Balance as of December 31, 2017	16,802,144	$184.8	58,244,308	$0.6	65,285,962	$0.7	$1,565.4	$(267.3)	$(311.0)	$1,173.2	$37.8	$1,211.0
Net income	—	—	—	—	—	—	—	0.6	—	0.6	(0.5)	0.1
Issuance of common stock under share-based compensation plans	—	—	—	—	88,347	—	—	—	—	—	—	—
Senior preferred dividends declared	—	5.3	—	—	—	—	—	(5.3)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2.9	—	—	2.9	—	2.9
Foreign currency translation	—	—	—	—	—	—	—	—	(16.4)	(16.4)	(0.2)	(16.6)
Change in unrealized loss, net of tax of ($0.8)	—	—	—	—	—	—	—	—	(12.6)	(12.6)	—	(12.6)
Change in minimum pension & postretirement liability, net of tax of $0.0	—	—	—	—	—	—	—	—	2.9	2.9	—	2.9
Balance as of March 31, 2018	16,802,144	$190.1	58,244,308	$0.6	65,374,309	$0.7	$1,568.3	$(272.0)	$(337.1)	$1,150.6	$37.1	$1,187.7
Net loss	—	—	—	—	—	—	—	(63.3)	—	(63.3)	—	(63.3)
Issuance of common stock	—	—	—	—	28,695,455	0.3	594.7	—	—	595.0	—	595.0
Issuance of common stock under share-based compensation plans	—	—	—	—	1,148,801	—	14.1	—	—	14.1	—	14.1
Senior preferred dividends declared	—	2.4	—	—	—	—	—	(2.4)	—	—	—	—
Conversion of senior and junior preferred shares	(16,802,144)	(192.5)	(58,244,308)	(0.6)	42,246,650	0.4	192.7	—	—	—	—	—
LifeWorks Disposition	—	—	—	—	—	—	(95.7)	-	0.7	(95.0)	(37.3)	(132.3)
Share-based compensation	—	—	—	—	—	—	10.5	—	—	10.5	—	10.5
Foreign currency translation	—	—	—	—	—	—	—	—	(10.4)	(10.4)	0.2	(10.2)
Change in unrealized loss, net of tax of ($0.6)	—	—	—	—	—	—	—	—	(4.5)	(4.5)	—	(4.5)
Change in minimum pension & postretirement liability, net of tax of $0.0	—	—	—	—	—	—	—	—	2.9	2.9	—	2.9
Balance as of June 30, 2018	—	$—	—	$—	137,465,215	$1.4	$2,284.6	$(337.7)	$(348.4)	$1,599.9	$—	$1,599.9

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2019	2018
		*As Adjusted
Net income (loss)	$17.5	$(63.2)
Loss from discontinued operations	—	11.8
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax benefit	(4.8)	(6.4)
Depreciation and amortization	29.0	28.1
Amortization of debt issuance costs and debt discount	0.6	1.6
Loss on debt extinguishment	—	25.7
Net periodic pension and postretirement cost	2.6	1.2
Non-cash share-based compensation	15.6	13.2
Other	0.8	(0.8)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(3.4)	1.1
Prepaid expenses and other current assets	(11.1)	(8.9)
Accounts payable and other accrued expenses	(5.7)	(4.6)
Deferred revenue	(1.3)	3.3
Employee compensation and benefits	(19.5)	(19.0)
Accrued interest	0.4	(15.6)
Accrued taxes	(8.1)	4.2
Other assets and liabilities	(2.4)	(5.8)
Net cash provided by (used in) operating activities - continuing operations	10.2	(34.1)
Net cash used in operating activities - discontinued operations	—	(1.1)
Net cash provided by (used in) operating activities	10.2	(35.2)
Cash Flows from Investing Activities
Purchase of customer trust funds marketable securities	(297.6)	(610.3)
Proceeds from sale and maturity of customer trust funds marketable securities	232.3	609.7
Expenditures for property, plant, and equipment	(7.7)	(4.9)
Expenditures for software and technology	(18.7)	(13.9)
Acquisition costs, net of cash acquired	(10.2)	—
Net cash used in investing activities	(101.9)	(19.4)
Cash Flows from Financing Activities
Increase in customer trust funds obligations, net	1,308.9	(338.9)
Net proceeds from issuance of common stock	—	595.0
Proceeds from issuance of common stock under share-based compensation plans	44.1	14.4
Proceeds from debt issuance	—	680.0
Repayment of long-term debt obligations	(3.4)	(1,132.3)
Payment of debt refinancing costs	—	(23.3)
Net cash provided by (used in) financing activities	1,349.6	(205.1)
Effect of exchange rate changes on cash, restricted cash, and equivalents	7.4	(4.3)
Net increase (decrease) in cash, restricted cash, and equivalents	1,265.3	(264.0)
Elimination of cash from discontinued operations	—	0.5
Cash, restricted cash, and equivalents at beginning of period	1,106.3	2,411.8
Cash, restricted cash, and equivalents at end of period	$2,371.6	$2,148.3
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$237.9	$171.8
Restricted cash and equivalents included in customer trust funds	2,133.7	1,976.5
Total cash, restricted cash, and equivalents	$2,371.6	$2,148.3

Please refer to Note 2 for a summary of adjustments.

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

On April 30, 2018, we completed our initial public offering ("IPO"), in which we issued and sold 21,000,000 shares of common stock at a public offering price of $22.00 per share. We granted the underwriters a 30-day option to purchase an additional 3,150,000 shares of common stock at the offering price, which was exercised in full. A total of 24,150,000 shares of common stock were issued and sold in our IPO. Concurrently with our IPO, we issued and sold an additional 4,545,455 shares of our common stock in a private placement at $22.00 per share. We received gross proceeds of $631.3 from shares issued and sold in the IPO and concurrent private placement before deducting underwriting discounts, commissions, and other offering related expenses.

On November 16, 2018, we completed a secondary offering, in which certain of our stockholders (the “Selling Stockholders”) sold 11,000,000 shares of common stock, in an underwritten public offering at $36.00 per share. The Selling Stockholders granted the underwriters a 30-day option to purchase an additional 1,650,000 shares of common stock at the offering price, which was exercised in full. A total of 12,650,000 shares of common stock were sold by the Selling Stockholders on November 16, 2018, with all proceeds going to the Selling Stockholders. We incurred expenses of $1.3 during the three months ended December 31, 2018, related to the secondary offering, recorded within selling, general and administrative expense.

On March 22, 2019, we completed a secondary offering, in which certain of our Selling Stockholders sold 13,000,000 shares of common stock in an underwritten public offering at $50.50 per share. The Selling Stockholders granted the underwriters a 30-day option to purchase an additional 1,950,000 shares of common stock at the offering price, which was partially exercised on April 3, 2019, for 1,222,142 shares. A total of 14,222,142 shares of common stock were sold by the Selling Stockholders, with all proceeds going to the Selling Stockholders. We incurred expenses of $0.9 during the three months ended March 31, 2019, related to this secondary offering, recorded within selling, general, and administrative expense.

On May 23, 2019, we completed a secondary offering, in which the Selling Stockholders sold 8,000,000 shares of common stock in an underwritten public offering at $50.50 per share pursuant to a shelf registration statement. All proceeds from the sale of this common stock went to the Selling Stockholders. We incurred expenses of $0.8 during the three months ended June 30, 2019, related to this secondary offering, recorded within selling, general, and administrative expense.

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

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. We have adopted this guidance as of January 1, 2019, on a retrospective basis for all periods presented. Accordingly, the condensed consolidated statement of cash flows has been revised to include restricted cash and restricted cash equivalents held to satisfy customer trust funds obligations, as a component of cash, cash equivalents, restricted cash, and restricted cash equivalents. Please refer to the tables below for the retrospective impacts of the adoption of this guidance.

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

We have adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC Topic 606, ASU No. 2017-07, and ASU No. 2016-18. Please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 21, 2019, for information on our adjusted consolidated balance sheet as of December 31, 2018. Selected condensed consolidated financial statement line items, which reflect the adoption of the new ASUs, are as follows:

	Three Months Ended June 30, 2018
Condensed Consolidated Statement of Operations	As previously reported	ASC Topic 606 Adjustments	ASU 2017-07 Adjustments	As adjusted
Revenue:
Recurring services	$156.6	$(6.5)	$—	$150.1
Professional services and other	22.7	6.2	—	28.9
Total revenue	$179.3	$(0.3)	$—	$179.0
Selling, general, and administrative expense	84.1	(2.6)	(0.6)	80.9
Operating loss	(11.3)	2.3	0.6	(8.4)
Other expense, net	—	—	0.6	0.6
Income tax expense	1.1	0.1	—	1.2
Net loss	$(65.5)	$2.2	$—	$(63.3)
Net loss per share, basic and diluted	$(0.60)	$0.02	$—	$(0.58)

	Six Months Ended June 30, 2018
Condensed Consolidated Statement of Operations	As previously reported	ASC Topic 606 Adjustments	ASU 2017-07 Adjustments	As adjusted
Revenue:
Recurring services	$323.6	$(12.6)	$—	$311.0
Professional services and other	42.9	13.9	—	56.8
Total revenue	$366.5	$1.3	$—	$367.8
Selling, general, and administrative expense	140.9	(3.9)	(1.2)	135.8
Operating profit	13.2	5.2	1.2	19.6
Other income, net	(2.8)	—	1.2	(1.6)
Income tax expense	6.7	0.3	—	7.0
Net loss attributable to Ceridian	$(67.6)	$4.9	$—	$(62.7)
Net loss per share attributable to Ceridian, basic and diluted	$(0.84)	$0.05	$—	$(0.79)

	Six Months Ended June 30, 2018
Condensed Consolidated Statement of Cash Flows	As previously reported	ASC Topic 606 Adjustments	ASU 2016-18 Adjustments	As adjusted
Net loss	$(68.1)	$4.9	$—	$(63.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(6.7)	0.3	—	(6.4)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	0.8	0.3	—	1.1
Prepaid expenses and other current assets	(5.8)	(3.1)	—	(8.9)
Deferred revenue	1.3	2.0	—	3.3
Other assets and liabilities	(1.4)	(4.4)		(5.8)
Net cash used in operating activities- continuing operations	(34.1)	—	—	(34.1)
Cash Flows from Investing Activities
Net change in restricted cash and other restricted assets held to satisfy customer trust funds obligations	339.5	—	(339.5)	—
Net cash provided by (used in) investing activities	320.1	—	(339.5)	(19.4)
Effect of Exchange Rate Changes on Cash, Restricted Cash, and Equivalents	(2.7)	—	(1.6)	(4.3)
Net increase (decrease) in cash, restricted cash, and equivalents	77.1	—	(341.1)	(264.0)
Elimination of cash from discontinued operations	0.5	—	—	0.5
Cash, restricted cash, and equivalents at beginning of period	94.2	—	2,317.6	2,411.8
Cash, restricted cash, and equivalents at end of period	$171.8	$—	$1,976.5	$2,148.3

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

Deferred costs included within Other assets on our condensed consolidated balance sheets were $88.2 and $83.5 as of June 30, 2019, and December 31, 2018, respectively. Amortization expense for the deferred costs was $7.7 and $6.4 for the three months ended June 30, 2019, and 2018, respectively, and $15.4 and $12.5 for the six months ended June 30, 2019, and 2018, respectively.

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

3. Discontinued Operations

Distribution of LifeWorks Business

In the second quarter of 2018, contemporaneously with our IPO and concurrent private placement, we distributed our controlling financial interest in LifeWorks Corporation Ltd (“LifeWorks”) to our stockholders of record prior to the IPO on a pro rata basis in accordance with their pro rata interests in us (the “LifeWorks Disposition”). At this time, the LifeWorks Disposition represented a strategic shift in our overall business and had a significant impact on the financial statement results. Therefore, the LifeWorks business has been presented as discontinued operations in the condensed consolidated financial statements and accompanying notes for all periods presented. Our net book value related to LifeWorks of $95.7 was recorded as a distribution through additional paid in capital within our condensed consolidated balance sheet during the second quarter of 2018.

The amounts in the table below reflect the operating results of LifeWorks reported as discontinued operations, as well as supplemental disclosures of the discontinued operations:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net revenues	$6.6	$28.3
Loss from operations before income taxes	—	(0.9)
Income tax expense	(9.7)	(10.9)
Loss from discontinued operations, net of income taxes	$(9.7)	$(11.8)
Depreciation and amortization	$0.4	$1.4

4. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2019, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
Assets
Available for sale customer trust funds assets	$1,853.0	$—	$1,853.0	(a)	$—
Total assets measured at fair value	$1,853.0	$—	$1,853.0		$—

As of December 31, 2018, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
Assets
Available for sale customer trust funds assets	$1,715.0	$—	$1,715.0	(a)	$—
Total assets measured at fair value	$1,715.0	$—	$1,715.0		$—

(a)	Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2019, and the year ended December 31, 2018, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

5. Customer Trust Funds

Investment income from invested customer trust funds is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer trust funds included in revenue was $20.3 and $16.2 for the three months ended June 30, 2019, and 2018, respectively, and $44.6 and $33.8 for the six months ended June 30, 2019, and 2018, respectively. Investment income includes interest income, realized gains and losses from sales of customer trust funds’ investments, and unrealized credit losses determined to be other-than-temporary.

The amortized cost of customer trust funds as of June 30, 2019, and December 31, 2018, is the original cost of assets acquired. The amortized cost and fair values of investments of customer trust funds available for sale as of June 30, 2019, and December 31, 2018, are as follows:

Investments of Customer Trust Funds at June 30, 2019

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities, investments carried at cost and other cash equivalents	$2,127.5	$—	$—	$2,127.5
Available for sale investments:
U.S. government and agency securities	588.4	6.1	(1.1)	593.4
Canadian and provincial government securities	404.8	7.9	(0.1)	412.6
Corporate debt securities	545.7	9.2	(0.4)	554.5
Asset-backed securities	252.2	1.8	(0.4)	253.6
Mortgage-backed securities	24.3	0.2	(0.1)	24.4
Other securities	14.4	0.1	—	14.5
Total available for sale investments	1,829.8	$25.3	$(2.1)	1,853.0
Invested customer trust funds	3,957.3	$25.3	$(2.1)	3,980.5
Trust receivables	6.2			6.2
Total customer trust funds	$3,963.5			$3,986.7

Investments of Customer Trust Funds at December 31, 2018

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Money market securities, investments carried at cost and other cash equivalents	$876.9	$—	$—	$876.9
Available for sale investments:
U.S. government and agency securities	573.4	0.2	(11.4)	562.2
Canadian and provincial government securities	392.5	3.4	(1.4)	394.5
Corporate debt securities	495.0	0.5	(4.7)	490.8
Asset-backed securities	247.1	0.2	(2.7)	244.6
Mortgage-backed securities	8.5	—	(0.2)	8.3
Other securities	14.7	—	(0.1)	14.6
Total available for sale investments	1,731.2	4.3	(20.5)	1,715.0
Invested customer trust funds	2,608.1	$4.3	$(20.5)	2,591.9
Trust receivables	11.6			11.6
Total customer trust funds	$2,619.7			$2,603.5

The following represents the gross unrealized losses and the related fair value of the investments of customer trust funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$—	$15.2	$(1.1)	$199.3	$(1.1)	$214.5
Canadian and provincial government securities	(a)	61.3	(0.1)	39.4	(0.1)	100.7
Corporate debt securities	(0.1)	5.9	(0.3)	97.4	(0.4)	103.3
Asset-backed securities	(0.1)	9.0	(0.3)	108.9	(0.4)	117.9
Mortgage-backed securities	—	0.7	(0.1)	5.9	(0.1)	6.6
Other securities	—	—	(a)	10.3	—	10.3
Total available for sale investments	$(0.2)	$92.1	$(1.9)	$461.2	$(2.1)	$553.3

(a)	These investments have been in an unrealized loss position; however, the amount of unrealized loss is less than $0.05.

Management does not believe that any individual unrealized loss as of June 30, 2019, represents an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at June 30, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	June 30, 2019
	Cost	Fair Value
Due in one year or less	$2,404.3	$2,404.4
Due in one to three years	735.2	740.4
Due in three to five years	624.3	637.9
Due after five years	193.5	197.8
Invested customer trust funds	$3,957.3	$3,980.5

6. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows for the six months ended June 30, 2019, and the year ended December 31, 2018:

Balance at December 31, 2017	$1,961.0
Translation	(33.6)
Balance at December 31, 2018	1,927.4
Asset acquisition	9.0
Translation	16.4
Balance at June 30, 2019	$1,952.8

Intangible Assets

Other intangible assets consisted of the following as of June 30, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
Customer lists and relationships	$208.0	$(201.1)	$6.9	5-15
Trade name	173.8	(2.0)	171.8	—
Technology	155.0	(153.8)	1.2	3-4
Total other intangible assets	$536.8	$(356.9)	$179.9

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

Amortization expense related to definite-lived intangible assets was $4.5 and $4.6 for the three months ended June 30, 2019, and 2018, and, respectively, and $9.2 and $9.3 for the six months ended June 30, 2019, and 2018, respectively.

7. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	June 30,	December 31,
	2019	2018
Term Debt, interest rate of 5.4% and 5.8% as of June 30, 2019, and December 31, 2018, respectively	$674.9	$678.3
Revolving Credit Facility ($300.0 available capacity less amounts reserved for letters of credit, which were $2.6 and $2.7 as of June 30, 2019, and December 31, 2018, respectively)	—	—
Canada Line of Credit (CDN $7.0 letter of credit capacity as of June 30, 2019, and December 31, 2018, which was fully utilized; USD $5.3 as of June 30, 2019, and USD $5.1 as of December 31, 2018)	—	—
Total debt	674.9	678.3
Less unamortized discount on Term Debt	1.6	1.7
Less unamortized debt issuance costs on Senior Notes and Term Debt	5.8	6.3
Less current portion of long-term debt	6.8	6.8
Long-term debt, less current portion	$660.7	$663.5

Senior Secured Credit Facility

On April 30, 2018, Ceridian completed the refinancing of its debt by entering into a new credit agreement. Pursuant to the terms of the new credit agreement, Ceridian became borrower of (i) a $680.0 term loan debt facility (the “2018 Term Debt”) and (ii) a $300.0 revolving credit facility (the “2018 Revolving Credit Facility”) (the 2018 Term Debt and the 2018 Revolving Credit Facility are together referred to as the “2018 Senior Secured Credit Facility”). The 2018 Senior Secured Credit Facility is secured by all assets of Ceridian. The 2018 Term Debt has a maturity date of April 30, 2025, and the 2018 Revolving Credit Facility has a maturity date of April 30, 2023. The 2018 Term Debt was initially subject to an interest rate of LIBOR plus 3.25%. As a result of a ratings upgrade on March 26, 2019, of our senior secured credit facilities by Moody’s Investors Service, from B3 to B2, the Company’s floating rate term debt interest rate is reduced from LIBOR plus 3.25% to LIBOR plus 3.00%, so long as the rating is maintained. Accrued interest related to the 2018 Senior Secured Credit Facility was $0.5 and $0.1 as of June 30, 2019, and December 31, 2018, respectively, and is included within Other accrued expenses in our condensed consolidated balance sheets.
In connection with the refinancing completed on April 30, 2018, we recognized a loss on debt extinguishment of $7.1 within interest expense, net on our condensed consolidated statement of operations during the three and six months ended June 30, 2018.

Senior Notes

Using the net proceeds received from the IPO and concurrent private placement, we satisfied and discharged the indenture governing our outstanding $475.0 principal amount senior notes due 2021 (“Senior Notes”) on April 30, 2018, and the Senior Notes were redeemed on May 30, 2018. In connection with the redemption of the Senior Notes, we recognized a loss on debt extinguishment of $18.6 within interest expense, net on our condensed consolidated statements of operations during the three and six months ended June 30, 2018.

Future Payments and Maturities of Debt

The future principal payments and maturities of our debt are as follows:

Years Ending December 31,	Amount
2019	$3.4
2020	6.8
2021	6.8
2022	6.8
2023	6.8
Thereafter	644.3
$674.9

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of our debt was estimated to be $676.6 and $649.5 as of June 30, 2019, and December 31, 2018, respectively.

8. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Pension Cost	2019	2018	2019	2018
Interest cost	$4.6	$4.1	$9.1	$8.2
Actuarial loss amortization	3.2	3.6	6.4	7.2
Less: Expected return on plan assets	(5.9)	(6.5)	(11.8)	(13.0)
Net periodic pension cost	$1.9	$1.2	$3.7	$2.4

	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Postretirement Benefit	2019	2018	2019	2018
Service benefit	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Actuarial gain amortization	(0.6)	(0.6)	(1.2)	(1.2)
Prior service credit amortization	(0.1)	(0.1)	(0.1)	(0.2)
Net periodic postretirement benefit gain	$(0.6)	$(0.6)	$(1.1)	$(1.2)

9. Share-Based Compensation

Prior to November 1, 2013, Ceridian employees participated in a share-based compensation plan of the former ultimate parent of Ceridian, the 2007 Stock Incentive Plan (“2007 SIP”). Effective November 1, 2013, although most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, as amended (“2013 SIP”), a small number of participants maintained their stock options in the 2007 SIP. Concurrent with the IPO and legal reorganization, all outstanding stock options under the 2007 SIP were converted into options to purchase common stock of Ceridian. As of June 30, 2019, there were 2,500 stock options outstanding under the 2007 SIP.

Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of June 30, 2019, there were 7,154,690 stock options and restricted stock units outstanding under the 2013 SIP. We do not intend to grant any additional awards under the 2007 SIP or the 2013 SIP.

As part of the 2013 SIP, the Board of Directors approved a stock appreciation rights program that authorized the issuance of up to 600,000 stock appreciation rights. The performance criteria for all stock appreciation rights was met on April 30, 2018, resulting in the vesting and cash settlement of all outstanding stock appreciation rights. We recognized $1.5 of share-based compensation related to the vesting of these stock appreciation rights during the three and six months ended June 30, 2018.

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

Equity awards under the 2018 EIP vest annually on a pro rata basis, generally over a four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of the grant. As of June 30, 2019, there were 9,067,273 stock options and restricted stock units outstanding and 8,628,920 shares available for future grants of equity awards under the 2018 EIP.

On November 9, 2018, the Board of Directors approved the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (the “GESPP”), and the Company’s stockholders approved the GESPP on May 1, 2019. The GESPP authorizes the issuance of up to 2,500,000 shares of common stock to eligible participants through purchases via payroll deductions. The purchase price is the lower of (i) 85% of the fair market value of a share of common stock on the offering date (the first trading day of the offering period commencing on January 1 and concluding on December 31) or (ii) 85% of the fair market value of a share of common stock on the purchase date. The GESPP shall continue for 10-years, unless terminated sooner as provided under the GESPP. During 2019, shares were purchased on June 28, and will be purchased on September 30, and December 31. In subsequent years, quarterly purchase periods will commence on January 1, April 1, July 1, and October 1. Shares will be purchased on the last trading day of the respective purchase periods.

Total share-based compensation expense was $9.6 and $12.0 for three months ended June 30, 2019, and 2018, respectively, and $15.6 and $14.7 for the six months ended June 30, 2019, and 2018, respectively.

Performance-Based Stock Options

Performance-based option activity under the 2007 SIP and the 2013 SIP for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2018	366,377	$13.50	3.1	$7.7
Granted	—	—	—	—
Exercised	(178,481)	(13.50)	—	—
Forfeited or expired	—	—	—	—
Performance-based options outstanding at June 30, 2019	187,896	$13.50	2.5	$6.9
Performance-based options exercisable at June 30, 2019	187,896	$13.50	2.5	$6.9

The performance criteria for all outstanding performance-based stock options was met on June 7, 2018, resulting in the vesting of all outstanding performance-based stock options on this date. We recognized $4.8 of share-based compensation expense related to the vesting of these performance-based stock options during the three and six months ended June 30, 2018. As of June 30, 2019, there was no share-based compensation expense related to unvested performance-based stock options not yet recognized.

Term-Based Stock Options

Term-based option activity, including stock options under the 2007 SIP, the 2013 SIP and the 2018 EIP, for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2018	13,549,769	$19.28	7.5	$206.8
Granted	4,185,922	49.66	—	—
Exercised	(2,194,811)	(17.46)	—	—
Forfeited or expired	(217,344)	(21.11)	—	—
Term-based options outstanding at June 30, 2019	15,323,536	$27.81	7.9	$343.1
Term-based options exercisable at June 30, 2019	5,534,982	$17.64	5.9	$180.2

As of June 30, 2019, there was $99.3 of share-based compensation expense related to unvested term based awards not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

Restricted stock units (“RSUs”) activity, including RSUs under the 2013 SIP and the 2018 EIP, for the period was as follows:

Shares
RSUs outstanding at December 31, 2018	664,073
Granted	68,958
Shares issued upon vesting of RSUs	—
Forfeited or canceled	(20,000)
RSUs outstanding at June 30, 2019	713,031
RSUs releasable at June 30, 2019	257,651

During the six months ended June 30, 2019, 132,651 RSUs vested. As of June 30, 2019, there were 455,380 unvested RSUs outstanding and 257,651 vested RSUs outstanding. RSUs generally vest annually over a one-, three-, or four-year period. As of June 30, 2019, there was $10.4 of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years.

Global Employee Stock Purchase Plan

The first GESPP purchase period ended on June 30, 2019, resulting in the issuance of 114,627 shares of our common stock at a purchase price of $28.70 on June 28, 2019, the last trading day of the quarter.

The fair value of stock purchase rights granted under the GESPP was estimated using the following assumptions:

Six Months Ended June 30, 2019
Expected volatility	19.9%
Expected dividend rate	—
Risk-free interest rate	2.3%
Expected term	0.5
Grant date fair value per share	$7.09

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

Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Cloud
Dayforce
Recurring services	$102.4	$78.0	$205.3	$155.4
Professional services and other	32.1	27.8	62.0	54.5
Total Dayforce revenue	134.5	105.8	267.3	209.9
Powerpay
Recurring services	20.9	21.2	42.4	43.7
Professional services and other	0.3	0.3	0.6	0.6
Total Powerpay revenue	21.2	21.5	43.0	44.3
Total Cloud revenue	155.7	127.3	310.3	254.2
Bureau
Recurring services	40.2	50.9	88.6	111.9
Professional services and other	0.4	0.8	1.1	1.7
Total Bureau revenue	40.6	51.7	89.7	113.6
Total revenue	$196.3	$179.0	$400.0	$367.8

Contract Balances

The Company records a contract asset when revenue recognized for professional service performance obligations exceed the billings. Contract assets were $39.1 and $40.0 as of June 30, 2019, and December 31, 2018, respectively. Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Six Months Ended June 30,
	2019	2018
Deferred revenue, beginning of period	$23.2	$16.5
New billings	155.9	122.9
Revenue recognized	(157.1)	(119.8)
Deferred revenue, end of period	$22.0	$19.6

Transaction Price for Remaining Performance Obligations

In accordance with ASC Topic 606, the following represents the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied as of the end of the reporting period. As of June 30, 2019, approximately $788.6 of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

11. Supplementary Data to Statements of Operations

Other expense, net for the three months ended June 30, 2019, consisted of net periodic benefit expense, excluding service cost of $1.3 and foreign currency translation expense of $0.2. Other expense, net for the three months ended June 30, 2018, consisted of net periodic benefit expense, excluding service cost of $0.6.

Other expense, net for the six months ended June 30, 2019, consisted of net periodic benefit expense, excluding service cost of $2.6 and foreign currency translation expense of $0.5. Other income, net for the six months ended June 30, 2018, consisted of foreign currency translation income of $2.8 and net periodic benefit expense, excluding service costs of $1.2. For the six months ended June 30, 2018, the foreign currency translation is primarily related to remeasurement gains and losses resulting from an intercompany payable of a U.S. subsidiary denominated in Canadian dollars. This intercompany payable was repaid in the second quarter of 2018.

12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Trust Funds	Pension Liability Adjustment	Total
Balance as of December 31, 2018	$(207.5)	$(18.3)	$(150.1)	$(375.9)
Other comprehensive income (loss) before income taxes and reclassifications	23.8	39.2	(0.2)	62.8
Income tax expense	—	(3.6)	—	(3.6)
Reclassifications to earnings	—	—	5.2	5.2
Other comprehensive income	23.8	35.6	5.0	64.4
Cumulative-effect adjustment related to the adoption of ASU 2018-02 (Please refer to Note 2)	—	0.4	(27.5)	(27.1)
Balance as of June 30, 2019	$(183.7)	$17.7	$(172.6)	$(338.6)

13. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities as adjusted for the expected benefits of utilizing net operating loss carryforwards. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of June 30, 2019, and December 31, 2018, we continue to record a full valuation allowance against our domestic deferred tax assets that are not offset by the reversal of deferred tax liabilities. We periodically evaluate the likelihood of recovering our deferred taxes, and in the future, if it is determined that we no longer have a requirement to record a valuation allowance against all or a portion of our deferred tax assets, the release of the valuation allowance would have a positive impact on our income tax provision.

We recorded income tax expense of $8.1 during the six months ended June 30, 2019, consisting primarily of $5.1 of base erosion anti-abuse tax (“BEAT”) in the U.S., $2.5 of income tax expense from foreign operations, and $0.9 of state taxes in the U.S., partially offset by tax benefit items of $0.4.

The total amount of unrecognized tax benefits as of June 30, 2019, and December 31, 2018, were $1.6, including $0.2 of accrued interest, and $1.3, including $0.2 of accrued interest, respectively. Of the total amount of unrecognized tax benefits as of June 30, 2019, $1.6 represents the amount that, if recognized, would favorably impact our effective income tax rate. It is reasonable to expect that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or financial condition.

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

Supplemental balance sheet information related to leases were as follows:

Lease Type	Balance Sheet Classification	June 30, 2018
ASSETS
Operating lease assets	Trade and other receivables, net	$3.5
Operating lease assets	Prepaid expenses and other current assets	1.3
Operating lease assets	Right of use lease asset	39.5
Total lease assets		$44.3
LIABILITIES
Current
Operating lease liabilities	Short-term lease liabilities	13.7
Noncurrent
Operating lease liabilities	Long-term lease liabilities	34.8
Total lease liabilities		$48.5

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2019 ASC Topic 842	2018 ASC Topic 840	2019 ASC Topic 842	2018 ASC Topic 840
Operating lease cost	$4.4	$4.8	$8.4	$10.0
Sublease income	(1.1)	(1.7)	(2.3)	(3.3)
Net lease cost	$3.3	$3.1	$6.1	$6.7

Maturities of operating lease liabilities is as follows for each period presented:

	June 30, 2019	December 31, 2018
Years Ending December 31,	ASC Topic 842	ASC Topic 840
2019	$7.9	$13.6
2020	14.2	11.8
2021	10.3	7.7
2022	10.0	7.4
2023	8.2	6.2
Thereafter	12.5	9.4
Total lease payments (a)	$63.1	$56.1
Less: Interest	8.2	—
Present value of lease liabilities	$54.9	$56.1

(a)	Maturities of lease liabilities have not been reduced by minimum sublease rentals of $3.9 due in the future under noncancellable subleases.

Weighted average remaining lease term and weighted average discount rate were as follows:

June 30, 2018
Weighted average remaining lease term (in years)
Operating leases	5.8
Weighted average discount rate
Operating leases	5.03%

We had operating cash outflows related to operating leases of $7.4 for the six months ended June 30, 2019. This represents cash paid for amounts included in the measurement of lease liabilities.

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

16. Related Party Transactions

Management Agreements

Prior to our IPO, Ceridian was party to management agreements with affiliates of our sponsors, Fidelity National Financial, Inc. (“FNF”) and THL Managers VI, LLC (“THLM”). FNF assigned its management agreement to Cannae Holdings, LLC (“Cannae”) in November 2017. Pursuant to these management agreements, Cannae and THLM each, respectively, agreed to provide us with financial advisory, strategic, and general oversight services. These management agreements provided that we pay annual management fees to each of Cannae and THLM in an amount equal to the greater of (a) $0.9, or (b) 0.5 percent of Adjusted EBITDA. Adjusted EBITDA, for purposes of the management agreements, was EBITDA as defined in the 2014 Senior Secured Credit Facility, further adjusted to exclude the payments made pursuant to the management agreements and certain stock options or other equity compensation.

We recorded a management fee expense in selling, general, and administrative expense of $11.5 and $12.0 for the three and six months ended June 30, 2018, respectively, related to these management agreements. In April 2018, the management agreements terminated upon consummation of our IPO. Upon termination, the management agreement provided that we pay a termination fee equal to the net present value of the management fee for a seven-year period, which was $11.3.

Service and Vendor Related Agreements

Ceridian is a party to a service agreement with CompuCom Systems, Inc. (“CompuCom”), an investment portfolio company of THL Partners. Pursuant to the service agreement, CompuCom agrees to provide us with service desk and desk side support services. Pursuant to this arrangement, we made payments to CompuCom totaling $0.4 and $0.5 during the three months ended June 30, 2019, and 2018, respectively, and $0.9 and $0.7 during the six months ended June 30, 2019, and 2018, respectively.

Other Transactions

On July 23, 2018, Ronald F. Clarke was appointed to our Board of Directors. Mr. Clarke has been the chief executive officer of FleetCor Technologies Inc. (“FleetCor Technologies”) since August 2000 and its chairman of the board of directors since March 2003. We provide services to FleetCor Technologies or one of its wholly owned affiliates through certain commercial arrangements entered into in the ordinary course of business, which include provision of Dayforce HCM services, reseller or referral arrangements whereby we resell or refer FleetCor Technologies services to its customers, and other administrative services. For these services, we have recorded revenue of $0.2 and $1.0 for the three months ended June 30, 2019, and 2018, respectively, and $0.4 and $1.3 for the six months ended June 30, 2019, and 2018, respectively.

We provide Dayforce and related services to The Stronach Group, for which we recorded revenue of $0.1 for the three months ended June 30, 2018, and $0.1 and $0.2 for the six months ended June 30, 2019, and 2018, respectively. Alon Ossip, the brother of our chief executive officer, David Ossip, is the chief executive officer (on leave), and is currently a minority shareholder, of The Stronach Group.

We provide payroll-related tax filings services to FNF for which we recorded revenue of $0.1 and $0.1 for the three months ended June 30, 2019, and 2018, respectively, and $0.2 and $0.2 for the six months ended June 30, 2019, and 2018, respectively.

We provide Dayforce and related services to certain investment portfolio companies of THLM and Cannae. Revenue from these portfolio companies was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
American Blue Ribbon Holdings, LLC	$0.4	$0.5	$0.9	$1.0
Essex Bargain Hunt Superstores	0.1	0.1	0.2	0.2
Guaranteed Rate	0.2	0.2	0.5	0.2
System One Holdings LLC	—	0.1	—	0.3
Philips Feed Services	0.1	0.1	0.1	0.1

17. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to Ceridian available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

For the calculation of diluted net income (loss) per share, net income (loss) per share is adjusted by the effect of dilutive securities, including awards under our share-based compensation plans. Diluted net income (loss) per share is computed by dividing the resulting net income (loss) attributable to Ceridian available to common stockholders by the weighted-average number of fully diluted common shares outstanding. During the three and six months ended June 30, 2018, our potential dilutive shares, such as stock options, RSUs, and shares of senior and junior convertible preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net income (loss) per share computations are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		*As Adjusted		*As Adjusted
Numerator:
Net income (loss) attributable to Ceridian	$6.3	$(63.3)	$17.5	$(62.7)
Less: Loss from discontinued operations	—	(9.7)	—	(11.8)
Net income (loss) from continuing operations attributable to Ceridian	6.3	(53.6)	17.5	(50.9)
Less: Senior Preferred Stock dividends declared	—	2.4	—	7.7
Net income (loss) from continuing operations attributable to Ceridian available to common stockholders	$6.3	$(56.0)	$17.5	$(58.6)
Denominator:
Weighted-average shares outstanding - basic	141,149,009	113,311,107	140,651,902	89,445,371
Effect of dilutive equity instruments	7,182,837	—	7,109,272	—
Weighted-average shares outstanding - diluted	148,331,846	113,311,107	147,761,174	89,445,371
Net income (loss) per share from continuing operations attributable to Ceridian - basic	$0.04	$(0.49)	$0.12	$(0.66)
Net loss per share from discontinued operations - basic	$—	$(0.09)	$—	$(0.13)
Net income (loss) per share attributable to Ceridian - basic	$0.04	$(0.58)	$0.12	$(0.79)
Net income (loss) per share from continuing operations attributable to Ceridian - diluted	$0.04	$(0.49)	$0.12	$(0.66)
Net loss per share from discontinued operations - diluted	$—	$(0.09)	$—	$(0.13)
Net income (loss) per share attributable to Ceridian - diluted	$0.04	$(0.58)	$0.12	$(0.79)

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Senior convertible preferred stock	—	5,539,168	—	11,139,543
Junior convertible preferred stock	—	19,201,420	—	38,615,011
Stock options	4,138,578	15,000,923	2,496,793	13,503,505
Restricted stock units	—	519,691	—	550,395

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

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to more than 4,000 live Dayforce customers as of June 30, 2019. For the three and six months ended June 30, 2019, we added over 155 and 288 net new live Dayforce customers, respectively.

Recent Developments

On April 30, 2018, we completed our initial public offering ("IPO"), in which we issued and sold 21,000,000 shares of common stock at a public offering price of $22.00 per share. We granted the underwriters a 30-day option to purchase an additional 3,150,000 shares of common stock at the offering price, which was exercised in full. A total of 24,150,000 shares of common stock were issued in our IPO. Concurrently with our IPO, we issued an additional 4,545,455 shares of our common stock in a private placement at $22.00 per share. We received gross proceeds of $631.3 million from the IPO and concurrent private placement before deducting underwriting discounts, commissions, and other offering related expenses.

We applied a portion of the net proceeds from the IPO to satisfy and to discharge the indenture governing our outstanding $475.0 million principal amount senior notes due 2021, and they were redeemed on May 30, 2018 (“Senior Notes”). Concurrently, we also refinanced our remaining debt under our (i) $702.0 million (original principal amount) senior term debt and (ii) $130.0 million revolving credit facility, including accrued interest and related costs and expenses, with new senior credit facilities consisting of a $680.0 million term loan debt facility and a $300.0 million revolving credit facility. Please refer to Note 7, “Debt,” for further discussion of the debt transactions.

The IPO, private placement, and debt refinancing had the following impacts to our results of operations and cash during the three months ended June 30, 2018:

	Impact to Statement of Operations	Impact to Cash
	(Dollars in millions)
Gross proceeds from the IPO and private placement		$631.3
Costs capitalized within stockholders’ equity		(36.3)
Redemption of Senior Notes		(475.0)
Debt refinancing fees, reflected as a reduction to long-term debt		(3.6)
IPO and debt refinancing related expenses reflected within results of operations:
Cost of revenue	$(2.1)
Selling, general, and administrative	(23.2)
Impact on operating profit	$(25.3)
Interest expense	(25.7)
Impact on net loss	$(51.0)	(51.0)
Non-cash IPO-related share-based compensation expense		8.1
Non-cash interest expense adjustments		(4.9)
Cash to balance sheet from the IPO and private placement		$68.6
Proceeds from issuance of the new $680.0 million Senior Term Debt		680.0
Repayment of the $702.0 million Senior Term Debt		(657.0)
Cash to balance sheet from the IPO, private placement and debt refinancing		$91.6

Contemporaneously with the IPO and concurrent private placement, we distributed our interest in LifeWorks to our existing stockholders of record prior to the IPO on a pro rata basis in accordance with their pro rata interests in us (“LifeWorks Disposition”). As a result of the LifeWorks Disposition, we no longer have any material obligation under the LifeWorks joint venture agreement. Please refer to Note 3, “Discontinued Operations,” for further discussion of the LifeWorks Disposition.

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

	June 30,	March 31,	December	September	June 30,	March 31,	December	September
	2019	2019	31, 2018	30, 2018	2018	2018	31, 2017	30, 2017
Live Dayforce customers	4,006	3,851	3,718	3,465	3,308	3,154	3,001	2,855
Dayforce customers live for two or more years	2,690	2,480	2,339	2,148	2,014	1,872	1,770	1,628
Proportion of Dayforce customers live for two or more years	67%	64%	63%	62%	61%	59%	59%	57%

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

Live Dayforce Customers

We use the number of customers live on Dayforce as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We had 4,006 customers live on Dayforce as of June 30, 2019, compared to 3,308 customers live on Dayforce as of June 30, 2018. Please refer to the “Our Business Model” section above for the number of live Dayforce customers at the end of the quarters presented.

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

Results of Operations

Three Months Ended June 30, 2019 Compared With Three Months Ended June 30, 2018

	Three Months Ended
	June 30,		Increase/ (Decrease)		% of Revenue
	2019	2018	Amount	%	2019	2018
		As Adjusted (b)
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$123.3	$99.2	$24.1	24.3%	62.8%	55.4%
Bureau	40.2	50.9	(10.7)	(21.0)%	20.5%	28.4%
Total recurring services	163.5	150.1	13.4	8.9%	83.3%	83.9%
Professional services and other	32.8	28.9	3.9	13.5%	16.7%	16.1%
Total revenue	196.3	179.0	17.3	9.7%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	37.8	34.1	3.7	10.9%	19.3%	19.1%
Bureau	10.9	15.4	(4.5)	(29.2)%	5.6%	8.6%
Total recurring services	48.7	49.5	(0.8)	(1.6)%	24.8%	27.7%
Professional services and other	34.2	33.4	0.8	2.4%	17.4%	18.7%
Product development and management	16.4	15.1	1.3	8.6%	8.4%	8.4%
Depreciation and amortization	9.0	8.5	0.5	5.9%	4.6%	4.7%
Total cost of revenue	108.3	106.5	1.8	1.7%	55.2%	59.5%
Gross profit	88.0	72.5	15.5	21.4%	44.8%	40.5%
Selling, general, and administrative expense	69.3	80.9	(11.6)	(14.3)%	35.3%	45.2%
Operating profit (loss)	18.7	(8.4)	27.1	322.6%	9.5%	(4.7)%
Interest expense, net	8.5	43.4	(34.9)	(80.4)%	4.3%	24.2%
Other expense, net	1.5	0.6	0.9	150.0%	0.8%	0.3%
Income (loss) from continuing operations before income taxes	8.7	(52.4)	61.1	116.6%	4.4%	(29.3)%
Income tax expense	2.4	1.2	1.2	100.0%	1.2%	0.7%
Income (loss) from continuing operations	6.3	(53.6)	59.9	111.8%	3.2%	(29.9)%
Loss from discontinued operations	—	(9.7)	9.7	100.0%	—	(5.4)%
Net income (loss)	$6.3	$(63.3)	69.6	110.0%	3.2%	(35.4)%
Adjusted EBITDA (a)	$44.0	$35.9	$8.1	22.6%	22.4%	20.1%
Adjusted EBITDA margin (a)	22.4%	20.1%	2.3%	11.4%

(a)	Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, a non-GAAP financial measure.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Revenue. The following table sets forth certain information regarding our revenues for the three months ended June 30, 2019, compared with the three months ended June 30, 2018.

	Three Months Ended June 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2019	2018	2019 vs. 2018		2019 vs. 2018
		As Adjusted (b)
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring services	$102.4	$78.0	31.3%	(0.8)%	32.1%
Professional services and other	32.1	27.8	15.5%	(1.1)%	16.6%
Total Dayforce revenue	134.5	105.8	27.1%	(0.9)%	28.0%
Powerpay
Recurring services	20.9	21.2	(1.4)%	(3.8)%	2.4%
Professional services and other	0.3	0.3	—	—	—
Total Powerpay revenue	21.2	21.5	(1.4)%	(3.7)%	2.3%
Total Cloud revenue	155.7	127.3	22.3%	(1.4)%	23.7%
Bureau
Recurring services	40.2	50.9	(21.0)%	(0.7)%	(20.3)%
Professional services and other	0.4	0.8	(50.0)%	—	(50.0)%
Total Bureau revenue	40.6	51.7	(21.5)%	(0.8)%	(20.7)%
Total revenue	$196.3	$179.0	9.7%	(1.2)%	10.9%

(a)	Please refer to the “Non-GAAP Measures” section for additional information on our constant currency revenue, a non-GAAP financial measure.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Total revenue increased $17.3 million, or 9.7%, to $196.3 million for the three months ended June 30, 2019, compared to $179.0 million for the three months ended June 30, 2018. This increase was primarily attributable to an increase in Cloud revenue of $28.4 million, or 22.3%, from $127.3 million for the three months ended June 30, 2018, to $155.7 million for the three months ended June 30, 2019. The Cloud revenue increase was driven by an increase of $24.1 million, or 24.3%, in Cloud recurring services revenue, and $4.3 million, or 15.3%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $24.1 million was due to $15.7 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses; $4.3 million from the migration of Bureau customers; and $4.1 million from increased float revenue related to Cloud recurring services revenue.

The increase in Cloud revenue of $28.4 million was partially offset by a decline in Bureau revenue of $11.1 million, or 21.5%. Of the $11.1 million decline in Bureau revenue for the three months ended June 30, 2019, approximately 61% was driven by customer attrition and approximately 39% was attributable to customer migrations to Dayforce. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $6.8 million, or 13.2%.

On a constant currency basis, total revenue grew 10.9%, reflecting a 23.7% increase in Cloud revenue, partially offset by a 20.7% decline in Bureau revenue. Cloud revenue growth reflected a 25.8% increase in Cloud recurring services revenue and a 16.4% increase in Cloud professional services and other revenue. Please refer to the “Non-GAAP Measures” section for additional information on our constant currency revenue.

Cloud revenue by solution. Cloud revenue was $155.7 million for the three months ended June 30, 2019, an increase of $28.4 million, or 22.3%, compared to Cloud revenue for the three months ended June 30, 2018. Dayforce revenue increased 27.1%, and Powerpay revenue declined 1.4% for the three months ended June 30, 2019, as compared to revenues for the three months ended June 30, 2018. On a constant currency basis, Dayforce revenue increased 28.0%, and Powerpay revenue increased 2.3% for the three months ended June 30, 2019. Our new business sales to Dayforce and Powerpay customers comprised approximately 85% of our increase in Cloud revenue for the three months ended June 30, 2019, and approximately 15% consisted primarily of customer migrations to Dayforce from our Bureau solutions. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers driven by increased product density on the Dayforce platform.

Float revenue. Investment income from invested customer trust funds included in revenue was $20.3 million and $16.2 million for the three months ended June 30, 2019, and 2018, respectively. The average float balance for our customer trust funds for the three months ended June 30, 2019, was $3,392.3 million, compared to $3,346.8 million for the three months ended June 30, 2018. On a constant currency basis, the average float balance for our customer trust funds increased 2.7% for the three months ended June 30, 2019, compared to three months ended June 30, 2018. The average yield was 2.41% during the three months ended June 30, 2019, an increase of 47 basis points compared to the average yield in the three months ended June 30, 2018. For the three months ended June 30, 2019, approximately 36% of our average float balance consisted of Canadian customer trust funds, compared to approximately 38% for the three months ended June 30, 2018. Based on current market conditions, portfolio composition and investment practices, a 100 basis point change in market investment rates would result in approximately $17 million of change in float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with increases or declines in float revenue.

Cost of revenue. Total cost of revenue for the three months ended June 30, 2019, was $108.3 million, an increase of $1.8 million, or 1.7%, compared to the three months ended June 30, 2018.

Recurring services cost of revenue was reduced by $0.8 million, or 1.6% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to reductions in Bureau costs, partially offset by additional costs incurred to support the growing Dayforce customer base.

The increase in cost of revenue for professional services and other of $0.8 million, or 2.4%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was primarily due to additional costs incurred to implement new customers.

In accordance with ASC 350, we are required to capitalize certain software development costs. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for internally developed software costs. Costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, enhancements to our existing solutions that do not result in additional functionality, and costs related to the management of our solutions are presented as product development and management expense. The increase in product development and management expense of $1.3 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, reflected increases in Dayforce product development efforts, including the build out of our international offerings; and increases in product management labor costs. For the three months ended June 30, 2019 and 2018, our investment in software development was $15.6 million and $14.0 million, respectively, consisting of $8.1 million and $7.6 million, of research and development expense, which is included within product development and management expense, and $7.5 million and $6.4 million in capitalized software development, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $0.5 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

The table below presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended June 30,
	2019	2018
		As Adjusted (a)
Total gross margin	44.8%	40.5%
Gross margin by solution:
Cloud recurring services	69.3%	65.6%
Bureau recurring services	72.9%	69.7%
Professional services and other	(4.3)%	(15.6)%

(a)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Total gross margin is defined as total gross profit as a percentage of total revenue, inclusive of product development and management costs, as well as depreciation and amortization associated with cost of revenue. Gross margin for each solution in the table above is defined as total revenue less cost of revenue for the applicable solution as a percentage of total revenue for that related solution, exclusive of any product development and management or depreciation and amortization cost allocations.

The overall 9.7% increase in revenue outpaced the 1.7% increase in cost of revenue, and gross profit increased by $15.5 million, or 21.4%, as we continued to leverage our investment in people and processes to realize economies of scale, while also expanding our service offerings internationally.

Cloud recurring services gross margin was 69.3% for the three months ended June 30, 2019, compared to 65.6% for the three months ended June 30, 2018. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 61% as of June 30, 2018, to 67% as of June 30, 2019, and was also attributable to consistent configuration that has enabled us to continue to realize economies of scale in hosting and customer support. Professional services and other gross margin was (4.3)% for the three months ended June 30, 2019, improving from (15.6)% for the three months ended June 30, 2018, reflecting continued productivity improvements in implementing new customers.

Selling, general, and administrative expense. Selling, general, and administrative expense was reduced by $11.6 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Excluding the impact of share-based compensation, sponsor management fees, restructuring consulting fees, transaction costs associated with our IPO and debt refinancing, and severance expense; selling, general, and administrative expenses would have increased $7.0 million. This increase of $7.0 million was primarily related to a $6.2 million increase in sales and marketing expenses. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Operating profit (loss). We realized operating profit of $18.7 million for the three months ended June 30, 2019, compared to an operating loss of $8.4 million for the three months ended June 30, 2018. Excluding the impact of share-based compensation, sponsor management fees, restructuring consulting fees, transactions costs associated with our IPO and debt refinancing, and severance expense; operating profit would have been $30.7 million and $22.3 million for the three months ended June 30, 2019, and 2018, respectively. This $8.4 million adjusted increase was primarily due to a $17.3 million increase in revenue and gross margin improvements.

Interest expense, net. Interest expense for the three months ended June 30, 2019, was $8.5 million, compared to $43.4 million for the three months ended June 30, 2018. This reduction is primarily due to the refinancing of our debt during the three months ended June 30, 2018, which resulted in a $25.7 million loss on extinguishment of debt and a $8.6 million reduction in interest expense due to the extinguishment of our Senior Notes, representing two months of interest on the Senior Notes in the prior year. A 100 basis point change in LIBOR rates would result in an approximately $7 million change in our interest expense over the ensuing twelve-month period.

Other expense, net. For the three months ended June 30, 2019 and 2018, we incurred other expense, net of $1.5 million and $0.6 million, respectively, which was primarily comprised of net periodic pension expense.

Income tax expense. For the three months ended June 30, 2019, and 2018, we incurred income tax expense of $2.4 million and $1.2 million, respectively. The $1.2 million increase in tax expense was primarily due to an increase in consolidated net income before tax during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, partially offset by a reduction in tax expense attributable to the Global Intangible Low Taxed Income tax (“GILTI”) enacted as part of the 2017 Tax Reform. The IRS continues to issue 2017 Tax Reform administrative guidance, which could impact tax expense related to these Tax Reform provisions in future periods.

Loss from discontinued operations. As a result of the LifeWorks Disposition, the financial results of the LifeWorks business have been included within discontinued operations for all periods presented. For the three months ended June 30, 2018, the loss from discontinued operations was $9.7 million, primarily related to income tax expense incurred as a result of the LifeWorks Disposition.

Net income (loss). We realized net income of $6.3 million for the three months ended June 30, 2019, compared to a net loss of $63.3 million for the three months ended June 30, 2018. The net loss for the three months ended June 30, 2018, included expenses related to our IPO and debt refinancing transactions, partially offset by an increase in gross profit.

Adjusted EBITDA. Adjusted EBITDA increased by $8.1 million to $44.0 million, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, and Adjusted EBITDA margin was 22.4% for the three months ended June 30, 2019, compared with the Adjusted EBITDA margin of 20.1% for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared With Six Months Ended June 30, 2018

	Six Months Ended June 30,		Increase/ (Decrease)		% of Revenue
	2019	2018	Amount	%	2019	2018
		As Adjusted (b)
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$247.7	$199.1	48.6	24.4%	61.9%	54.1%
Bureau	88.6	111.9	(23.3)	(20.8)%	22.2%	30.4%
Total recurring services	336.3	311.0	25.3	8.1%	84.1%	84.6%
Professional services and other	63.7	56.8	6.9	12.1%	15.9%	15.4%
Total revenue	400.0	367.8	32.2	8.8%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	75.0	67.2	7.8	11.6%	18.8%	18.3%
Bureau	24.6	33.0	(8.4)	(25.5)%	6.2%	9.0%
Total recurring services	99.6	100.2	(0.6)	(0.6)%	24.9%	27.2%
Professional services and other	69.5	66.2	3.3	5.0%	17.4%	18.0%
Product development and management	31.6	28.8	2.8	9.7%	7.9%	7.8%
Depreciation and amortization	17.7	17.2	0.5	2.9%	4.4%	4.7%
Total cost of revenue	218.4	212.4	6.0	2.8%	54.6%	57.7%
Gross profit	181.6	155.4	26.2	16.9%	45.4%	42.3%
Selling, general, and administrative expense	135.5	135.8	(0.3)	(0.2)%	33.9%	36.9%
Operating profit	46.1	19.6	26.5	135.2%	11.5%	5.3%
Interest expense, net	17.4	65.6	(48.2)	(73.5)%	4.4%	17.8%
Other expense (income), net	3.1	(1.6)	4.7	293.8%	0.8%	(0.4)%
Income (loss) from continuing operations before income taxes	25.6	(44.4)	70.0	157.7%	6.4%	(12.1)%
Income tax expense	8.1	7.0	1.1	15.7%	2.0%	1.9%
Income (loss) from continuing operations	17.5	(51.4)	68.9	134.0%	4.4%	(14.0)%
Loss from discontinued operations	—	(11.8)	11.8	100.0%	—	(3.2)%
Net income (loss)	17.5	(63.2)	80.7	127.7%	4.4%	(17.2)%
Net loss attributable to noncontrolling interest	—	(0.5)	0.5	100.0%	—	(0.1)%
Net income (loss) attributable to Ceridian	$17.5	$(62.7)	80.2	127.9%	4.4%	(17.0)%
Adjusted EBITDA (a)	$93.8	$82.4	11.4	13.8%	23.5%	22.4%
Adjusted EBITDA margin (a)	23.5%	22.4%	1.1%	4.9%

(a)	Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA, a non-GAAP financial measure.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Revenue. The following table sets forth certain information regarding our revenues for the six months ended June 30, 2019, compared with the six months ended June 30, 2018.

	Six Months Ended June 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2019	2018	2019 vs. 2018		2019 vs. 2018
		As Adjusted (b)
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring services	$205.3	$155.4	32.1%	(1.0)%	33.1%
Professional services and other	62.0	54.5	13.8%	(0.9)%	14.7%
Total Dayforce revenue	267.3	209.9	27.3%	(1.0)%	28.3%
Powerpay
Recurring services	42.4	43.7	(3.0)%	(4.4)%	1.4%
Professional services and other	0.6	0.6	—	—	—
Total Powerpay revenue	43.0	44.3	(2.9)%	(4.3)%	1.4%
Total Cloud revenue	310.3	254.2	22.1%	(1.6)%	23.7%
Bureau
Recurring services	88.6	111.9	(20.8)%	(0.9)%	(19.9)%
Professional services and other	1.1	1.7	(35.3)%	—	(35.3)%
Total Bureau revenue	89.7	113.6	(21.0)%	(0.9)%	(20.1)%
Total revenue	$400.0	$367.8	8.8%	(1.4)%	10.2%

(a)	Please refer to “Non-GAAP Measures” section for additional information on our constant currency revenue, a non-GAAP financial measure.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Total revenue increased $32.2 million, or 8.8%, to $400.0 million for the six months ended June 30, 2019, compared to $367.8 million for the six months ended June 30, 2018. This increase was primarily attributable to an increase in Cloud revenue of $56.1 million, or 22.1%, from $254.2 million for the six months ended June 30, 2018, to $310.3 million for the six months ended June 30, 2019. The Cloud revenue increase was driven by an increase of $48.6 million, or 24.4%, in Cloud recurring services revenue, and $7.5 million, or 13.6%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $48.6 million was due to $29.5 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses; $9.0 million from the migration of Bureau customers; and $10.1 million from increased float revenue related to Cloud recurring services revenue.

The increase in Cloud revenue of $56.1 million was partially offset by a decline in Bureau revenue of $23.9 million, or 21.0%. Of the $23.9 million decline in Bureau revenue for the six months ended June 30, 2019, approximately 62% was driven by customer attrition and approximately 38% was attributable to customer migrations to Dayforce. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $14.9 million, or 13.1%.

On a constant currency basis, total revenue grew 10.2%, reflecting a 23.7% increase in Cloud revenue, partially offset by a 20.1% decline in Bureau revenue. Cloud revenue growth reflected a 26.2% increase in Cloud recurring services revenue and a 14.6% increase in Cloud professional services and other revenue. Please refer to the “Non-GAAP Measures” section for additional information on our constant currency revenue.

Cloud revenue by solution. Cloud revenue was $310.3 million for the six months ended June 30, 2019, an increase of $56.1 million, or 22.1%, compared to cloud revenue for the six months ended June 30, 2018. Dayforce revenue increased 27.3%, and Powerpay revenue declined 2.9% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. On a constant currency basis, Dayforce revenue increased 28.3%, and Powerpay revenue increased 1.4% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Powerpay revenue is recognized on a per-employee, per-process basis, and the timing of customer processing at year- end can vary from year to year. A larger proportion of year-end processing occurred in the fourth quarter of 2018 and a smaller proportion of year-end processing occurred in the first quarter of 2019 as compared to the comparable periods in the prior year. This pull-forward of revenue into the fourth quarter of 2018 was driven by the fact that December 31 was a Monday, and a number of customers processed their first 2019 payroll on Monday, December 31, 2018. We estimate that approximately $1 million in Powerpay revenue that would otherwise have been recognized in the first quarter of 2019 was recognized in the fourth quarter of 2018. Excluding this pull-forward, Powerpay revenue on a constant currency basis would have grown by approximately 4%. Our new business sales to Dayforce and Powerpay customers comprised 84% of our increase in Cloud revenue for the six months ended June 30, 2019, and the remaining 16% consisted primarily of customer migrations to Dayforce from our Bureau solutions. As we migrate our Bureau customers to Dayforce, we typically experience of revenue increase from such customers driven by increased product density on the Dayforce platform.

Float revenue. Investment income from invested customer trust funds included in revenue was $44.6 million and $33.8 million for the six months ended June 30, 2019, and 2018, respectively. The average float balance for our customer trust funds for the six months ended June 30, 2019, was $3,733.3 million, compared to $3,707.4 million for the six months ended June 30, 2018. On a constant currency basis, the average float balance for our customer trust funds increased 2.2% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The average yield was 2.42% during the six months ended June 30, 2019, an increase of 58 basis points compared to the average yield in the six months ended June 30, 2018. For the six months ended June 30, 2019, approximately 35% of our average float balance consisted of Canadian customer trust funds, compared to approximately 37% for the six months ended June 30, 2018. Based on current market conditions, portfolio composition and investment practices, a 100 basis point change in market investment rates would result in approximately $17 million of change in float revenue over the ensuing twelve month period.

Cost of revenue. Total cost of revenue for the six months ended June 30, 2019, was $218.4 million, an increase of $6.0 million, or 2.8%, compared to the six months ended June 30, 2018.

Recurring services cost of revenue was reduced by $0.6 million, or 0.6% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, due to reductions in Bureau costs, partially offset by additional costs incurred to support the growing Dayforce customer base.

The increase in cost of revenue for professional services and other of $3.3 million, or 5.0% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to additional costs incurred to implement new customers, and to provide post go-live professional services.

In accordance with ASC 350, we are required to capitalize certain software development costs. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for internally developed software costs. Costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, enhancements to our existing solutions that do not result in additional functionality, and costs related to the management of our solutions are presented as product development and management expense. The increase in product development and management expense of $2.8 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, reflected increases in Dayforce product development efforts, including the build out of our international offerings; and increases in product management labor costs. For the six months ended June 30, 2019, and 2018, our investment in software development was $30.7 million and $26.5 million, respectively, consisting of $15.9 million and $14.0 million, of research and development expense, which is included within product development and management expense, and $14.8 million and $12.5 million in capitalized software development, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $0.5 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

The table below presents total gross margin and solution gross margins for the periods presented:

	Six Months Ended June 30,
	2019	2018
		As Adjusted (a)
Total gross margin	45.4%	42.3%
Gross margin by solution:
Cloud recurring services	69.7%	66.2%
Bureau recurring services	72.2%	70.5%
Professional services and other	(9.1)%	(16.5)%

(a)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

The overall 8.8% increase in revenue outpaced the 2.8% increase in cost of revenue, and gross profit increased by $26.2 million, or 16.9%, as we continued to leverage our investment in people and processes to realize economies of scale.

Cloud recurring services gross margin was 69.7% for the six months ended June 30, 2019, compared to 66.2% for the six months ended June 30, 2018. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 61% as of June 30, 2018, to 67% as of June 30, 2019, and was also attributable to consistent configuration that has enabled us to realize economies of scale in customer support and hosting costs. Professional services and other gross margin was (9.1)% for the six months ended June 30, 2019, improving from (16.5)% for the six months ended June 30, 2018, reflecting an increase in profitable post go-live professional services and productivity improvements in implementing new customers.

Selling, general, and administrative expense. Selling, general, and administrative expense was reduced by $0.3 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Excluding the impact of share-based compensation, sponsor management fees, restructuring consulting fees, transaction costs associated with our IPO and debt refinancing, and severance expense; selling, general, and administrative expenses would have increased $14.4 million. This increase of $14.4 million, was primarily due to a $11.5 million increase in sales and marketing expense and increased costs associated with being a public company. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Operating profit. Operating profit increased $26.5 million to $46.1 million, for the six months ended June 30, 2019, from $19.6 million for the six months ended June 30, 2018. Excluding the impact of share-based compensation, sponsor management fees, restructuring consulting fees, transaction costs associated with our IPO and debt refinancing, and severance expense; operating profit would have been $67.4 million and $55.5 million for the six months ended June 30, 2019, and 2019, respectively. This $11.9 million increase was primarily due to a $32.2 million increase in revenue and gross margin improvements.

Interest expense. Interest expense for the six months ended June 30, 2019, was $17.4 million, compared to $65.6 million for the six months ended June 30, 2018. This reduction in interest expense was primarily due to the refinancing of our debt during the six months ended June 30, 2018, which resulted in a $25.7 million loss on extinguishment of debt and a $21.6 million reduction in interest expense due to the extinguishment of our Senior Notes, representing five months of interest on the Senior Notes in the prior year. A 100 basis point change in LIBOR rates would result in an approximately $7 million change in our interest expense over the ensuing twelve-month period. Please refer to Note 7, “Debt,” for additional information.
Other expense (income), net. For the six months ended June 30, 2019, we incurred $3.1 million of other expense, net, compared to $1.6 million of other income, net, for the six months ended June 30, 2018. The other expense, net, for the six months ended June 30, 2019, was primarily comprised of net periodic pension expense of $2.6 million. The other income, net for the six months ended June 30, 2018, was comprised of foreign currency translation gains on an intercompany payable of a U.S. subsidiary denominated in Canadian dollars of $2.8 million, partially offset by net periodic benefit plan expense of $1.2 million. This intercompany payable was repaid in the second quarter of 2018.

Income tax expense. For the six months ended June 30, 2019, and 2018, we incurred income tax expense of $8.1 million and $7.0 million, respectively. The $1.1 million increase in tax expense was primarily due to an increase in consolidated net income before tax during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, partially offset by a reduction in tax expense attributable to GILTI. The IRS continues to issue 2017 Tax Reform administrative guidance, which could impact tax expense related to these Tax Reform provisions in future periods.

Loss from discontinued operations. As a result of the LifeWorks Disposition, the financial results of the LifeWorks business have been included within discontinued operations for all periods presented. For the six months ended June 30, 2018, loss from discontinued operations was $11.8 million, primarily related to income tax expense incurred as a result of the LifeWorks Disposition.

Net income (loss) attributable to Ceridian. Net income attributable to Ceridian was $17.5 million for the six months ended June 30, 2019, compared to net loss of $62.7 million for the six months ended June 30, 2018. The net loss for the six months ended June 30, 2018, included expenses related to our IPO and debt refinancing transactions, partially offset by an increase in gross profit.

Adjusted EBITDA. Adjusted EBITDA increased by $11.4 million to $93.8 million, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, and Adjusted EBITDA margin was 23.5% for the six months ended June 30, 2019, compared with 22.4% for the six months ended June 30, 2018.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, borrowings under our credit facilities, and proceeds from equity offerings. As of June 30, 2019, we had cash and equivalents of $237.9 million and availability under our revolving credit facility of $300.0 million. No cash amounts were drawn on the revolving credit facility and $2.7 million in letters of credit were issued under the facility as of June 30, 2019. Our total debt was $674.9 million as of June 30, 2019.

On March 26, 2019, Moody’s Investor Service upgraded the rating of our senior secured credit facilities from B3 to B2, which reduced the floating rate term debt interest rate from LIBOR plus 3.25% to LIBOR plus 3.00%, so long as the rating is maintained. This 25 basis point rate reduction will result in a savings of approximately $1.7 million over the ensuing twelve-month period. Please refer to Note 7, “Debt,” to our condensed consolidated financial statements, for further information on our debt.

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

	Six Months Ended June 30,
	2019	2018
		As Adjusted (a)
	(Dollars in millions)
Net cash provided by (used in) operating activities - continuing operations	$10.2	$(34.1)
Net cash used in investing activities, excluding customer trust funds	(36.6)	(18.8)
Net cash provided by financing activities, excluding customer trust funds	40.7	133.8
Effect of exchange rate changes on cash and equivalents	5.8	(3.3)
Net increase in cash and equivalents	20.1	77.6
Cash and equivalents at beginning of period	217.8	94.2
Cash and equivalents at end of period	237.9	171.8

Net customer trust funds restricted cash used in investing activities	(65.3)	(0.6)
Net customer trust funds restricted cash provided by financing activities	1,308.9	(338.9)
Effect of exchange rate changes on restricted cash and equivalents	1.6	(1.6)
Net increase (decrease) in restricted cash and equivalents	1,245.2	(341.1)
Restricted cash and equivalents included in customer trust funds at beginning of period	888.5	2,317.6
Restricted cash and equivalents included in customer trust funds at end of period	2,133.7	1,976.5

Net cash used in operating activities - discontinued operations	—	(1.1)
Net increase (decrease) in cash, restricted cash, and equivalents	1,265.3	(264.6)
Elimination of cash from discontinued operations	—	1.1
Cash, restricted cash, and equivalents at beginning of period	1,106.3	2,411.8
Cash, restricted cash, and equivalents at end of period	$2,371.6	$2,148.3

(a)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Operating Activities

Net cash provided by operating activities from continuing operations of $10.2 million during the six months ended June 30, 2019, was primarily attributable to net income of $17.5 million and certain non-cash items, primarily $29.0 million of depreciation and amortization and $15.6 million of non-cash share-based compensation expense, partially offset by a net working capital reduction of $51.1 million. The net $51.1 million change in working capital included reductions in liabilities of $19.5 million for employee compensation and benefits, primarily due to payments of accrued incentive compensation and pension contributions; $8.1 million for accrued taxes, primarily due to cash tax payments partially offset by additional provision accruals; $5.7 million for accounts payables and other accrued expenses, and increases in assets of $11.1 million for prepaid expenses and other current assets, primarily due to annual maintenance contracts.  Included within net cash flows provided by operating activities for the six months ended June 30, 2019, was $21.1 million in cash tax payments, $19.2 million in cash interest payments on our long-term debt, and $6.7 million in pension contributions.

Net cash used in operating activities from continuing operations of $34.1 million during the six months ended June 30, 2018, was primarily attributable to a net loss from continuing operations of $51.4 million and a net change in working capital of $45.3 million, partially offset by certain non-cash items, primarily $28.1 million of depreciation and amortization, a $25.7 million loss on extinguishment of debt, primarily attributable to a call premium and debt issuance costs, and $13.2 million of share-based compensation expense. The net $45.3 million change in working capital included reductions of $19.0 million in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation; $15.6 million in liabilities for accrued interest primarily as a result of $55.1 million in cash interest payments on our long-term debt; and $8.9 million of increases in prepaid expenses and other current assets, primarily due to annual maintenance contracts. Included within net cash flows used in operating activities for the six months ended June 30, 2018, was $11.5 million in cash taxes paid and $4.8 million in pension payments.

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities from continuing operations, excluding customer trust fund activity, was $36.6 million, related to capital expenditures of $26.4 million and acquisition costs, net of cash acquired of $10.2 million. Our capital expenditures included $18.7 million for software and technology and $7.7 million for property and equipment.

During the six months ended June 30, 2018, net cash used in investing activities from continuing operations, excluding customer trust fund activity, was $18.8 million, related to capital expenditures. Our capital expenditures included $13.9 million for software and technology and $4.9 million for property and equipment.

Financing Activities

Net cash provided by financing activities from continuing operations, excluding the change in customer trust fund obligations, was $40.7 million during the six months ended June 30, 2019. This cash inflow is primarily attributable to proceeds from the issuance of common stock under share-based compensation plans of $44.1 million, partially offset by principal payments on our long-term debt obligations of $3.4 million.

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

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Please refer to Note 10, “Revenue,” to our condensed consolidated financial statements for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

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

Non-GAAP Measures

Constant Currency Revenue

The following tables set forth certain information regarding our revenue on a constant currency basis for the three and six months ended June 30, 2019, compared with the three and six months ended June 30, 2018. We present revenue on a constant currency basis to assess how our underlying business performed excluding the effect of foreign currency rate fluctuations. We calculate revenue on a constant currency basis by applying a fixed planning rate of $1.30 Canadian dollar to $1.00 U.S. dollar foreign exchange rate to revenue originally booked in Canadian dollars for all applicable periods.

	Three Months Ended June 30,		Increase/ (Decrease)
	2019	2018	Amount	%
	(Dollars in millions)
Constant Currency Revenue:
Cloud
Dayforce
Recurring services	$103.0	$78.0	$25.0	32.1%
Professional services and other	32.3	27.7	4.6	16.6%
Total Dayforce revenue	135.3	105.7	29.6	28.0%
Powerpay
Recurring services	21.5	21.0	0.5	2.4%
Professional services and other	0.3	0.3	—	—
Total Powerpay revenue	21.8	21.3	0.5	2.3%
Total Cloud revenue	157.1	127.0	30.1	23.7%
Bureau
Recurring services	40.5	50.8	(10.3)	(20.3%)
Professional services and other	0.4	0.8	(0.4)	(50.0%)
Total Bureau revenue	40.9	51.6	(10.7)	(20.7%)
Total constant currency revenue	$198.0	$178.6	$19.4	10.9%

	Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018	Amount	%
	(Dollars in millions)
Constant Currency Revenue:
Cloud
Dayforce
Recurring services	$206.4	$155.1	$51.3	33.1%
Professional services and other	62.3	54.3	8.0	14.7%
Total Dayforce revenue	268.7	209.4	59.3	28.3%
Powerpay
Recurring services	43.4	42.8	0.6	1.4%
Professional services and other	0.6	0.6	—	—
Total Powerpay revenue	44.0	43.4	0.6	1.4%
Total Cloud revenue	312.7	252.8	59.9	23.7%
Bureau
Recurring services	89.2	111.3	(22.1)	(19.9%)
Professional services and other	1.1	1.7	(0.6)	(35.3%)
Total Bureau revenue	90.3	113.0	(22.7)	(20.1%)
Total constant currency revenue	$403.0	$365.8	$37.2	10.2%

Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA is a component of our management incentive plan and Adjusted EBITDA and Adjusted EBITDA margin are used by management to assess performance and to compare our operating performance to our competitors. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, and amortization, as adjusted to exclude net income (loss) from discontinued operations, sponsor management fees, non-cash charges for asset impairments, gain (loss) on assets and liabilities held in a foreign currency other than the functional currency of a company subsidiary, share-based compensation expense, severance charges, restructuring consulting fees, transaction costs, and environmental reserve charges. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of total revenue. Management believes that Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the control of operating management.

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

Adjusted EBITDA and Adjusted EBITDA margin are not defined under GAAP, are not measures of net income (loss), operating profit (loss), or any other performance measures derived in accordance with GAAP, and are subject to important limitations. Our use of the terms Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP.

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

The following table reconciles operating profit (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		As Adjusted (g)		As Adjusted (g)
	(Dollars in millions)
Operating profit (loss)	$18.7	$(8.4)	$46.1	$19.6
Other (expense) income, net	(1.5)	(0.6)	(3.1)	1.6
Depreciation and amortization	14.6	14.2	29.0	28.1
EBITDA from continuing operations (a)	31.8	5.2	72.0	49.3
Sponsorship management fees (b)	—	11.5	—	12.0
Intercompany foreign exchange loss (gain)	0.2	—	0.5	(2.8)
Share-based compensation (c)	9.6	12.0	15.6	14.7
Severance charges (d)	1.5	1.1	3.6	3.0
Restructuring consulting fees (e)	0.9	2.4	2.1	2.5
Transaction costs (f)	—	3.7	—	3.7
Adjusted EBITDA	$44.0	$35.9	$93.8	$82.4
Adjusted EBITDA margin	22.4%	20.1%	23.5%	22.4%

(a)	We define EBITDA from continuing operations as net income (loss) before interest, taxes, depreciation and amortization, and net income (loss) from discontinued operations.
(b)

Represents expenses related to our management, monitoring, consulting, transaction, and advisory fees and related expenses paid to the affiliates of our sponsors pursuant to the management agreement with THLM and Cannae. In April 2018, the management agreements terminated upon consummation of our IPO.

(c)

Share-based compensation expense during the three and six months ended June 30, 2018 includes $8.1 million of expense recognized upon meeting the performance criteria of all stock appreciation rights and performance-based stock options, which were triggered by our IPO, resulting in the vesting of all stock appreciation rights and performance-based options, as well as the vesting of certain stock options which accelerated upon IPO.

(d)	Represents costs for severance compensation paid to employees whose positions have been eliminated, resulting primarily from the shift of business from our Bureau solutions to our Cloud solutions.
(e)

Represents consulting fees and expenses incurred during the periods presented in connection with any acquisition, investment, disposition, recapitalization, equity offering, issuance or repayment of debt, issuance of equity interests, or refinancing.

(f)	Represents expenses related to the IPO and refinancing of our debt that were not eligible for capitalization.
(g)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

The following tables present a reconciliation of our reported results to our non-GAAP Adjusted EBITDA basis for all periods presented:

	Three Months Ended June 30, 2019
	As Reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$48.7	$0.8	$0.6	$—	$47.3
Professional services and other	34.2	0.5	0.2	—	33.5
Product development and management	16.4	0.7	—	—	15.7
Depreciation and amortization	9.0	—	—	—	9.0
Total cost of revenue	108.3	2.0	0.8	—	105.5
Sales and marketing	34.9	1.3	0.4	—	33.2
General and administrative	34.4	6.3	0.3	0.9	26.9
Operating profit	18.7	9.6	1.5	0.9	30.7
Other expense, net	1.5	—	—	0.2	1.3
Depreciation and amortization	14.6	—	—	—	14.6
EBITDA from continuing operations	$31.8	$9.6	$1.5	$1.1	$44.0

(a)	Other operating expenses includes intercompany foreign exchange loss (gain) and restructuring consulting fees.

	Three Months Ended June 30, 2018
	As Reported As Adjusted (b)	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$49.5	$1.3	$0.3	$—	$47.9
Professional services and other	33.4	0.7	0.1	—	32.6
Product development and management	15.1	0.5	—	—	14.6
Depreciation and amortization	8.5	—	—	—	8.5
Total cost of revenue	106.5	2.5	0.4	—	103.6
Sales and marketing	29.7	2.4	0.3	—	27.0
General and administrative	51.2	7.1	0.4	17.6	26.1
Operating (loss) profit	(8.4)	12.0	1.1	17.6	22.3
Other expense, net	0.6	—	—	—	0.6
Depreciation and amortization	14.2	—	—	—	14.2
EBITDA from continuing operations	$5.2	$12.0	$1.1	$17.6	$35.9

(a)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), restructuring consulting fees, and transaction costs.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

	Six Months Ended June 30, 2019
	As Reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$99.6	$1.2	$0.8	$—	$97.6
Professional services and other	69.5	0.7	0.4	—	68.4
Product development and management	31.6	1.2	0.1	—	30.3
Depreciation and amortization	17.7	—	—	—	17.7
Total cost of revenue	218.4	3.1	1.3	—	214.0
Sales and marketing	70.1	2.3	1.4	—	66.4
General and administrative	65.4	10.2	0.9	2.1	52.2
Operating profit	46.1	15.6	3.6	2.1	67.4
Other expense, net	3.1	—	—	0.5	2.6
Depreciation and amortization	29.0	—	—	—	29.0
EBITDA from continuing operations	$72.0	$15.6	$3.6	$2.6	$93.8

(a)	Other operating expenses includes intercompany foreign exchange loss (gain) and restructuring consulting fees.

	Six Months Ended June 30, 2018
	As Reported As Adjusted (b)	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$100.2	$1.4	$0.8	$—	$98.0
Professional services and other	66.2	0.8	0.6	—	64.8
Product development and management	28.8	0.6	0.1	—	28.1
Depreciation and amortization	17.2	—	—	—	17.2
Total cost of revenue	212.4	2.8	1.5	—	208.1
Sales and marketing	58.7	2.8	1.0	—	54.9
General and administrative	77.1	9.1	0.5	18.2	49.3
Operating profit	19.6	14.7	3.0	18.2	55.5
Other (income) expense, net	(1.6)	—	—	(2.8)	1.2
Depreciation and amortization	28.1	—	—	—	28.1
EBITDA from continuing operations	$49.3	$14.7	$3.0	$15.4	$82.4

(a)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), restructuring consulting fees, and transaction costs.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

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

Interest Rate Risk. In connection with our U.S. and Canadian payroll and tax filing services, we collect funds for payment of payroll and taxes; temporarily hold such funds in trust until payment is due; remit the funds to the customers’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. We invest the U.S. customer trust funds in high- quality bank deposits, money market mutual funds, or collateralized short-term investments. We also invest these funds in U.S. Treasury and agency securities, as well as highly rated asset-backed, mortgage-backed, municipal, and corporate securities. Our Canadian customer trust funds are invested in securities issued by the government and provinces of Canada, highly rated Canadian banks and corporations, asset-backed trusts, and mortgages.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three and six months ended June 30, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

10.1	Employment Agreement, dated May 1, 2019, by and between Chris R. Armstrong and Ceridian HCM, Inc.

10.2	Form of Director Restricted Stock Unit Award Agreement (for awards made after May 1, 2019)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: July 30, 2019	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2019	By:	/s/ Arthur Gitajn
		Name:	Arthur Gitajn
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)