Form 10-Q
period 2019-09-30
Ceridian HCM Holding Inc.
filed 2019-11-07
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 143,881,411 shares of Common Stock, $0.01 par value per share, as of November 5, 2019.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	our inability to attain or to maintain profitability;
•	significant competition for our solutions;
•	our inability to continue to develop or to sell our existing Cloud solutions;
•	our inability to manage our growth effectively;
•	the risk that we may not be able to successfully migrate our Bureau customers to our Cloud solutions or to offset the decline in Bureau revenue with Cloud revenue;
•	the decline or slower than expected development of the market for enterprise cloud computing;
•	failure of our efforts to increase use of our Cloud solutions and our other applications may not succeed;
•	our failure to provide enhancements and new features and modifications to our solutions;
•	failure to comply the Federal Trade Commission’s (“FTC”) ongoing consent order regarding data protection;
•	system interruptions or failures, including cyber-security breaches, identity theft, or other disruptions that could compromise our information;
•	our failure to comply with applicable privacy, security and data laws, regulations and standards;
•	changes in regulations governing privacy concerns and laws or other domestic or foreign data protection regulations;
•	our inability to successfully expand our current offerings into new markets or further penetrate existing markets;
•	the impact of the material weakness related to the duplicative payroll incident and our failure to maintain effective internal controls in the future;
•	our inability to meet the more complex configuration and integration demands of our large customers;
•	the risk of our customers declining to renew their agreements with us or renewing at lower performance fee levels;
•	our failure to manage our technical operations infrastructure;
•	our inability to maintain necessary third party relationships, and third party software licenses or there are errors in the software we license;
•	our inability to protect our intellectual property rights, proprietary technology, information, processes, and know-how;
•	our failure to keep pace with rapid technological changes and evolving industry standards; or
•	changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets:
Cash and equivalents	$270.9	$217.8
Trade and other receivables, net	69.5	63.9
Prepaids expenses and other current assets	59.9	48.9
Total current assets before customer trust funds	400.3	330.6
Customer trust funds	2,604.0	2,603.5
Total current assets	3,004.3	2,934.1
Right of use lease asset	36.8	—
Property, plant, and equipment, net	108.8	104.4
Goodwill	1,961.2	1,927.4
Other intangible assets, net	181.7	187.5
Other assets	143.4	94.4
Total assets	$5,436.2	$5,247.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6.8	$6.8
Short-term lease liabilities	13.3	—
Accounts payable	34.1	41.5
Deferred revenue	27.2	23.2
Employee compensation and benefits	57.4	54.5
Other accrued expenses	14.0	23.9
Total current liabilities before customer trust funds obligations	152.8	149.9
Customer trust funds obligations	2,590.4	2,619.7
Total current liabilities	2,743.2	2,769.6
Long-term debt, less current portion	659.3	663.5
Employee benefit plans	129.1	153.3
Long-term lease liabilities	31.8	—
Other liabilities	19.7	45.9
Total liabilities	3,583.1	3,632.3
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 143,835,394 and 139,453,710 shares issued and outstanding as of September 30, 2019, and December 31, 2018, respectively	1.4	1.4
Additional paid in capital	2,428.3	2,325.6
Accumulated deficit	(228.3)	(335.6)
Accumulated other comprehensive loss	(348.3)	(375.9)
Total stockholders’ equity	1,853.1	1,615.5
Total liabilities and equity	$5,436.2	$5,247.8

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		*As Adjusted		*As Adjusted
Revenue:
Recurring services	$167.4	$149.5	$503.7	$460.5
Professional services and other	34.9	28.6	98.6	85.4
Total revenue	202.3	178.1	602.3	545.9
Cost of revenue:
Recurring services	49.4	49.1	149.0	149.3
Professional services and other	37.6	32.5	107.1	98.7
Product development and management	17.5	14.5	49.1	43.3
Depreciation and amortization	9.0	8.5	26.7	25.7
Total cost of revenue	113.5	104.6	331.9	317.0
Gross profit	88.8	73.5	270.4	228.9
Selling, general, and administrative expense	82.3	57.3	217.8	193.1
Operating profit	6.5	16.2	52.6	35.8
Interest expense, net	7.8	8.8	25.2	74.4
Other expense (income), net	1.6	0.9	4.7	(0.7)
(Loss) income from continuing operations before income taxes	(2.9)	6.5	22.7	(37.9)
Income tax (benefit) expense	(65.6)	(0.7)	(57.5)	6.3
Income (loss) from continuing operations	62.7	7.2	80.2	(44.2)
Loss from discontinued operations	—	(3.0)	—	(14.8)
Net income (loss)	62.7	4.2	80.2	(59.0)
Net loss attributable to noncontrolling interest	—	—	—	(0.5)
Net income (loss) attributable to Ceridian	$62.7	$4.2	$80.2	$(58.5)
Net income (loss) per share attributable to Ceridian:
Basic	$0.44	$0.03	$0.57	$(0.63)
Diluted	$0.42	$0.03	$0.54	$(0.63)
Weighted average shares outstanding:
Basic	142,780,819	137,768,764	141,369,339	105,730,178
Diluted	149,153,227	145,064,698	148,279,943	105,730,178

*Please refer to Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		*As Adjusted		*As Adjusted
Net income (loss)	$62.7	$4.2	$80.2	$(59.0)
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	(6.5)	10.2	17.3	(16.6)
Change in unrealized gain (loss) from invested customer trust funds	3.1	(6.0)	42.3	(24.5)
Change in pension liability adjustment (1)	2.5	2.9	7.5	8.7
Other comprehensive (loss) income before income taxes	(0.9)	7.1	67.1	(32.4)
Income tax expense (benefit), net	8.8	(0.9)	12.4	(2.3)
Other comprehensive (loss) income after income taxes	(9.7)	8.0	54.7	(30.1)
Comprehensive income (loss)	53.0	12.2	134.9	(89.1)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.5)
Comprehensive income (loss) attributable to Ceridian	$53.0	$12.2	$134.9	$(88.6)

(1)

The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other expense (income), net was $2.6 million and $3.0 million during the three months ended September 30, 2019, and 2018, respectively, and $7.8 million and $9.0 million during the nine months ended September 30, 2019, and 2018, respectively.

*Please refer to Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars in millions, except share data)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders
	Shares	$	Capital	Deficit	Loss	Equity
Balance as of December 31, 2018	139,453,710	$1.4	$2,325.6	$(335.6)	$(375.9)	$1,615.5
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2018-02 (Please refer to Note 2)	—	—	—	27.1	(27.1)	—
Net income	—	—	—	11.2	—	11.2
Issuance of common stock under share-based compensation plans	1,221,622	—	20.1	—	—	20.1
Share-based compensation	—	—	6.0	—	—	6.0
Foreign currency translation	—	—	—	—	12.3	12.3
Change in unrealized gain, net of tax of $2.7	—	—	—	—	19.2	19.2
Change in pension liability adjustment, net of tax of $0.0	—	—	—	—	2.5	2.5
Balance as of March 31, 2019	140,675,332	$1.4	$2,351.7	$(297.3)	$(369.0)	$1,686.8
Net income	—	—	—	6.3	—	6.3
Issuance of common stock under share-based compensation plans	1,266,734	—	24.0	—	—	24.0
Share-based compensation	—	—	9.6	—	—	9.6
Foreign currency translation	—	—	—	—	11.5	11.5
Change in unrealized gain, net of tax of $0.9	—	—	—	—	16.4	16.4
Change in pension liability adjustment, net of tax of $0.0	—	—	—	—	2.5	2.5
Balance as of June 30, 2019	141,942,066	$1.4	$2,385.3	$(291.0)	$(338.6)	$1,757.1
Net income	—	—	—	62.7	—	62.7
Issuance of common stock under share-based compensation plans	1,893,328	—	32.6	—	—	32.6
Share-based compensation	—	—	10.4	—	—	10.4
Foreign currency translation	—	—	—	—	(6.5)	(6.5)
Change in unrealized loss, net of tax of $7.0	—	—	—	—	(3.9)	(3.9)
Change in pension liability adjustment, net of tax of $1.8	—	—	—	—	0.7	0.7
Balance as of September 30, 2019	143,835,394	$1.4	$2,428.3	$(228.3)	$(348.3)	$1,853.1

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars in millions, except share data)

	Senior Preferred Stock		Junior Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders	Non-controlling	Total
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Loss	Equity	Interest	Equity
Balance as of December 31, 2017	16,802,144	$184.8	58,244,308	$0.6	65,285,962	$0.7	$1,565.4	$(267.3)	$(311.0)	$1,173.2	$37.8	$1,211.0
Net income	—	—	—	—	—	—	—	0.6	—	0.6	(0.5)	0.1
Issuance of common stock under share-based compensation plans	—	—	—	—	88,347	—	—	—	—	—	—	—
Senior preferred dividends declared	—	5.3	—	—	—	—	—	(5.3)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2.9	—	—	2.9	—	2.9
Foreign currency translation	—	—	—	—	—	—	—	—	(16.4)	(16.4)	(0.2)	(16.6)
Change in unrealized loss, net of tax of ($0.8)	—	—	—	—	—	—	—	—	(12.6)	(12.6)	—	(12.6)
Change in pension liability adjustment, net of tax of $0.0	—	—	—	—	—	—	—	—	2.9	2.9	—	2.9
Balance as of March 31, 2018	16,802,144	$190.1	58,244,308	$0.6	65,374,309	$0.7	$1,568.3	$(272.0)	$(337.1)	$1,150.6	$37.1	$1,187.7
Net loss	—	—	—	—	—	—	—	(63.3)	—	(63.3)	—	(63.3)
Issuance of common stock	—	—	—	—	28,695,455	0.3	594.7	—	—	595.0	—	595.0
Issuance of common stock under share-based compensation plans	—	—	—	—	1,148,801	—	14.1	—	—	14.1	—	14.1
Senior preferred dividends declared	—	2.4	—	—	—	—	—	(2.4)	—	—	—	—
Conversion of senior and junior preferred shares	(16,802,144)	(192.5)	(58,244,308)	(0.6)	42,246,650	0.4	192.7	—	—	—	—	—
LifeWorks Disposition	—	—	—	—	—	—	(95.7)	—	0.7	(95.0)	(37.3)	(132.3)
Share-based compensation	—	—	—	—	—	—	10.5	—	—	10.5	—	10.5
Foreign currency translation	—	—	—	—	—	—	—	—	(10.4)	(10.4)	0.2	(10.2)
Change in unrealized loss, net of tax of ($0.6)	—	—	—	—	—	—	—	—	(4.5)	(4.5)	—	(4.5)
Change in pension liability adjustment, net of tax of $0.0	—	—	—	—	—	—	—	—	2.9	2.9	—	2.9
Balance as of June 30,2018	—	$—	—	$—	137,465,215	$1.4	$2,284.6	$(337.7)	$(348.4)	$1,599.9	$—	$1,599.9
Net income	—	—	—	—	—	—	—	4.2	—	4.2	—	4.2
Issuance of common stock under share-based compensation plans	—	—	—	—	584,503	—	7.8	—	—	7.8	—	7.8
Share-based compensation	—	—	—	—	—	—	4.9	—	—	4.9	—	4.9
Foreign currency translation	—	—	—	—	—	—	—	—	10.2	10.2	—	10.2
Change in unrealized loss, net of tax of ($0.9)	—	—	—	—	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Change in pension liability adjustment, net of tax of $0.0	—	—	—	—	—	—	—	—	2.9	2.9	—	2.9
Balance as of September 30, 2018	—	$—	—	$—	138,049,718	$1.4	$2,297.3	$(333.5)	$(340.4)	$1,624.8	$—	$1,624.8

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2019	2018
		*As Adjusted
Net income (loss)	$80.2	$(59.0)
Loss from discontinued operations	—	14.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	(75.9)	(9.4)
Depreciation and amortization	43.9	42.4
Amortization of debt issuance costs and debt discount	0.8	1.9
Loss on debt extinguishment	—	25.7
Net periodic pension and postretirement cost	3.9	1.8
Non-cash share-based compensation	26.0	18.0
Other	1.8	0.1
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(10.6)	4.2
Prepaid expenses and other current assets	(10.1)	(6.4)
Accounts payable and other accrued expenses	(2.5)	(8.4)
Deferred revenue	2.6	4.8
Employee compensation and benefits	(18.5)	(27.7)
Accrued interest	—	(15.5)
Accrued taxes	(10.4)	5.2
Other assets and liabilities	(6.6)	(7.3)
Net cash provided by (used in) operating activities - continuing operations	24.6	(14.8)
Net cash used in operating activities - discontinued operations	—	(3.3)
Net cash provided by (used in) operating activities	24.6	(18.1)
Cash Flows from Investing Activities
Purchase of customer trust funds marketable securities	(335.1)	(694.8)
Proceeds from sale and maturity of customer trust funds marketable securities	278.1	707.9
Expenditures for property, plant, and equipment	(10.8)	(6.8)
Expenditures for software and technology	(27.6)	(21.9)
Acquisition costs, net of cash acquired	(29.4)	—
Net cash used in investing activities	(124.8)	(15.6)
Cash Flows from Financing Activities
Increase in customer trust funds obligations, net	(54.5)	(625.5)
Net proceeds from issuance of common stock	—	595.0
Proceeds from issuance of common stock under share-based compensation plans	76.7	22.2
Proceeds from debt issuance	—	680.0
Repayment of long-term debt obligations	(5.1)	(1,132.3)
Payment of debt refinancing costs	—	(23.3)
Net cash provided by (used in) financing activities	17.1	(483.9)
Effect of exchange rate changes on cash, restricted cash, and equivalents	7.2	(2.2)
Net decrease in cash, restricted cash, and equivalents	(75.9)	(519.8)
Elimination of cash from discontinued operations	—	0.5
Cash, restricted cash, and equivalents at beginning of period	1,106.3	2,411.8
Cash, restricted cash, and equivalents at end of period	$1,030.4	$1,892.5
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$270.9	$188.0
Restricted cash and equivalents included in customer trust funds	759.5	1,704.5
Total cash, restricted cash, and equivalents	$1,030.4	$1,892.5

*Please refer to Note 2 for a summary of adjustments.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On April 30, 2018, we completed our initial public offering ("IPO"), in which we issued and sold 21,000,000 shares of common stock at a public offering price of $22.00 per share. We granted the underwriters a 30-day option to purchase an additional 3,150,000 shares of common stock at the offering price, which was exercised in full. A total of 24,150,000 shares of common stock were issued and sold in our IPO. Concurrently with our IPO, we issued and sold an additional 4,545,455 shares of our common stock in a private placement at $22.00 per share. We received gross proceeds of $631.3 million from shares issued and sold in the IPO and concurrent private placement before deducting underwriting discounts, commissions, and other offering related expenses.

Since our IPO, we have completed multiple secondary offerings, in which certain of our stockholders (the “Selling Stockholders”) have sold common stock in underwritten public offerings. All proceeds from the sale of this common stock went to the Selling Stockholders. Our secondary offerings are as follows:

•	12,650,000 shares of common stock sold at a public offering price of $36.00 per share on November 16, 2018
•

14,222,142 shares of common stock sold at a public offering price of $50.50 per share on March 22, 2019 (including 1,222,142 shares purchased pursuant to the underwriters’ option to purchase additional shares on April 3, 2019)

•	8,000,000 shares of common stock sold at a public offering price of $50.50 per share on May 23, 2019
•	10,000,000 shares of common stock sold at a public offering price of $49.75 per share on August 8, 2019
•	9,000,000 shares of common stock sold at a public offering price of $56.30 per share on September 6, 2019

During the three months ended September 30, 2019, we incurred $0.8 million of expenses related to our August 6, and September 4, 2019, secondary offerings. During the nine months ended September 30, 2019, we incurred $2.4 million of expenses related to our secondary offerings. Expenses associated with our secondary offerings are recorded within selling, general, and administrative expense in our condensed consolidated statements of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. This standard requires balance sheet recognition for both finance leases and operating leases. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement,” which allowed an additional (and optional) transition method to adopt the new lease requirements. We have adopted ASU No. 2016-02 and ASU No. 2018-11 as of January 1, 2019, by recording a cumulative-effect adjustment to the opening balance of accumulated deficit on this date. Please refer to Note 15, “Leases,” for additional discussion of the impacts of adoption of this guidance.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income,” in response to a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendment in this update allows entities to reclassify from accumulated other comprehensive income to retained earnings, the impact of the reduced federal statutory tax rate for corporations included in the Tax Act. We have adopted this guidance as of January 1, 2019, resulting in an increase in accumulated other comprehensive loss of $27.1 million, and a decrease in accumulated deficit for the same amount on our consolidated balance sheets. As of January 1, 2019, we have changed our policy for releasing income tax effects from accumulated other comprehensive loss to comply with this guidance, which is considered a change in accounting principle.

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

	Three Months Ended September 30, 2018
	As previously reported	ASC Topic 606 Adjustments	ASU 2017-07 Adjustments	As adjusted
Condensed Consolidated Statement of Operations	(Dollars in millions, except per share data)
Revenue:
Recurring services	$157.2	$(7.7)	$—	$149.5
Professional services and other	22.4	6.2	—	28.6
Total revenue	$179.6	$(1.5)	$—	$178.1
Selling, general, and administrative expense	59.4	(1.5)	(0.6)	57.3
Operating profit	15.6	—	0.6	16.2
Other expense, net	0.3	—	0.6	0.9
Income tax benefit	(0.9)	0.2	—	(0.7)
Net income	$4.4	$(0.2)	$—	$4.2
Net income per share, basic and diluted	$0.03	$—	$—	$0.03

	Nine Months Ended September 30, 2018
	As previously reported	ASC Topic 606 Adjustments	ASU 2017-07 Adjustments	As adjusted
Condensed Consolidated Statement of Operations	(Dollars in millions, except per share data)
Revenue:
Recurring services	$480.8	$(20.3)	$—	$460.5
Professional services and other	65.3	20.1	—	85.4
Total revenue	$546.1	$(0.2)	$—	$545.9
Selling, general, and administrative expense	200.3	(5.4)	(1.8)	193.1
Operating profit	28.8	5.2	1.8	35.8
Other income, net	(2.5)	—	1.8	(0.7)
Income tax expense	5.8	0.5	—	6.3
Net loss attributable to Ceridian	$(63.2)	$4.7	$—	$(58.5)
Net loss per share attributable to Ceridian, basic and diluted	$(0.67)	$0.04	$—	$(0.63)

	Nine Months Ended September 30, 2018
	As previously reported	ASC Topic 606 Adjustments	ASU 2016-18 Adjustments	As adjusted
Condensed Consolidated Statement of Cash Flows	(Dollars in millions)
Net loss	$(63.7)	$4.7	$—	$(59.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(9.8)	0.4	—	(9.4)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	2.9	1.3	—	4.2
Prepaid expenses and other current assets	(3.0)	(3.4)	—	(6.4)
Deferred revenue	2.8	2.0	—	4.8
Other assets and liabilities	(2.3)	(5.0)		(7.3)
Net cash used in operating activities- continuing operations	(14.8)	—	—	(14.8)
Cash Flows from Investing Activities
Net change in restricted cash and other restricted assets held to satisfy customer trust funds obligations	610.1	—	(610.1)	—
Net cash provided by (used in) investing activities	594.5	—	(610.1)	(15.6)
Effect of Exchange Rate Changes on Cash, Restricted Cash, and Equivalents	(1.5)	—	(0.7)	(2.2)
Net increase (decrease) in cash, restricted cash, and equivalents	93.3	—	(613.1)	(519.8)
Elimination of cash from discontinued operations	0.5	—	—	0.5
Cash, restricted cash, and equivalents at beginning of period	94.2	—	2,317.6	2,411.8
Cash, restricted cash, and equivalents at end of period	$188.0	$—	$1,704.5	$1,892.5

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

Deferred costs included within Other assets on our condensed consolidated balance sheets were $91.0 million and $83.5 million as of September 30, 2019, and December 31, 2018, respectively. Amortization expense for the deferred costs was $8.1 million and $6.7 million for the three months ended September 30, 2019, and 2018, respectively, and $23.5 million and $19.2 million for the nine months ended September 30, 2019, and 2018, respectively.

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

3. Discontinued Operations

Distribution of LifeWorks Business

In the second quarter of 2018, contemporaneously with our IPO and concurrent private placement, we distributed our controlling financial interest in LifeWorks Corporation Ltd (“LifeWorks”) to our stockholders of record prior to the IPO on a pro rata basis in accordance with their pro rata interests in us (the “LifeWorks Disposition”). At this time, the LifeWorks Disposition represented a strategic shift in our overall business and had a significant impact on the financial statement results. Therefore, the LifeWorks business has been presented as discontinued operations in the condensed consolidated financial statements and accompanying notes for all periods presented. Our net book value related to LifeWorks of $95.7 million was recorded as a distribution through additional paid in capital within our condensed consolidated balance sheet during the second quarter of 2018.

The amounts in the table below reflect the operating results of LifeWorks reported as discontinued operations, as well as supplemental disclosures of the discontinued operations:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Dollars in millions)
Net revenues	$—	$28.3
Loss from operations before income taxes	—	(0.9)
Income tax expense	(3.0)	(13.9)
Loss from discontinued operations, net of income taxes	$(3.0)	$(14.8)
Depreciation and amortization	$—	$1.4

4. Business Combinations

On September 6, 2019, we entered into a purchase agreement with the shareholders of Lusworth Holding Pty Ltd. (“RITEQ”), an Australian-based corporation, to acquire 100% of the issued and outstanding shares of RITEQ for approximately $19.4 million, subject to certain purchase price adjustments. RITEQ is a provider of workforce management solutions and operates within Australia, New Zealand, and the United Kingdom. The share purchase transaction was completed on September 13, 2019.

The financial results of RITEQ have been included within our condensed consolidated financial statements as of the acquisition date. The acquisition of RITEQ was recorded using the acquisition method of accounting and recognized the assets and liabilities assumed at their fair value. As of September 30, 2019, we have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of RITEQ. We are continuing our review of these items during the measurement period, and if new information is obtained about facts and circumstances that existed at the effective date of the acquisition, the acquisition accounting will be revised to reflect the resulting adjustments to current estimate of these items.

5. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2019, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
	(Dollars in millions)
Assets
Available for sale customer trust funds assets	$1,838.3	$—	$1,838.3	(a)	$—
Total assets measured at fair value	$1,838.3	$—	$1,838.3		$—

As of December 31, 2018, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
	(Dollars in millions)
Assets
Available for sale customer trust funds assets	$1,715.0	$—	$1,715.0	(a)	$—
Total assets measured at fair value	$1,715.0	$—	$1,715.0		$—

(a)	Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2019, and the year ended December 31, 2018, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

6. Customer Trust Funds

Investment income from invested customer trust funds is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer trust funds included in revenue was $18.3 million and $15.8 million for the three months ended September 30, 2019, and 2018, respectively, and $62.9 million and $49.6 million for the nine months ended September 30, 2019, and 2018, respectively. Investment income includes interest income, realized gains and losses from sales of customer trust funds’ investments, and unrealized credit losses determined to be other-than-temporary.

The amortized cost of customer trust funds as of September 30, 2019, and December 31, 2018, is the original cost of assets acquired. The amortized cost and fair values of investments of customer trust funds available for sale as of September 30, 2019, and December 31, 2018, are as follows:

Investments of Customer Trust Funds at September 30, 2019

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$751.9			$751.9
Available for sale investments:
U.S. government and agency securities	578.6	9.1	(0.4)	587.3
Canadian and provincial government securities	399.8	6.8	(0.2)	406.4
Corporate debt securities	552.9	9.4	(0.4)	561.9
Asset-backed securities	246.8	2.0	(0.4)	248.4
Mortgage-backed securities	21.8	0.2	—	22.0
Other securities	12.2	0.1	—	12.3
Total available for sale investments	1,812.1	$27.6	$(1.4)	1,838.3
Invested customer trust funds	2,564.0	$27.6	$(1.4)	2,590.2
Trust receivables (a)	26.4			13.8
Total customer trust funds	$2,590.4			$2,604.0

(a)

The fair value of trust receivables as of September 30, 2019, includes a loss of $12.6 million related to unrecovered duplicate payments resulting from the September 26, 2019, isolated service incident.  Ceridian is liable for these unrecovered duplicate payments and will reimburse the customer trust for the resulting losses.  Please refer to Note 16, “Commitments and Contingencies,” for further discussion of the September 26, 2019, isolated service incident.

Investments of Customer Trust Funds at December 31, 2018

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
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

The following represents the gross unrealized losses and the related fair value of the investments of customer trust funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
U.S. government and agency securities	$(0.1)	$42.9	$(0.4)	$104.4	$(0.5)	$147.3
Canadian and provincial government securities	(0.2)	106.8	—	—	(0.2)	106.8
Corporate debt securities	(0.2)	65.5	(0.1)	38.7	(0.3)	104.2
Asset-backed securities	(0.3)	59.9	(a)	34.0	(0.3)	93.9
Mortgage-backed securities	(a)	0.1	(0.1)	5.1	(0.1)	5.2
Other securities	—	—	(a)	8.1	—	8.1
Total available for sale investments	$(0.8)	$275.2	$(0.6)	$190.3	$(1.4)	$465.5

(a)	These investments have been in an unrealized loss position; however, the amount of unrealized loss is less than $0.05 million.

Management does not believe that any individual unrealized loss as of September 30, 2019, represents an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at September 30, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,074.2	$1,074.5
Due in one to three years	706.8	711.8
Due in three to five years	622.9	637.3
Due after five years	160.1	166.6
Invested customer trust funds	$2,564.0	$2,590.2

7. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows for the nine months ended September 30, 2019, and the year ended December 31, 2018 (Dollars in millions):

Balance at December 31, 2017	$1,961.0
Translation	(33.6)
Balance at December 31, 2018	1,927.4
Acquisitions	21.9
Translation	11.9
Balance at September 30, 2019	$1,961.2

Please refer to Note 4, “Business Combinations,” for further discussion of our RITEQ acquisition.

Intangible Assets

Other intangible assets consisted of the following as of September 30, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$212.9	$(204.8)	$8.1	5-15
Trade name	173.9	(2.0)	171.9	3 and Indefinite
Technology	155.1	(153.4)	1.7	3-4
Total other intangible assets	$541.9	$(360.2)	$181.7

We perform an impairment assessment of our trade name intangible assets as of October 1 of each year. We continue to evaluate the use of our trade names and branding in our sales and marketing efforts. If there is a fundamental shift in the method of our branding in the future, we will assess the impact on the carrying amount of our trade name intangible assets and determine whether an impairment exists. If it is determined that an impairment has occurred, it would be recognized during the period in which the decision was made to make the fundamental shift.

Other intangible assets consisted of the following as of December 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$205.4	$(190.2)	$15.2	5-15
Trade name	173.5	(1.9)	171.6	—
Technology	152.2	(151.5)	0.7	3-4
Total other intangible assets	$531.1	$(343.6)	$187.5

Amortization expense related to definite-lived intangible assets was $4.7 million and $4.7 million for the three months ended September 30, 2019, and 2018, respectively, and $13.9 million and $14.0 million for the nine months ended September 30, 2019, and 2018, respectively.

8. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	September 30,	December 31,
	2019	2018
	(Dollars in millions)
Term Debt, interest rate of 5.0% and 5.8% as of September 30, 2019, and December 31, 2018, respectively	$673.2	$678.3
Revolving Credit Facility ($300.0 million available capacity less amounts reserved for letters of credit, which were $2.4 million and $2.7 million as of September 30, 2019, and December 31, 2018, respectively)	—	—
Canada Line of Credit (CDN $7.0 million letter of credit capacity as of September 30, 2019, and December 31, 2018, which was fully utilized; USD $5.3 million as of September 30, 2019, and USD $5.1 million as of December 31, 2018)	—	—
Total debt	673.2	678.3
Less unamortized discount on Term Debt	1.5	1.7
Less unamortized debt issuance costs on Senior Notes and Term Debt	5.6	6.3
Less current portion of long-term debt	6.8	6.8
Long-term debt, less current portion	$659.3	$663.5

Senior Secured Credit Facility

On April 30, 2018, Ceridian completed the refinancing of its debt by entering into a new credit agreement. Pursuant to the terms of the new credit agreement, Ceridian became borrower of (i) a $680.0 million term loan debt facility (the “2018 Term Debt”) and (ii) a $300.0 million revolving credit facility (the “2018 Revolving Credit Facility”) (the 2018 Term Debt and the 2018 Revolving Credit Facility are together referred to as the “2018 Senior Secured Credit Facility”). The 2018 Senior Secured Credit Facility is secured by all assets of Ceridian. The 2018 Term Debt has a maturity date of April 30, 2025, and the 2018 Revolving Credit Facility has a maturity date of April 30, 2023. The 2018 Term Debt was initially subject to an interest rate of LIBOR plus 3.25%. As a result of a ratings upgrade on March 26, 2019, of our senior secured credit facilities by Moody’s Investors Service, from B3 to B2, the Company’s floating rate term debt interest rate is reduced from LIBOR plus 3.25% to LIBOR plus 3.00%, so long as the rating is maintained. Accrued interest related to the 2018 Senior Secured Credit Facility was $0.1 million and $0.1 million as of September 30, 2019, and December 31, 2018, respectively, and is included within Other accrued expenses in our condensed consolidated balance sheets.

In connection with the refinancing completed on April 30, 2018, we recognized a loss on debt extinguishment of $7.1 million within interest expense, net on our condensed consolidated statement of operations during the nine months ended September 30, 2018.

Senior Notes

Using the net proceeds received from the IPO and concurrent private placement, we satisfied and discharged the indenture governing our outstanding $475.0 million principal amount senior notes due 2021 (“Senior Notes”) on April 30, 2018, and the Senior Notes were redeemed on May 30, 2018. In connection with the redemption of the Senior Notes, we recognized a loss on debt extinguishment of $18.6 million within interest expense, net on our condensed consolidated statements of operations during the nine months ended September 30, 2018.

Future Payments and Maturities of Debt

The future principal payments and maturities of our debt are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2019	$1.7
2020	6.8
2021	6.8
2022	6.8
2023	6.8
Thereafter	644.3
$673.2

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of our debt was estimated to be $674.4 million and $649.5 million as of September 30, 2019, and December 31, 2018, respectively.

9. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Periodic Pension Cost	(Dollars in millions)
Interest cost	$4.5	$4.1	$13.6	$12.3
Actuarial loss amortization	3.2	3.6	9.6	10.8
Less: Expected return on plan assets	(5.9)	(6.5)	(17.7)	(19.5)
Net periodic pension cost	$1.8	$1.2	$5.5	$3.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Periodic Postretirement Benefit	(Dollars in millions)
Service benefit	$—	$—	$—	$—
Interest cost	0.2	0.1	0.4	0.3
Actuarial gain amortization	(0.6)	(0.6)	(1.8)	(1.8)
Prior service credit amortization	(0.1)	(0.1)	(0.2)	(0.3)
Net periodic postretirement benefit gain	$(0.5)	$(0.6)	$(1.6)	$(1.8)

10. Share-Based Compensation

Prior to November 1, 2013, Ceridian employees participated in a share-based compensation plan of the former ultimate parent of Ceridian, the 2007 Stock Incentive Plan (“2007 SIP”). Effective November 1, 2013, although most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, as amended (“2013 SIP”), a small number of participants maintained their stock options in the 2007 SIP. Concurrent with the IPO and legal reorganization, all outstanding stock options under the 2007 SIP were converted into options to purchase common stock of Ceridian. As of September 30, 2019, there were 2,500 stock options outstanding under the 2007 SIP.

Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of September 30, 2019, there were 5,448,040 stock options and restricted stock units outstanding under the 2013 SIP. We do not intend to grant any additional awards under the 2007 SIP or the 2013 SIP.

As part of the 2013 SIP, the Board of Directors approved a stock appreciation rights program that authorized the issuance of up to 600,000 stock appreciation rights. The performance criteria for all stock appreciation rights was met on April 30, 2018, resulting in the vesting and cash settlement of all outstanding stock appreciation rights. We recognized $1.5 million of share-based compensation related to the vesting of these stock appreciation rights during the nine months ended September 30, 2018.

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

Equity awards under the 2018 EIP vest annually on a pro rata basis, generally over a four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of the grant. As of September 30, 2019, there were 9,041,226 stock options and restricted stock units outstanding and 8,654,967 shares available for future grants of equity awards under the 2018 EIP.

On November 9, 2018, the Board of Directors approved the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (the “GESPP”), and the Company’s stockholders approved the GESPP on May 1, 2019. The GESPP authorizes the issuance of up to 2,500,000 shares of common stock to eligible participants through purchases via payroll deductions. The purchase price is the lower of (i) 85% of the fair market value of a share of common stock on the offering date (the first trading day of the offering period commencing on January 1 and concluding on December 31) or (ii) 85% of the fair market value of a share of common stock on the purchase date. The GESPP shall continue for 10-years, unless terminated sooner as provided under the GESPP. During 2019, shares were purchased on June 28 and September 30 and will be purchased on December 31. In subsequent years, quarterly purchase periods will commence on January 1, April 1, July 1, and October 1. Shares will be purchased on the last trading day of the respective purchase periods.

Total share-based compensation expense was $10.4 million and $4.8 million for three months ended September 30, 2019, and 2018, respectively, and $26.0 million and $19.5 million for the nine months ended September 30, 2019, and 2018, respectively.

Performance-Based Stock Options

Performance-based option activity under the 2007 SIP and the 2013 SIP for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2018	366,377	$13.50	3.1	$7.7
Granted	—	—	—	—
Exercised	(290,319)	(13.48)	—	—
Forfeited or expired	—	—	—	—
Performance-based options outstanding at September 30, 2019	76,058	$13.56	2.8	$2.7
Performance-based options exercisable at September 30, 2019	76,058	$13.56	2.8	$2.7

The performance criteria for all outstanding performance-based stock options was met on June 7, 2018, resulting in the vesting of all outstanding performance-based stock options on this date. We recognized $4.8 million of share-based compensation expense related to the vesting of these performance-based stock options during the nine months ended September 30, 2018. As of September 30, 2019, there was no share-based compensation expense related to unvested performance-based stock options not yet recognized.

Term-Based Stock Options

Term-based option activity, including stock options under the 2007 SIP, the 2013 SIP and the 2018 EIP, for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2018	13,549,769	$19.28	7.5	$206.8
Granted	4,227,022	49.66	—	—
Exercised	(3,896,797)	(17.34)	—	—
Forfeited or expired	(262,923)	(23.01)	—	—
Term-based options outstanding at September 30, 2019	13,617,071	$29.19	8.0	$276.9
Term-based options exercisable at September 30, 2019	3,946,615	$18.21	6.2	$122.9

As of September 30, 2019, there was $91.2 million of share-based compensation expense related to unvested term-based awards not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

Restricted stock units (“RSUs”) activity, including RSUs under the 2013 SIP and the 2018 EIP, for the period was as follows:

Shares
RSUs outstanding at December 31, 2018	664,073
Granted	168,958
Shares issued upon vesting of RSUs	(14,394)
Forfeited or canceled	(20,000)
RSUs outstanding at September 30, 2019	798,637
RSUs releasable at September 30, 2019	272,045

During the nine months ended September 30, 2019, 161,439 RSUs vested. As of September 30, 2019, there were 526,592 unvested RSUs outstanding and 272,045 vested RSUs outstanding. RSUs generally vest annually over a one-, three-, or four-year period. As of September 30, 2019, there was $14.2 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years.

Global Employee Stock Purchase Plan

The first GESPP purchase period ended on June 30, 2019, resulting in the issuance of 114,627 shares of our common stock at a purchase price of $28.70 on June 28, 2019, the last trading day of the quarter. The second GESPP purchase period ended on September 30, 2019, resulting in the issuance of 68,785 shares of our common stock at a purchase price of $28.70.

The fair value of the stock purchase rights granted under the GESPP was estimated using the following weighted-average assumptions:

Nine Months Ended September 30, 2019
Expected volatility	34.9%
Expected dividend rate	—
Risk-free interest rate	2.3%
Expected term (in years)	0.4
Grant date fair value per share	$8.95

11. Revenue

Our Solutions

We currently categorize our solutions into two categories, Cloud and Bureau.

•

Cloud revenue is generated from solutions that are delivered via two cloud offerings, Dayforce and Powerpay. The Dayforce offering is differentiated from our market competition as being a single application with continuous calculation that offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Dayforce recurring revenue is primarily generated from monthly recurring fees charged on a per-employee, per-month (“PEPM”) basis and investment income generated from holding Dayforce customer funds in trust before funds are remitted to taxing authorities, Dayforce customer employees, or other third parties. Dayforce professional services and other revenue is primarily generated from implementation and post go-live professional services revenue. Other sources of Dayforce revenues include revenue from the sale, rental and maintenance of time clocks; revenue from the sale of third-party services; and billable travel expenses for Dayforce customers. The Powerpay offering is our solution designed primarily for small market Canadian customers, which typically have fewer than 20 employees. Powerpay recurring revenue is primarily generated from recurring fees charged on a per-employee, per-process basis and investment income generated from holding Powerpay customer funds in trust before funds are remitted to taxing authorities, Powerpay customer employees, or other third parties. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. Powerpay professional services revenue is primarily generated from the setup of the Powerpay customer on their platform.

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

Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring services	$109.4	$82.5	$314.7	$237.9
Professional services and other	34.3	27.9	96.3	82.4
Total Dayforce revenue	143.7	110.4	411.0	320.3
Powerpay
Recurring services	21.6	21.0	64.0	64.7
Professional services and other	0.2	0.3	0.8	0.9
Total Powerpay revenue	21.8	21.3	64.8	65.6
Total Cloud revenue	165.5	131.7	475.8	385.9
Bureau
Recurring services	36.4	46.0	125.0	157.9
Professional services and other	0.4	0.4	1.5	2.1
Total Bureau revenue	36.8	46.4	126.5	160.0
Total revenue	$202.3	$178.1	$602.3	$545.9

Contract Balances

The Company records a contract asset when revenue recognized for professional service performance obligations exceed the billings. Contract assets were $40.2 million and $40.0 million as of September 30, 2019, and December 31, 2018, respectively. Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Deferred revenue, beginning of period	$23.2	$16.5
New billings	262.0	203.4
Revenue recognized	(258.0)	(198.7)
Deferred revenue, end of period	$27.2	$21.2

Transaction Price for Remaining Performance Obligations

In accordance with ASC Topic 606, the following represents the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied as of the end of the reporting period. As of September 30, 2019, approximately $830.9 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

12. Supplementary Data to Statements of Operations

Other expense, net for the three months ended September 30, 2019, consisted of net periodic benefit expense, excluding service cost, of $1.3 million and foreign currency translation expense of $0.3 million. Other expense, net for the three months ended September 30, 2018, consisted of net periodic benefit expense, excluding service cost, of $0.6 million and foreign currency translation expense of $0.3 million.

Other expense, net for the nine months ended September 30, 2019, consisted of net periodic benefit expense, excluding service cost, of $3.9 million and foreign currency translation expense of $0.8 million. Other income, net for the nine months ended September 30, 2018, consisted of foreign currency translation income of $2.5 million and net periodic benefit expense, excluding service costs, of $1.8 million. For the nine months ended September 30, 2018, the foreign currency translation is primarily related to remeasurement gains and losses resulting from an intercompany payable of a U.S. subsidiary denominated in Canadian dollars. This intercompany payable was repaid in the second quarter of 2018.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Trust Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2018	$(207.5)	$(18.3)	$(150.1)	$(375.9)
Other comprehensive income (loss) before income taxes and reclassifications	17.3	42.3	(0.3)	59.3
Income tax expense	—	(10.6)	(1.8)	(12.4)
Reclassifications to earnings	—	—	7.8	7.8
Other comprehensive income	17.3	31.7	5.7	54.7
Cumulative-effect adjustment related to the adoption of ASU 2018-02 (Please refer to Note 2)	—	0.4	(27.5)	(27.1)
Balance as of September 30, 2019	$(190.2)	$13.8	$(171.9)	$(348.3)

14. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities as adjusted for the expected benefits of utilizing net operating loss carryforwards. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of September 30, 2019, we determined that we no longer have a requirement to carry a full valuation allowance against our domestic deferred tax assets that are not offset by the reversal of deferred tax liabilities. As a result of this determination, we have released $65.8 million of the valuation allowance, which has a positive impact on our income tax provision.  As of September 30, 2019, we continue to record a valuation allowance of $17.4 million against certain deferred tax assets primarily attributable to state net operating loss carryovers.

We recorded an income tax benefit of $57.5 million during the nine months ended September 30, 2019, consisting primarily of $65.8 million tax benefit from the release of our valuation allowance, a $5.9 million tax benefit attributable to stock option exercises, partially offset by $5.5 million of base erosion anti-abuse tax (“BEAT”) in the U.S., $6.6 million of income tax expense from foreign operations, and other tax expenses of $2.1 million.

The total amount of unrecognized tax benefits as of September 30, 2019, and December 31, 2018, were $1.4 million, including $0.2 million of accrued interest, and $1.3 million, including $0.2 million of accrued interest, respectively. Of the total amount of unrecognized tax benefits as of September 30, 2019, $1.4 million represents the amount that, if recognized, would favorably impact our effective income tax rate. It is reasonable to expect that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or financial condition.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

15. Leases

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

Supplemental balance sheet information related to leases were as follows:

Lease Type	Balance Sheet Classification	September 30, 2019
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$2.7
Operating lease assets	Prepaid expenses and other current assets	1.3
Operating lease assets	Right of use lease asset	36.8
Total lease assets		$40.8
LIABILITIES
Current
Operating lease liabilities	Short-term lease liabilities	13.3
Noncurrent
Operating lease liabilities	Long-term lease liabilities	31.8
Total lease liabilities		$45.1

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 ASC Topic 842	2018 ASC Topic 840	2019 ASC Topic 842	2018 ASC Topic 840
Lease Cost	(Dollars in millions)
Operating lease cost	$4.2	$4.5	$12.6	$14.5
Sublease income	(1.0)	(1.4)	(3.3)	(4.7)
Net lease cost	$3.2	$3.1	$9.3	$9.8

Maturities of operating lease liabilities is as follows for each period presented:

	September 30, 2019	December 31, 2018
Years Ending December 31,	ASC Topic 842	ASC Topic 840
	(Dollars in millions)
2019	$4.0	$13.6
2020	14.3	11.8
2021	10.3	7.7
2022	10.0	7.4
2023	8.2	6.2
Thereafter	12.4	9.4
Total lease payments (a)	$59.2	$56.1
Less: Interest	7.5	—
Present value of lease liabilities	$51.7	$56.1

(a)	Maturities of lease liabilities have not been reduced by minimum sublease rentals of $9.6 million due in the future under noncancellable subleases.

Weighted average remaining lease term and weighted average discount rate were as follows:

September 30, 2019
Weighted average remaining lease term (in years)
Operating leases	5.7
Weighted average discount rate
Operating leases	5.03%

We had operating cash outflows related to operating leases of $11.1 million for the nine months ended September 30, 2019. This represents cash paid for amounts included in the measurement of lease liabilities.

16. Commitments and Contingencies

Unrecovered Duplicate Payments

We identified an isolated service incident on September 26, 2019, that resulted in duplicate payments for certain of our U.S. payroll customers totaling $18.8 million. Through October 31, 2019, $12.6 million remained unrecovered, and we have recorded a loss for this amount within selling, general, and administrative expense in our condensed consolidated statement of operations for the period ended September 30, 2019.  Our recovery efforts are ongoing, and future collections will be recognized as a reduction to selling, general, and administrative expense in the period recovered.

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

17. Related Party Transactions

Management Agreements

Prior to our IPO, Ceridian was party to management agreements with affiliates of our sponsors, Fidelity National Financial, Inc. (“FNF”) and THL Managers VI, LLC (“THLM”). FNF assigned its management agreement to Cannae Holdings, LLC (“Cannae”) in November 2017. Pursuant to these management agreements, Cannae and THLM each, respectively, agreed to provide us with financial advisory, strategic, and general oversight services. These management agreements provided that we pay annual management fees to each of Cannae and THLM in an amount equal to the greater of (a) $0.9 million, or (b) 0.5 percent of Adjusted EBITDA. Adjusted EBITDA, for purposes of the management agreements, was EBITDA as defined in the 2014 Senior Secured Credit Facility, further adjusted to exclude the payments made pursuant to the management agreements and certain stock options or other equity compensation.

We recorded a management fee expense in selling, general, and administrative expense of $12.0 million for the nine months ended September 30, 2018, related to these management agreements. In April 2018, the management agreements terminated upon consummation of our IPO. Upon termination, the management agreement provided that we pay a termination fee equal to the net present value of the management fee for a seven-year period, which was $11.3 million.

Service and Vendor Related Agreements

Ceridian is a party to a service agreement with CompuCom Systems, Inc. (“CompuCom”), an investment portfolio company of THL Partners. Pursuant to the service agreement, CompuCom agrees to provide us with service desk and desk side support services. Pursuant to this arrangement, we made payments to CompuCom totaling $0.4 million and $0.6 million during the three months ended September 30, 2019, and 2018, respectively, and $1.3 million and $1.3 million during the nine months ended September 30, 2019, and 2018, respectively.

Other Transactions

On July 23, 2018, Ronald F. Clarke was appointed to our Board of Directors. Mr. Clarke has been the chief executive officer of FleetCor Technologies Inc. (“FleetCor Technologies”) since August 2000 and its chairman of the board of directors since March 2003. We provide services to FleetCor Technologies or one of its wholly owned affiliates through certain commercial arrangements entered into in the ordinary course of business, which include provision of Dayforce HCM services, reseller or referral arrangements whereby we resell or refer FleetCor Technologies services to its customers, and other administrative services. For these services, we have recorded revenue of $0.2 million and $0.5 million for the three months ended September 30, 2019, and 2018, respectively, and $0.6 million and $1.8 million for the nine months ended September 30, 2019, and 2018, respectively.

We provide Dayforce and related services to The Stronach Group, for which we recorded revenue of $0.1 million for the three months ended September 30, 2019, and $0.2 million and $0.2 million for the nine months ended September 30, 2019, and 2018, respectively. Alon Ossip, the brother of our chief executive officer, David Ossip, is the chief executive officer (on leave), and is currently a minority shareholder, of The Stronach Group.

We provide payroll-related tax filings services to FNF for which we recorded revenue of $0.1 million and $0.1 million for the three months ended September 30, 2019, and 2018, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2019, and 2018, respectively.

We provide Dayforce and related services to certain investment portfolio companies of THLM and Cannae. Revenue from these portfolio companies was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
American Blue Ribbon Holdings, LLC	$0.5	$0.5	$1.4	$1.5
Essex Bargain Hunt Superstores	0.2	0.1	0.4	0.4
Guaranteed Rate	0.2	—	0.7	0.2
System One Holdings LLC	—	0.1	—	0.4
Philips Feed Services	0.1	0.1	0.2	0.2

18. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to Ceridian available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

For the calculation of diluted net income (loss) per share, net income (loss) per share is adjusted by the effect of dilutive securities, including awards under our share-based compensation plans. Diluted net income (loss) per share is computed by dividing the resulting net income (loss) attributable to Ceridian available to common stockholders by the weighted-average number of fully diluted common shares outstanding. During the nine months ended September 30, 2018, our potential dilutive shares, such as stock options, RSUs, and shares of senior and junior convertible preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net income (loss) per share computations are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		*As Adjusted		*As Adjusted
	(Dollars in millions, except share and per share data)
Numerator:
Net income (loss) attributable to Ceridian	$62.7	$4.2	$80.2	$(58.5)
Less: Loss from discontinued operations	—	(3.0)	—	(14.8)
Net income (loss) from continuing operations attributable to Ceridian	62.7	7.2	80.2	(43.7)
Less: Senior Preferred Stock dividends declared	—	—	—	7.7
Net income (loss) from continuing operations attributable to Ceridian available to common stockholders	$62.7	$7.2	$80.2	$(51.4)
Denominator:
Weighted-average shares outstanding - basic	142,780,819	137,768,764	141,369,339	105,730,178
Effect of dilutive equity instruments	6,372,408	7,295,934	6,910,604	—
Weighted-average shares outstanding - diluted	149,153,227	145,064,698	148,279,943	105,730,178
Net income (loss) per share from continuing operations attributable to Ceridian - basic	$0.44	$0.05	$0.57	$(0.49)
Net loss per share from discontinued operations - basic	$—	$(0.02)	$—	$(0.14)
Net income (loss) per share attributable to Ceridian - basic	$0.44	$0.03	$0.57	$(0.63)
Net income (loss) per share from continuing operations attributable to Ceridian - diluted	$0.42	$0.05	$0.54	$(0.49)
Net loss per share from discontinued operations - diluted	$—	$(0.02)	$—	$(0.14)
Net income (loss) per share attributable to Ceridian - diluted	$0.42	$0.03	$0.54	$(0.63)

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Senior convertible preferred stock	—	—	—	7,358,603
Junior convertible preferred stock	—	—	—	25,508,456
Stock options	4,185,519	148,370	3,099,587	14,127,557
Restricted stock units	11,957	—	12,821	561,836

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

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to more than 4,150 live Dayforce customers as of September 30, 2019. For the three and nine months ended September 30, 2019, we added over 160 and 450 net new live Dayforce customers, respectively.

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

	September	June 30,	March 31,	December	September	June 30,	March 31,	December
	30, 2019	2019	2019	31, 2018	30, 2018	2018	2018	31, 2017
Live Dayforce customers	4,169	4,006	3,851	3,718	3,465	3,308	3,154	3,001
Dayforce customers live for two or more years	2,855	2,690	2,480	2,339	2,148	2,014	1,872	1,770
Proportion of Dayforce customers live for two or more years	68%	67%	64%	63%	62%	61%	59%	59%

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

Live Dayforce Customers

We use the number of customers live on Dayforce as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We had 4,169 customers live on Dayforce as of September 30, 2019, compared to 3,465 customers live on Dayforce as of September 30, 2018. Please refer to the “Our Business Model” section above for the number of live Dayforce customers at the end of the quarters presented.

Adjusted EBITDA

We believe that Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude net income or loss from discontinued operations, sponsor management fees, non-cash charges for asset impairments, gains or losses on assets and liabilities held in a foreign currency other than the functional currency of a company subsidiary, share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, transaction costs, and certain other non-recurring charges. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of Total Revenue. Management believes that Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the normal course of our business operations. Please refer to the “Results of Operations” section below for a discussion of Adjusted EBITDA and Adjusted EBITDA margin.

Results of Operations

Three Months Ended September 30, 2019 Compared With Three Months Ended September 30, 2018

	Three Months Ended
	September 30,		Increase/ (Decrease)		% of Revenue
	2019	2018	Amount	%	2019	2018
		As Adjusted (b)
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$131.0	$103.5	$27.5	26.6%	64.8%	58.1%
Bureau	36.4	46.0	(9.6)	(20.9)%	18.0%	25.8%
Total recurring services	167.4	149.5	17.9	12.0%	82.7%	83.9%
Professional services and other	34.9	28.6	6.3	22.0%	17.3%	16.1%
Total revenue	202.3	178.1	24.2	13.6%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	39.0	35.4	3.6	10.2%	19.3%	19.9%
Bureau	10.4	13.7	(3.3)	(24.1)%	5.1%	7.7%
Total recurring services	49.4	49.1	0.3	0.6%	24.4%	27.6%
Professional services and other	37.6	32.5	5.1	15.7%	18.6%	18.2%
Product development and management	17.5	14.5	3.0	20.7%	8.7%	8.1%
Depreciation and amortization	9.0	8.5	0.5	5.9%	4.4%	4.8%
Total cost of revenue	113.5	104.6	8.9	8.5%	56.1%	58.7%
Gross profit	88.8	73.5	15.3	20.8%	43.9%	41.3%
Selling, general, and administrative expense	82.3	57.3	25.0	43.6%	40.7%	32.2%
Operating profit	6.5	16.2	(9.7)	(59.9)%	3.2%	9.1%
Interest expense, net	7.8	8.8	(1.0)	(11.4)%	3.9%	4.9%
Other expense, net	1.6	0.9	0.7	77.8%	0.8%	0.5%
(Loss) income from continuing operations before income taxes	(2.9)	6.5	(9.4)	(144.6)%	(1.4)%	3.6%
Income tax benefit	(65.6)	(0.7)	(64.9)	(9271.4)%	(32.4)%	(0.4)%
Income from continuing operations	62.7	7.2	55.5	770.8%	31.0%	4.0%
Loss from discontinued operations	—	(3.0)	3.0	100.0%	—	(1.7)%
Net income	$62.7	$4.2	58.5	1392.9%	31.0%	2.4%
Adjusted EBITDA (a)	$46.4	$36.4	$10.0	27.5%	22.9%	20.4%
Adjusted EBITDA margin (a)	22.9%	20.4%	2.5%	12.4%

(a)	Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, a non-GAAP financial measure.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Revenue. The following table sets forth certain information regarding our revenues for the three months ended September 30, 2019, compared with the three months ended September 30, 2018.

	Three Months Ended September 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2019	2018	2019 vs. 2018		2019 vs. 2018
		As Adjusted (b)
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring services	$109.4	$82.5	32.6%	(0.4)%	33.0%
Professional services and other	34.3	27.9	22.9%	(0.3)%	23.2%
Total Dayforce revenue	143.7	110.4	30.2%	(0.3)%	30.5%
Powerpay
Recurring services	21.6	21.0	2.9%	(0.9)%	3.8%
Professional services and other	0.2	0.3	(33.3)%	(33.3)%	—
Total Powerpay revenue	21.8	21.3	2.3%	(1.4)%	3.7%
Total Cloud revenue	165.5	131.7	25.7%	(0.5)%	26.2%
Bureau
Recurring services	36.4	46.0	(20.9)%	(0.3)%	(20.6)%
Professional services and other	0.4	0.4	—	—	—
Total Bureau revenue	36.8	46.4	(20.7)%	(0.3)%	(20.4)%
Total revenue	$202.3	$178.1	13.6%	(0.4)%	14.0%

(a)	Please refer to the “Non-GAAP Measures” section for additional information on our constant currency revenue, a non-GAAP financial measure.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Total revenue increased $24.2 million, or 13.6%, to $202.3 million for the three months ended September 30, 2019, compared to $178.1 million for the three months ended September 30, 2018. This increase was primarily attributable to an increase in Cloud revenue of $33.8 million, or 25.7%, from $131.7 million for the three months ended September 30, 2018, to $165.5 million for the three months ended September 30, 2019. The Cloud revenue increase was driven by an increase of $27.5 million, or 26.6%, in Cloud recurring services revenue, and $6.3 million, or 22.3%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $27.5 million was due to $19.8 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses; $5.0 million from the migration of Bureau customers; and $2.7 million from increased float revenue related to Cloud recurring services revenue.

The increase in Cloud revenue of $33.8 million was partially offset by a decline in Bureau revenue of $9.6 million, or 20.7%. Of the $9.6 million decline in Bureau revenue for the three months ended September 30, 2019, approximately 52% was attributable to customer migrations to Dayforce. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $4.6 million, or 9.9%.

On a constant currency basis, total revenue grew 14.0%, reflecting a 26.2% increase in Cloud revenue, partially offset by a 20.4% decline in Bureau revenue. Cloud revenue growth reflected a 27.0% increase in Cloud recurring services revenue and a 23.0% increase in Cloud professional services and other revenue. Please refer to the “Non-GAAP Measures” section for additional information on our constant currency revenue.

Cloud revenue by solution. Cloud revenue was $165.5 million for the three months ended September 30, 2019, an increase of $33.8 million, or 25.7%, compared to Cloud revenue for the three months ended September 30, 2018. Dayforce revenue increased 30.2%, and Powerpay revenue increased 2.3% for the three months ended September 30, 2019, as compared to revenues for the three months ended September 30, 2018. On a constant currency basis, Dayforce revenue increased 30.5%, and Powerpay revenue increased 3.7% for the three months ended September 30, 2019. Our new business sales to Dayforce and Powerpay customers comprised approximately 85% of our increase in Cloud revenue for the three months ended September 30, 2019, and approximately 15% consisted primarily of customer migrations to Dayforce from our Bureau solutions. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers driven by increased product density on the Dayforce platform.

Float revenue. Investment income from invested customer trust funds included in recurring services revenue was $18.3 million and $15.8 million for the three months ended September 30, 2019, and 2018, respectively. The average float balance for our customer trust funds for the three months ended September 30, 2019, was $3,117.5 million, compared to $2,965.9 million for the three months ended September 30, 2018. On a constant currency basis, the average float balance for our customer trust funds increased 5.5% for the three months ended September 30, 2019, compared to three months ended September 30, 2018. The average yield was 2.33% during the three months ended September 30, 2019, an increase of 22 basis points compared to the average yield in the three months ended September 30, 2018. For the three months ended September 30, 2019, approximately 39% of our average float balance consisted of Canadian customer trust funds, compared to approximately 40% for the three months ended September 30, 2018. Based on current market conditions, portfolio composition and investment practices, a 100 basis point change in market investment rates would result in approximately $18 million of change in float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with changes in float revenue.

Cost of revenue. Total cost of revenue for the three months ended September 30, 2019, was $113.5 million, an increase of $8.9 million, or 8.5%, compared to the three months ended September 30, 2018. Recurring services cost of revenue for the three months ended September 30, 2019, was consistent with the three months ended September 30, 2018. Professional services and other cost of revenue increased $5.1 million, or 15.7%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to additional costs incurred to implement new customers.

In accordance with ASC 350, we are required to capitalize certain software development costs. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for internally developed software costs. Costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, enhancements to our existing solutions that do not result in additional functionality, and costs related to the management of our solutions are presented as product development and management expense. The increase in product development and management expense of $3.0 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, reflected increases in Dayforce product development efforts, including the build out of our international offerings; and increases in product management labor costs. For the three months ended September 30, 2019, and 2018, our investment in software development was $17.4 million and $14.4 million, respectively, consisting of $8.7 million and $7.5 million, of research and development expense, which is included within product development and management expense, and $8.7 million and $6.9 million in capitalized software development, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $0.5 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

The table below presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended September 30,
	2019	2018
		As Adjusted (a)
Total gross margin	43.9%	41.3%
Gross margin by solution:
Cloud recurring services	70.2%	65.8%
Bureau recurring services	71.4%	70.2%
Professional services and other	(7.7)%	(13.6)%

(a)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

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

The overall 13.6% increase in revenue outpaced the 8.5% increase in cost of revenue, and gross profit increased by $15.3 million, or 20.8%, as we continued to leverage our investment in people and processes to realize economies of scale, while also expanding our service offerings internationally.

Cloud recurring services gross margin was 70.2% for the three months ended September 30, 2019, compared to 65.8% for the three months ended September 30, 2018. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 62% as of September 30, 2018, to 68% as of September 30, 2019, and was also attributable to consistent configuration that has enabled us to continue to realize economies of scale in hosting and customer support. Professional services and other gross margin was (7.7)% for the three months ended September 30, 2019, improving from (13.6)% for the three months ended September 30, 2018, reflecting continued productivity improvements in implementing new customers.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $25.0 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, and certain other non-recurring charges; selling, general, and administrative expenses would have increased $6.7 million. This adjusted increase of $6.7 million was primarily related to a $6.2 million increase in sales and marketing expenses. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Operating profit. We realized operating profit of $6.5 million for the three months ended September 30, 2019, compared to $16.2 million for the three months ended September 30, 2018. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, and certain other non-recurring charges; operating profit would have been $32.8 million and $22.7 million for the three months ended September 30, 2019, and 2018, respectively. This $10.1 million adjusted increase was primarily due to a $24.2 million increase in revenue and gross margin improvements.

Interest expense, net. Interest expense, net was $7.8 million and $8.8 million for the three months ended September 30, 2019, and 2018, respectively, primarily due to an increase in interest income. A 100 basis point change in LIBOR rates would result in an approximately $7 million change in our interest expense, net over the ensuing twelve-month period.

Other expense, net. For the three months ended September 30, 2019, and 2018, we incurred other expense, net of $1.6 million and $0.9 million, respectively, which was primarily comprised of net periodic pension expense.

Income tax benefit. For the three months ended September 30, 2019, and 2018, we recorded an income tax benefit of $65.6 million, and $0.7, respectively. The $64.9 million increase reflects a tax benefit of $65.8 million from the release of our valuation allowance, a $6.0 million increase in the tax benefit from the tax deduction related to stock option exercises, and a $1.7 million reduction in tax expense attributable to the Global Intangible Low Taxed Income tax (“GILTI”), partially offset by a $4.4 million increase in state tax expenses, a $2.1 million increase for enacted tax rate changes, a $1.2 million increase in the base erosion anti-abuse tax (“BEAT”) in the U.S., and other tax expense increases of $0.9 million. BEAT and GILTI were enacted as a part of the 2017 Tax Reform. The IRS continues to issue 2017 Tax Reform administrative guidance, which could impact tax expense related to these Tax Reform provisions in future periods. Please refer to Note 14, “Income Taxes,” for additional information on the release of our valuation allowance.

Loss from discontinued operations. As a result of the LifeWorks Disposition, the financial results of the LifeWorks business have been included within discontinued operations for all periods presented. For the three months ended September 30, 2018, the loss from discontinued operations of $3.0 million was related to income tax expense incurred as a result of the LifeWorks Disposition.

Net income. We realized net income of $62.7 million for the three months ended September 30, 2019, compared to $4.2 million for the three months ended September 30, 2018.

Adjusted EBITDA. Adjusted EBITDA increased by $10.0 million to $46.4 million, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, and Adjusted EBITDA margin was 22.9% for the three months ended September 30, 2019, compared with the Adjusted EBITDA margin of 20.4% for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared With Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Increase/ (Decrease)		% of Revenue
	2019	2018	Amount	%	2019	2018
		As Adjusted (b)
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$378.7	$302.6	76.1	25.1%	62.9%	55.4%
Bureau	125.0	157.9	(32.9)	(20.8)%	20.8%	28.9%
Total recurring services	503.7	460.5	43.2	9.4%	83.6%	84.4%
Professional services and other	98.6	85.4	13.2	15.5%	16.4%	15.6%
Total revenue	602.3	545.9	56.4	10.3%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	114.0	102.6	11.4	11.1%	18.9%	18.8%
Bureau	35.0	46.7	(11.7)	(25.1)%	5.8%	8.6%
Total recurring services	149.0	149.3	(0.3)	(0.2)%	24.7%	27.3%
Professional services and other	107.1	98.7	8.4	8.5%	17.8%	18.1%
Product development and management	49.1	43.3	5.8	13.4%	8.2%	7.9%
Depreciation and amortization	26.7	25.7	1.0	3.9%	4.4%	4.7%
Total cost of revenue	331.9	317.0	14.9	4.7%	55.1%	58.1%
Gross profit	270.4	228.9	41.5	18.1%	44.9%	41.9%
Selling, general, and administrative expense	217.8	193.1	24.7	12.8%	36.2%	35.4%
Operating profit	52.6	35.8	16.8	46.9%	8.7%	6.6%
Interest expense, net	25.2	74.4	(49.2)	(66.1)%	4.2%	13.6%
Other expense (income), net	4.7	(0.7)	5.4	771.4%	0.8%	(0.1)%
Income (loss) from continuing operations before income taxes	22.7	(37.9)	60.6	159.9%	3.8%	(6.9)%
Income tax (benefit) expense	(57.5)	6.3	(63.8)	(1012.7)%	(9.5)%	1.2%
Income (loss) from continuing operations	80.2	(44.2)	124.4	281.4%	13.3%	(8.1)%
Loss from discontinued operations	—	(14.8)	14.8	100.0%	—	(2.7)%
Net income (loss)	80.2	(59.0)	139.2	235.9%	13.3%	(10.8)%
Net loss attributable to noncontrolling interest	—	(0.5)	0.5	100.0%	—	(0.1)%
Net income (loss) attributable to Ceridian	$80.2	$(58.5)	138.7	237.1%	13.3%	(10.7)%
Adjusted EBITDA (a)	$140.2	$118.8	21.4	18.0%	23.3%	21.8%
Adjusted EBITDA margin (a)	23.3%	21.8%	1.5%	6.8%

(a)	Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA, a non-GAAP financial measure.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Revenue. The following table sets forth certain information regarding our revenues for the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018.

	Nine Months Ended September 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2019	2018	2019 vs. 2018		2019 vs. 2018
		As Adjusted (b)
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring services	$314.7	$237.9	32.3%	(0.8)%	33.1%
Professional services and other	96.3	82.4	16.9%	(0.7)%	17.6%
Total Dayforce revenue	411.0	320.3	28.3%	(0.8)%	29.1%
Powerpay
Recurring services	64.0	64.7	(1.1)%	(3.3)%	2.2%
Professional services and other	0.8	0.9	(11.1)%	(11.1)%	—
Total Powerpay revenue	64.8	65.6	(1.2)%	(3.4)%	2.2%
Total Cloud revenue	475.8	385.9	23.3%	(1.2)%	24.5%
Bureau
Recurring services	125.0	157.9	(20.8)%	(0.7)%	(20.1)%
Professional services and other	1.5	2.1	(28.6)%	—	(28.6)%
Total Bureau revenue	126.5	160.0	(20.9)%	(0.7)%	(20.2)%
Total revenue	$602.3	$545.9	10.3%	(1.1)%	11.4%

(a)	Please refer to “Non-GAAP Measures” section for additional information on our constant currency revenue, a non-GAAP financial measure.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Total revenue increased $56.4 million, or 10.3%, to $602.3 million for the nine months ended September 30, 2019, compared to $545.9 million for the nine months ended September 30, 2018. This increase was primarily attributable to an increase in Cloud revenue of $89.9 million, or 23.3%, from $385.9 million for the nine months ended September 30, 2018, to $475.8 million for the nine months ended September 30, 2019. The Cloud revenue increase was driven by an increase of $76.1 million, or 25.1%, in Cloud recurring services revenue, and $13.8 million, or 16.6%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $76.1 million was due to $49.3 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses; $14.0 million from the migration of Bureau customers; and $12.8 million from increased float revenue related to Cloud recurring services revenue.

The increase in Cloud revenue of $89.9 million was partially offset by a decline in Bureau revenue of $33.5 million, or 20.9%. Of the $33.5 million decline in Bureau revenue for the nine months ended September 30, 2019, approximately 42% was attributable to customer migrations to Dayforce. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $19.5 million, or 12.2%.

On a constant currency basis, total revenue grew 11.4%, reflecting a 24.5% increase in Cloud revenue, partially offset by a 20.2% decline in Bureau revenue. Cloud revenue growth reflected a 26.5% increase in Cloud recurring services revenue and a 17.4% increase in Cloud professional services and other revenue. Please refer to the “Non-GAAP Measures” section for additional information on our constant currency revenue.

Cloud revenue by solution. Cloud revenue was $475.8 million for the nine months ended September 30, 2019, an increase of $89.9 million, or 23.3%, compared to cloud revenue for the nine months ended September 30, 2018. Dayforce revenue increased 28.3%, and Powerpay revenue declined 1.2% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. On a constant currency basis, Dayforce revenue increased 29.1%, and Powerpay revenue increased 2.2% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Powerpay revenue is recognized on a per-employee, per-process basis, and the timing of customer processing at year- end can vary from year to year. A larger proportion of year-end processing occurred in the fourth quarter of 2018 and a smaller proportion of year-end processing occurred in the first quarter of 2019 as compared to the comparable periods in the prior year. This pull-forward of revenue into the fourth quarter of 2018 was driven by the fact that December 31 was a Monday, and a number of customers processed their first 2019 payroll on Monday, December 31, 2018. We estimate that approximately $1 million in Powerpay revenue that would otherwise have been recognized in the first quarter of 2019 was recognized in the fourth quarter of 2018. Excluding this pull-forward, Powerpay revenue on a constant currency basis would have grown by approximately 4%. Our new business sales to Dayforce and Powerpay customers comprised 84% of our increase in Cloud revenue for the nine months ended September 30, 2019, and the remaining 16% consisted primarily of customer migrations to Dayforce from our Bureau solutions. As we migrate our Bureau customers to Dayforce, we typically experience of revenue increase from such customers driven by increased product density on the Dayforce platform.

Float revenue. Investment income from invested customer trust funds included in recurring services revenue was $62.9 million and $49.6 million for the nine months ended September 30, 2019, and 2018, respectively. The average float balance for our customer trust funds for the nine months ended September 30, 2019, was $3,524.9 million, compared to $3,457.5 million for the nine months ended September 30, 2018. On a constant currency basis, the average float balance for our customer trust funds increased 3.2% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The average yield was 2.39% during the nine months ended September 30, 2019, an increase of 48 basis points compared to the average yield in the nine months ended September 30, 2018. For the nine months ended September 30, 2019, approximately 36% of our average float balance consisted of Canadian customer trust funds, compared to approximately 37% for the nine months ended September 30, 2018. Based on current market conditions, portfolio composition and investment practices, a 100 basis point change in market investment rates would result in approximately $18 million of change in float revenue over the ensuing twelve month period.

Cost of revenue. Total cost of revenue for the nine months ended September 30, 2019, was $331.9 million, an increase of $14.9 million, or 4.7%, compared to the nine months ended September 30, 2018. Recurring services cost of revenue for the nine months ended September 30, 2019, was consistent with the nine months ended September 30, 2018. Professional services and other cost of revenue increased $8.4 million, or 8.5% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to additional costs incurred to implement new customers.

In accordance with ASC 350, we are required to capitalize certain software development costs. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for internally developed software costs. Costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, enhancements to our existing solutions that do not result in additional functionality, and costs related to the management of our solutions are presented as product development and management expense. The increase in product development and management expense of $5.8 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, reflected increases in Dayforce product development efforts, including the build out of our international offerings; and increases in product management labor costs. For the nine months ended September 30, 2019, and 2018, our investment in software development was $48.1 million and $40.9 million, respectively, consisting of $24.6 million and $21.5 million, of research and development expense, which is included within product development and management expense, and $23.5 million and $19.4 million in capitalized software development, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $1.0 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

The table below presents total gross margin and solution gross margins for the periods presented:

	Nine Months Ended September 30,
	2019	2018
		As Adjusted (a)
Total gross margin	44.9%	41.9%
Gross margin by solution:
Cloud recurring services	69.9%	66.1%
Bureau recurring services	72.0%	70.4%
Professional services and other	(8.6)%	(15.6)%

(a)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

The overall 10.3% increase in revenue outpaced the 4.7% increase in cost of revenue, and gross profit increased by $41.5 million, or 18.1%, as we continued to leverage our investment in people and processes to realize economies of scale.

Cloud recurring services gross margin was 69.9% for the nine months ended September 30, 2019, compared to 66.1% for the nine months ended September 30, 2018. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 62% as of September 30, 2018, to 68% as of September 30, 2019, and was also attributable to consistent configuration that has enabled us to realize economies of scale in customer support and hosting costs. Professional services and other gross margin was (8.6)% for the nine months ended September 30, 2019, improving from (15.6)% for the nine months ended September 30, 2018, reflecting continued productivity improvements in implementing new customers.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $24.7 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Excluding the impact of share-based compensation and related employer taxes, sponsor management fees, restructuring consulting fees, transaction costs associated with our IPO and debt refinancing, severance expense, and certain other non-recurring charges; selling, general, and administrative expenses would have increased $21.1 million. This adjusted increase of $21.1 million was primarily due to a $17.7 million increase in sales and marketing expense and increased costs associated with being a public company. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Operating profit. Operating profit increased $16.8 million to $52.6 million, for the nine months ended September 30, 2019, from $35.8 million for the nine months ended September 30, 2018. Excluding the impact of share-based compensation and related employer taxes, sponsor management fees, restructuring consulting fees, transaction costs associated with our IPO and debt refinancing, severance expense, and certain other non-recurring charges; operating profit would have been $100.2 million and $78.2 million for the nine months ended September 30, 2019, and 2019, respectively. This $22.0 million adjusted increase was primarily due to a $56.4 million increase in revenue and gross margin improvements.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2019, was $25.2 million, compared to $74.4 million for the nine months ended September 30, 2018. This reduction in interest expense, net was primarily due to the refinancing of our debt during the nine months ended September 30, 2018, and an increase in interest income during the nine months ended September 30, 2019. The refinancing of our debt resulted in a $25.7 million loss on extinguishment of debt and a $21.6 million reduction in interest expense due to the extinguishment of our Senior Notes, representing five months of interest on the Senior Notes in the prior year. A 100 basis point change in LIBOR rates would result in an approximately $7 million change in our interest expense, net over the ensuing twelve-month period. Please refer to Note 8, “Debt,” for additional information.

Other expense (income), net. For the nine months ended September 30, 2019, we incurred $4.7 million of other expense, net, compared to $0.7 million of other income, net, for the nine months ended September 30, 2018. The other expense, net, for the nine months ended September 30, 2019, was primarily comprised of net periodic pension expense of $3.9 million. The other income, net for the nine months ended September 30, 2018, was comprised of foreign currency translation gains of $2.5 million, partially offset by net periodic benefit plan expense of $1.8 million. The foreign currency translation gains were primarily related to an intercompany payable of a U.S. subsidiary denominated in Canadian dollars, this intercompany payable was repaid in the second quarter of 2018.

Income tax (benefit) expense. For the nine months ended September 30, 2019, we recorded an income tax benefit of $57.5 million, compared to income tax expense of $6.3 million for the nine months ended September 30, 2018. The $63.8 million change reflects a tax benefit of $65.8 million from the release of our valuation allowance, a $7.8 million reduction in tax expense attributable to GILTI, a $7.7 million increase in the tax benefit from the tax deduction related to stock option exercises, and other tax expense reductions of $2.1 million, partially offset by a $12.7 million increase in tax expense attributable to improved operating results, a $2.8 million increase in state tax expense, a $2.1 million increase for enacted tax rate changes, and a $2.0 million increase in BEAT. BEAT and GILTI were enacted as a part of the 2017 Tax Reform.  The IRS continues to issue 2017 Tax Reform administrative guidance, which could impact tax expense related to these Tax Reform provisions in future periods. Please refer to Note 14, “Income Taxes,” for additional information on the release of our valuation allowance.

Loss from discontinued operations. As a result of the LifeWorks Disposition, the financial results of the LifeWorks business have been included within discontinued operations for all periods presented. For the nine months ended September 30, 2018, loss from discontinued operations was $14.8 million, primarily related to income tax expense incurred as a result of the LifeWorks Disposition.

Net income (loss) attributable to Ceridian. Net income was $80.2 million for the nine months ended September 30, 2019, which included a tax benefit of $65.8 from the release of our valuation allowance. Net loss attributable to Ceridian was $58.5 million for the nine months ended September 30, 2018, which included $51.0 million of expenses related to our IPO and debt refinancing transactions.

Adjusted EBITDA. Adjusted EBITDA increased by $21.4 million to $140.2 million, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, and Adjusted EBITDA margin was 23.3% for the nine months ended September 30, 2019, compared with 21.8% for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, borrowings under our credit facilities, and proceeds from equity offerings. As of September 30, 2019, we had cash and equivalents of $270.9 million and availability under our revolving credit facility of $300.0 million. No cash amounts were drawn on the revolving credit facility and $2.4 million in letters of credit were issued under the facility as of September 30, 2019. Our total principal debt balance was $673.2 million as of September 30, 2019.

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

Statements of Cash Flows

Changes in cash flows due to purchases of customer trust fund marketable securities and proceeds from the sale or maturity of customer trust fund marketable securities, as well as the carrying value of customer trust fund accounts as of period end dates can vary significantly due to several factors, including the specific day of the week the period ends, which impacts the timing of funds collected from customers and payments made to satisfy customer obligations to employees, taxing authorities, and others. The customer trust funds are fully segregated from our operating cash accounts and are evaluated and tracked separately by management. Therefore, we have provided the table below excluding the cash flows and restricted cash and equivalents held within our customer trust funds to provide supplemental information regarding the cash flows related to our core business.

	Nine Months Ended September 30,
	2019	2018
		As Adjusted (a)
Net cash provided by (used in) operating activities - continuing operations, excluding customer trust funds	$43.4	$(14.8)
Net cash used in investing activities, excluding customer trust funds	(67.8)	(28.7)
Net cash provided by financing activities, excluding customer trust funds	71.6	141.6
Effect of exchange rate changes on cash and equivalents	5.9	(1.5)
Net increase in cash and equivalents - continuing operations	53.1	96.6
Net cash used in operating activities - discontinued operations	—	(3.3)
Net increase in cash and equivalents	53.1	93.3
Elimination of cash from discontinued operations	—	0.5
Cash and equivalents at beginning of period	217.8	94.2
Cash and equivalents at end of period	270.9	188.0

Net customer trust funds restricted cash used in operating activities	(18.8)	—
Net customer trust funds restricted cash used in investing activities	(57.0)	13.1
Net customer trust funds restricted cash provided by financing activities	(54.5)	(625.5)
Effect of exchange rate changes on restricted cash and equivalents	1.3	(0.7)
Net decrease in restricted cash and equivalents	(129.0)	(613.1)
Restricted cash and equivalents included in customer trust funds at beginning of period	888.5	2,317.6
Restricted cash and equivalents included in customer trust funds at end of period	759.5	1,704.5

Net decrease in cash, restricted cash, and equivalents	(75.9)	(519.3)
Cash, restricted cash, and equivalents at beginning of period	1,106.3	2,411.8
Cash, restricted cash, and equivalents at end of period	$1,030.4	$1,892.5

(a)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Operating Activities

Net cash provided by operating activities from continuing operations, excluding customer trust fund activity, was $43.4 million during the nine months ended September 30, 2019, primarily attributable to net income of $80.2 million with adjustments for certain non-cash items, primarily $75.9 million of deferred income tax benefit, $43.9 million of depreciation and amortization, and $26.0 million of non-cash share-based compensation expense, partially offset by a net working capital reduction of $37.3 million. The deferred income tax benefit of $75.9 million was primarily related to a tax benefit of $65.8 million from the release of our valuation allowance. The net $37.3 million change in working capital included reductions in liabilities of $18.5 million for employee compensation and benefits, primarily due to pension contributions; $10.4 million for accrued taxes, primarily due to cash tax payments partially offset by additional provision accruals; and increases in assets of $10.1 million for prepaid expenses and other current assets, primarily due to annual maintenance contracts. Included within net cash flows provided by operating activities for the nine months ended September 30, 2019, was $28.9 million in cash tax payments, $28.9 million in cash interest payments on our long-term debt, and $18.0 million in pension contributions.

Net cash used in operating activities from continuing operations of $14.8 million during the nine months ended September 30, 2018, was primarily attributable to a net loss from continuing operations of $44.2 million and a net change in working capital of $51.1 million, partially offset by certain non-cash items, primarily $42.4 million of depreciation and amortization, a $25.7 million loss on extinguishment of debt, primarily attributable to a call premium and debt issuance costs, and $18.0 million of share-based compensation expense. The net $51.1 million change in working capital included reductions of $27.7 million in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation; $15.5 million in liabilities for accrued interest primarily as a result of $55.1 million in cash interest payments on our long-term debt; and $8.4 million in accounts payable and other accrued expenses. Included within net cash flows used in operating activities for the nine months ended September 30, 2018, was $17.7 million in cash taxes paid and $18.5 million in pension payments.

Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities from continuing operations, excluding customer trust fund activity, was $67.8 million, related to capital expenditures of $38.4 million and acquisition costs, net of cash acquired, of $29.4 million. Our capital expenditures included $27.6 million for software and technology and $10.8 million for property and equipment.

During the nine months ended September 30, 2018, net cash used in investing activities from continuing operations, excluding customer trust fund activity, was $28.7 million, related to capital expenditures. Our capital expenditures included $21.9 million for software and technology and $6.8 million for property and equipment.

Financing Activities

Net cash provided by financing activities from continuing operations, excluding the change in customer trust fund obligations, was $71.6 million during the nine months ended September 30, 2019. This cash inflow is primarily attributable to proceeds from the issuance of common stock under share-based compensation plans of $76.7 million, partially offset by payments on our long-term debt obligations of $5.1 million.

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

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Please refer to Note 11, “Revenue,” to our condensed consolidated financial statements for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

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

Non-GAAP Measures

Constant Currency Revenue

The following tables set forth certain information regarding our revenue on a constant currency basis for the three and nine months ended September 30, 2019, compared with the three and nine months ended September 30, 2018. We present revenue on a constant currency basis to assess how our underlying business performed excluding the effect of foreign currency rate fluctuations. We calculate revenue on a constant currency basis by applying a fixed planning rate of $1.30 Canadian dollar to $1.00 U.S. dollar foreign exchange rate to revenue originally booked in Canadian dollars for all applicable periods.

	Three Months Ended September 30,		Increase/ (Decrease)
	2019	2018	Amount	%
	(Dollars in millions)
Constant Currency Revenue:
Cloud
Dayforce
Recurring services	$109.6	$82.4	$27.2	33.0%
Professional services and other	34.5	28.0	6.5	23.2%
Total Dayforce revenue	144.1	110.4	33.7	30.5%
Powerpay
Recurring services	22.0	21.2	0.8	3.8%
Professional services and other	0.3	0.3	—	—
Total Powerpay revenue	22.3	21.5	0.8	3.7%
Total Cloud revenue	166.4	131.9	34.5	26.2%
Bureau
Recurring services	36.6	46.1	(9.5)	(20.6%)
Professional services and other	0.4	0.4	—	0.0%
Total Bureau revenue	37.0	46.5	(9.5)	(20.4%)
Total constant currency revenue	$203.4	$178.4	$25.0	14.0%

	Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018	Amount	%
	(Dollars in millions)
Constant Currency Revenue:
Cloud
Dayforce
Recurring services	$316.0	$237.5	$78.5	33.1%
Professional services and other	96.8	82.3	14.5	17.6%
Total Dayforce revenue	412.8	319.8	93.0	29.1%
Powerpay
Recurring services	65.4	64.0	1.4	2.2%
Professional services and other	0.9	0.9	—	—
Total Powerpay revenue	66.3	64.9	1.4	2.2%
Total Cloud revenue	479.1	384.7	94.4	24.5%
Bureau
Recurring services	125.8	157.4	(31.6)	(20.1%)
Professional services and other	1.5	2.1	(0.6)	(28.6%)
Total Bureau revenue	127.3	159.5	(32.2)	(20.2%)
Total constant currency revenue	$606.4	$544.2	$62.2	11.4%

Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA is a component of our management incentive plan and Adjusted EBITDA and Adjusted EBITDA margin are used by management to assess performance and to compare our operating performance to our competitors. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, and amortization, as adjusted to exclude net income (loss) from discontinued operations, sponsor management fees, non-cash charges for asset impairments, gain (loss) on assets and liabilities held in a foreign currency other than the functional currency of a company subsidiary, share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, transaction costs, and certain other non-recurring charges. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of total revenue. Management believes that Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the control of operating management.

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

Adjusted EBITDA and Adjusted EBITDA margin have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;
•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect the impact of share-based compensation and related employer taxes upon our results of operations;
•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect our income tax expense or the cash requirements to pay our income taxes; and
•	Adjusted EBITDA and Adjusted EBITDA margin do not reflect certain other non-recurring charges.

In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

The following table reconciles operating profit to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		As Adjusted (g)		As Adjusted (g)
	(Dollars in millions)
Operating profit	$6.5	$16.2	$52.6	$35.8
Other (expense) income, net	(1.6)	(0.9)	(4.7)	0.7
Depreciation and amortization	14.9	14.3	43.9	42.4
EBITDA from continuing operations (a)	19.8	29.6	91.8	78.9
Sponsorship management fees (b)	—	—	—	12.0
Intercompany foreign exchange loss (gain)	0.3	0.3	0.8	(2.5)
Share-based compensation	11.4	4.8	27.0	19.5
Severance charges (c)	0.8	1.1	4.4	4.1
Restructuring consulting fees (d)	1.5	0.6	3.6	3.1
Other non-recurring charges (e)	12.6	—	12.6	—
Transaction costs (f)	—	—	—	3.7
Adjusted EBITDA	$46.4	$36.4	$140.2	$118.8
Adjusted EBITDA margin	22.9%	20.4%	23.3%	21.8%

(a)	We define EBITDA from continuing operations as net income (loss) before interest, taxes, depreciation and amortization, and net income (loss) from discontinued operations.
(b)

Represents expenses related to our management, monitoring, consulting, transaction, and advisory fees and related expenses paid to the affiliates of our sponsors pursuant to the management agreement with THLM and Cannae. In April 2018, the management agreements terminated upon consummation of our IPO.

(c)	Represents costs for severance compensation paid to employees whose positions have been eliminated, resulting primarily from the shift of business from our Bureau solutions to our Cloud solutions.
(d)

Represents consulting fees and expenses incurred during the periods presented in connection with any acquisition, investment, disposition, recapitalization, equity offering, issuance or repayment of debt, issuance of equity interests, or refinancing.

(e)	Represents loss on unrecovered duplicate payments associated with our isolated service incident. Please refer to Note 16, “Commitments and Contingencies,” for further discussion.
(f)	Represents expenses related to the IPO and refinancing of our debt that were not eligible for capitalization.
(g)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

The following tables present a reconciliation of our reported results to our non-GAAP Adjusted EBITDA basis for all periods presented:

	Three Months Ended September 30, 2019
	As Reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$49.4	$0.9	$0.3	$—	$48.2
Professional services and other	37.6	0.5	—	—	37.1
Product development and management	17.5	1.0	—	—	16.5
Depreciation and amortization	9.0	—	—	—	9.0
Total cost of revenue	113.5	2.4	0.3	—	110.8
Sales and marketing	35.5	1.3	0.5	—	33.7
General and administrative	46.8	7.7	—	14.1	25.0
Operating profit	6.5	11.4	0.8	14.1	32.8
Other expense, net	1.6	—	—	0.3	1.3
Depreciation and amortization	14.9	—	—	—	14.9
EBITDA from continuing operations	$19.8	$11.4	$0.8	$14.4	$46.4

(a)	Other operating expenses includes intercompany foreign exchange loss (gain), restructuring consulting fees, and loss on unrecovered duplicate payments.

	Three Months Ended September 30, 2018
	As Reported As Adjusted (b)	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$49.1	$0.3	$0.3	$—	$48.5
Professional services and other	32.5	0.2	0.1	—	32.2
Product development and management	14.5	0.3	—	—	14.2
Depreciation and amortization	8.5	—	—	—	8.5
Total cost of revenue	104.6	0.8	0.4	—	103.4
Sales and marketing	28.2	0.7	—	—	27.5
General and administrative	29.1	3.3	0.7	0.6	24.5
Operating profit	16.2	4.8	1.1	0.6	22.7
Other expense, net	0.9	—	—	0.3	0.6
Depreciation and amortization	14.3	—	—	—	14.3
EBITDA from continuing operations	$29.6	$4.8	$1.1	$0.9	$36.4

(a)	Other operating expenses includes intercompany foreign exchange loss (gain) and restructuring consulting fees.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

	Nine Months Ended September 30, 2019
	As Reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$149.0	$2.1	$1.1	$—	$145.8
Professional services and other	107.1	1.2	0.4	—	105.5
Product development and management	49.1	2.2	0.1	—	46.8
Depreciation and amortization	26.7	—	—	—	26.7
Total cost of revenue	331.9	5.5	1.6	—	324.8
Sales and marketing	105.6	3.6	1.9	—	100.1
General and administrative	112.2	17.9	0.9	16.2	77.2
Operating profit	52.6	27.0	4.4	16.2	100.2
Other expense, net	4.7	—	—	0.8	3.9
Depreciation and amortization	43.9	—	—	—	43.9
EBITDA from continuing operations	$91.8	$27.0	$4.4	$17.0	$140.2

(a)	Other operating expenses includes intercompany foreign exchange loss (gain), restructuring consulting fees, and loss on unrecovered duplicate payments.

	Nine Months Ended September 30, 2018
	As Reported As Adjusted (b)	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$149.3	$1.7	$1.1	$—	$146.5
Professional services and other	98.7	1.0	0.7	—	97.0
Product development and management	43.3	0.9	0.1	—	42.3
Depreciation and amortization	25.7	—	—	—	25.7
Total cost of revenue	317.0	3.6	1.9	—	311.5
Sales and marketing	86.9	3.5	1.0	—	82.4
General and administrative	106.2	12.4	1.2	18.8	73.8
Operating profit	35.8	19.5	4.1	18.8	78.2
Other (income) expense, net	(0.7)	—	—	(2.5)	1.8
Depreciation and amortization	42.4	—	—	—	42.4
EBITDA from continuing operations	$78.9	$19.5	$4.1	$16.3	$118.8

(a)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), restructuring consulting fees, and transaction costs.
(b)	Please refer to Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, and due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-Q are not effective. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements, although we have engaged such a firm to provide audit and review services relating to the Company’s financial statements for the current fiscal year ending December 31, 2019. Presently, we are an “Emerging Growth Company” (“EGC”) as that term is defined in each of Section 2(a)(19) of the Securities Act and Section 3(a)(80) of the Exchange Act, which means that our management is not required to perform an annual assessment of the effectiveness of our internal control over financial reporting. Because we now expect our EGC status to end on or before December 31, 2019, we believe that management will be required to conduct an ICFR assessment for the current fiscal year, and the company to include management’s report in our Annual Report on Form 10-K for the fiscal year ending December 31, 2019. Should this occur, our independent public registered accounting firm will be required to attest to and report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting in connection with its audit of our annual financial statements to be included in such Form 10-K.

We identified an isolated service incident on September 26, 2019, that resulted in duplicate payments for certain of our U.S. payroll customers totaling $18.8 million. We have recorded a loss for the full amount of unrecovered duplicate payments as of September 30, 2019, less funds subsequently recovered through October 31, 2019. Our recovery efforts are ongoing, and future collections will be recognized as a reduction to selling, general, and administration expense in the period recovered.

As a result of the above, we identified a material weakness in our internal control over financial reporting as we have determined that our controls to detect duplicate payments, in advance of funding, were ineffective due to not sufficiently designing controls to detect such duplicate payments.  As a result of this material weakness, we concluded that our internal control over financial reporting was ineffective as of September 30, 2019. We have subsequently implemented additional monitoring controls to detect and to prevent duplicate payments in advance of funding.

We have performed additional analyses and other procedures to enable management to conclude that, notwithstanding the existence of the material weakness described above, the condensed consolidated financial statements and related footnotes included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP. Please refer to Note 16 to the condensed consolidated financial statements for additional information.

Changes in Internal Control over Financial Reporting

Except for the material weakness discussed above, there have been no other changes to our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity. Discussion of Legal Matters is incorporated by reference from Part I, Item 1, Note 16, “Commitments and Contingencies,” of this Form 10-Q and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

ITEM 1A. RISK FACTORS

We expect that our Form 10-K for the year ended December 31, 2019 will include the below risk factor. Other than the below, there have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our 2018 Form 10-K which is accessible on the SEC’s website at www.sec.gov.

Our recently identified material weakness in our internal control over financial reporting and our failure to remediate such material weakness and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition, and results of operations.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our IPO, which is the year ended December 31, 2019, and in each year thereafter. Our auditors will also need to attest to the effectiveness of our internal control over financial reporting in the future to the extent that we are no longer an emerging growth company, as defined by the JOBS Act, and are not a smaller reporting company.

In the third quarter of 2019, we identified a material weakness related to an isolated service incident that resulted in duplicate payments for certain of our U.S. payroll customers. As a result, we have determined that our controls to detect duplicate payments were ineffective.  As a result of this material weakness, we concluded that our internal control over financial reporting was ineffective as of September 30, 2019. Although we have subsequently implemented additional monitoring controls to detect and to prevent duplicate payments in advance of funding, remediation will not be considered complete until the applicable controls have operated effectively for a sufficient period of time. We expect the material weakness will be fully remediated before December 31, 2019. However, we cannot guarantee that this material weakness will be remediated or that we will not have additional material weaknesses in the future. Please see Part I., Item 4. “Controls and Procedures” for a complete description of this material weakness and remediation. Additionally, this material weakness could impact our customer relationships and result in additional loss and reputational risk.  In 2017, we identified a material weakness related to our assessment of valuation allowance and classification of deferred tax liabilities associated with intangible assets for 2016 and prior periods. We remediated the material weakness and did not have a material weakness in connection with the 2017 audit. We may identify additional material weaknesses in internal controls in future periods. If we are unable to maintain adequate internal control over financial reporting or if we identify additional material weaknesses in our internal control over financial reporting or are unable to adequately remediate any material weaknesses that are identified, we may be unable to report our financial information accurately on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules, may breach the covenants under our credit facilities, and incur additional costs. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

10.1

Waiver Agreement, dated as of September 6, 2019, by and among Ceridian HCM Holding Inc., Cannae Holdings, LLC, and certain funds affiliated with Thomas H. Lee Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on September 6, 2019, dated September 4, 2019).

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

CERIDIAN HCM HOLDING INC.

Date: November 7, 2019	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Arthur Gitajn
		Name:	Arthur Gitajn
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)