Form 10-K
period 2019-12-31
Ceridian HCM Holding Inc.
filed 2020-02-28
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38467

Ceridian HCM Holding Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-3231686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3311 East Old Shakopee Road

Minneapolis, Minnesota 55425

(952) 853-8100

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	CDAY	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the $50.20 closing price of the shares of common stock on the New York Stock Exchange on June 30, 2019, was $3,397.4 million.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2020 was 144,710,100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders, scheduled to be held on April 28, 2020, are incorporated by reference into Part III of this Form 10-K.

i

Unless the context requires otherwise, references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 of Ceridian HCM Holding Inc. and subsidiaries (“Form 10-K”) to “our company,” the “Company,” “we,” “us,” “our,” and “Ceridian” refer to Ceridian HCM Holding Inc. and its direct and indirect subsidiaries on a consolidated basis.

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

Payroll and Tax

Our payroll capabilities provide customers with the tools needed to accurately and compliantly manage their payroll processes. Through our Dayforce platform, users in the United States, Canada, the United Kingdom, and Australia are able to make updates to time and pay in real-time. In countries where we do not currently offer localized payroll, Dayforce ConnectedPay provides payroll aggregation features that allow an organization to have a centralized view of their global payroll. ConnectedPay automates the data exchange with in-country payroll providers and provides a consistent self-service experience for employees to view earnings statements and associated payroll documentation. Dayforce calculates, withholds, and files payroll related taxes in the United States, Canada, the United Kingdom, and Australia as part of our localized payroll offering.

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

Powerpay

We offer Powerpay for Canadian organizations with fewer than 100 employees. Powerpay is a cloud platform that provides scalable and straightforward payroll and HR solutions. Specifically designed for small businesses, Powerpay enables clients to pay their employees accurately and on-time. As of December 31, 2019, Powerpay had approximately 38,000 customer accounts.

Bureau

Our Bureau solutions offer payroll and payroll-related services using legacy technology. We invest in maintenance and necessary updates to support our Bureau customers. We generally stopped selling our Bureau solutions to new customers in the United States in 2012, and in Canada in 2015, and continue to convert Bureau customers to our Dayforce platform.

Revenue by Product and Service

For a quantitative discussion of our revenue by solution, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Customers

Dayforce is designed to serve organizations with 100 to over 100,000 employees. The Dayforce customer base has increased from 482 as of December 31, 2012 to 4,363 customers live on the platform as of December 31, 2019. In addition, we had over 640 net new Dayforce customers contracted, but not yet live on Dayforce as of December 31, 2019. We expect the majority of these Dayforce customers to be taken live in 2020. For 2019, our 4,363 live Dayforce customers represented approximately 3.9 million active global users. We define a customer as a single organization, such as a company, a non-profit association, an educational institution, or government entity. We also have approximately 38,000 Powerpay customer accounts. No single customer accounted for more than 1% of our revenues during the year ended December 31, 2019.

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

Our R&D team is responsible for the design, development, and testing of our applications. We believe that our modern cloud technology stack, agile design and development methodology, and efficient software deployment process enable us to innovate quickly in response to industry trends. We host Dayforce and Powerpay applications and serve all of our customers from data centers operated by third party providers, primarily NaviSite, in Boston, Massachusetts; Redhill, England; Santa Clara, California; Toronto, Canada; Vancouver, Canada; Woking, England; Sydney, Australia; London, England; and Oregon. We also host Dayforce Australia in Microsoft Azure in Melbourne, Australia and Sydney, Australia. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Additionally, we host our internal systems through data centers that we operate and lease or own in Atlanta, Georgia; Fountain Valley, California; Louisville, Kentucky; and St. Petersburg, Florida.

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

Employees and Culture

As of December 31, 2019, we had 5,011 active employees, including 4,168 in North America, Europe, and Australia, and 843 in Mauritius. We also engage temporary employees and consultants when needed to enhance our workforce. None of our employees are represented by a labor union, and we have never experienced any work stoppages.

Ceridian believes in diversity and equality for all people and fosters a culture that engages and celebrates our employees. In 2019, we were recognized with over 15 awards related to our company culture and workplace experiences, including Great Place to Work certification (Canada and United States), Fortune 100 Best Workplace for Diversity, 2019 Working Mother 100 Best Companies, and 2019 Working Mother Best Companies for Dads.

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

Executive Officers

The following table sets forth the names and ages, as of February 28, 2020, and titles of the individuals who serve as our executive officers. Certain biographical information with respect to those executive officers follows the table.

Name	Age	Position
David D. Ossip	53	Chairman and Chief Executive Officer
Leagh E. Turner	48	President and Chief Operating Officer
Christopher Armstrong	51	Executive Vice President, Chief Customer Officer
Arthur Gitajn	67	Executive Vice President and Chief Financial Officer
Scott A. Kitching	50	Executive Vice President, General Counsel and Assistant Secretary

David D. Ossip

Mr. Ossip is our Chairman and Chief Executive Officer, positions he has held since August 2015 and July 2013, respectively. Mr. Ossip joined the Company following the Company’s acquisition of Dayforce Corporation in 2012, where he held the position of chief executive officer. Mr. Ossip is currently a director for Ossip Consulting Inc. and OSDAC Corp.

Leagh E. Turner

Ms. Turner has served as our President since August 2018 and Chief Operating Officer since February 2020. Prior to joining the Company, Ms. Turner held the position of global chief operating officer, strategic customer program of SAP from October 2016 to August 2018. In addition, Ms. Turner held the positions of acting chief operating officer of SAP Europe, Middle East, and Africa region from March 2017 to August 2017, acting president of SAP Canada Inc. from August 2015 to January 2016, chief operating officer of SAP Canada Inc. from February 2014 to October 2016, and vice president, sales central region of SAP Canada Inc. from July 2010 to February 2014.

Christopher Armstrong

Mr. Armstrong is our Executive Vice President, Chief Customer Officer, a position he has held since February 2020. Mr. Armstrong previously served as our Executive Vice President, Chief Operating Officer from May 2019 until February 2020.  In addition, Mr. Armstrong has held the positions of Executive Vice President of Operations from March 2018 until May 2019; Executive Vice President of Customer Support from April 2016 to March 2018, Senior Vice President of U.S. Service from October 2014 to April 2016, and Senior Vice President of U.S. Account Management from January 2013 to October 2014. Prior to January 2013, Mr. Armstrong held a number of commercial and operational leadership roles during his tenure with Ceridian which began in 2004.

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

We have incurred net losses and negative cash flows from operating activities over the last few years as we made substantial investments in developing, launching, and selling our Cloud solutions. In addition, our highly leveraged capital structure has had a negative effect on our profitability. We had net income of $3.3 million in the year ended December 31, 2017, net loss of $60.6 million in the year ended December 31, 2018, and net income of $78.7 million in the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $229.8 million. We incurred negative cash flows from operating activities of $39.8 million in the year ended December 31, 2017, and positive cash flows from operating activities of $9.5 million in the year ended December 31, 2018, and $50.6 million in the year ended December 31, 2019. To the extent we are successful in increasing our Cloud customer base, we may also incur increased net losses and negative cash flows from operating activities because costs associated with acquiring and implementing new Cloud customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements. Our recent growth in revenues may not be indicative of our future performance. Additionally, while the majority of our revenue comes from fees charged for use of the software, we are developing new products and services, which may initially have a lower profit margin than our existing Cloud solutions, which could have a material adverse effect on our business, financial condition, and results of operations. Although we believe we will be able to reach profitability and attain positive cash flows from operating activities in the next few years, we cannot provide any assurance that we will able to do so in the future.

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

Our revenues from our Cloud solutions have grown substantially over the last few years. Our total Cloud revenues grew from $409.9 million in 2017 to $528.8 million in 2018 and $660.0 million in 2019, a growth rate of 29.0% and 24.8%, respectively. Any factor adversely affecting sales of our Cloud solutions, including application release cycles, delays, or failures in new product functionality, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could have a material adverse effect on our business, financial condition, and results of operations. Our participation in new markets for native payroll, and application expansion in succession management, learning management, and compensation management, is relatively new, and it is uncertain whether these areas will ever result in significant revenues for us. Further, the entry into new markets or the introduction of new features, functionality, or applications beyond our current markets and functionality may not be successful.

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

Our applications are inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our applications could result in:

•	loss or delayed market acceptance and sales;
•	breach of warranty or other contractual claims for damages incurred by customers;

•	errors in application output and resulting fines or penalties;
•	sales credits or refunds;
•	loss of customers;
•	diversion of development and customer service resources; and
•	injury to our reputation;

any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the costs incurred in correcting any material defects or errors might be substantial.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or to contain inaccuracies that our customers regard as significant. Furthermore, the availability or performance of our applications could be adversely affected by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain of these events. Because of the nature of our business, our reputation could be harmed as a result of factors beyond our control. For example, because our customers access our applications through their Internet service providers, if a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ access to or experience with our applications, which could adversely affect our reputation or our customers’ perception of our applications’ reliability or otherwise have a material adverse effect on our business, financial condition, and results of operations.

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

We have experienced significant growth in the number of users, transactions, and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer activations and the expansion of existing customer activations. In addition, we need to properly manage our technological operations infrastructure to support version control, changes in hardware and software parameters, and the evolution of our applications. However, the provision of new hosting infrastructure requires significant lead time. We have experienced, and may in the future experience, website disruptions, outages, and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, increased resource consumption from expansion or modification to our Dayforce code, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject them to financial penalties, causing us to incur financial liabilities and customer losses; and our operations infrastructure may fail to keep pace with increased sales, causing new customers to experience delays as we seek to obtain additional capacity, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Upkeep of data centers

We host Dayforce and Powerpay applications and serve all of our customers from data centers operated by third party providers, primarily NaviSite, in Boston, Massachusetts; Redhill, England; Santa Clara, California; Toronto, Canada; Vancouver, Canada; Woking, England; Sydney, Australia; London, England; and Oregon. We also host Dayforce Australia in Microsoft Azure in Melbourne, Australia and Sydney, Australia. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. These parties may also seek to cap their maximum contractual liability resulting in us being financially responsible for losses caused by their actions or omissions. Additionally, we host our internal systems through data centers that we operate and lease or own in Atlanta, Georgia; Fountain Valley, California; Louisville, Kentucky; and St. Petersburg, Florida. If we are unable to renew our agreements with our third party providers or to renew our leases on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with any such transfer. Both our third party data centers and data centers that we lease and operate are subject to break-ins, sabotage, intentional acts of vandalism, and other misconduct. Any such acts could result in a breach of the security of our or our customers’ data.

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

Processing of electronic funds transfers

We currently have agreements with four banks in the United States, two banks in Canada, and one financial payments company in the United Kingdom to execute electronic funds transfers to support our customer payroll and tax services in the United States, Canada, and the United Kingdom. If one or more of these parties fails to process electronic funds transfers on a timely basis, or at all, then our relationship with our customers could be harmed and we could be subject to claims by a customer with respect to the failed transfers, with little or no recourse to the banks. In addition, these parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all, and transferring to alternative providers could prove time-consuming and costly. If these parties terminate their relationships with us, restrict or fail to increase the dollar amounts of funds that they will process on behalf of our customers, their doing so may impede our ability to process funds and could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business depends on our ability to implement our solutions on a timely, accurate, and cost-efficient basis and to provide professional services demanded by our customers. Implementation and other professional services may be performed by our own staff, by a third party, or by a combination of the two. Although we perform the majority of our implementations and other professional services with our staff, in some instances we work with third parties to increase the breadth of capability and depth of capacity for delivery of certain services to our customers. In 2019, we used third parties to assist us in approximately 20% of our implementation services. If a customer is not satisfied with the quality of work performed by us or a third party or with the implementation or type of professional services or applications delivered, or there are inaccuracies or errors in the work delivered by the third party, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with such services could damage our ability to expand the number of applications subscribed to by that customer or we could be liable for loss or damage suffered by the customer as a result of such third party’s actions or omissions, any of which could have a material adverse effect on our business, financial condition, and results of operations. If a new customer is dissatisfied with professional service, either performed by us or a third party, the customer could refuse to go-live, which could result in a delay in our collection of revenue or could result in a customer seeking repayment of its implementation fees or suing us for damages, or could force us to enforce the termination provisions in our customer contracts in order to collect revenue. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may affect our ability to compete for new business with current and prospective customers, which could also have a material adverse effect on our business, financial condition, and results of operations.

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

We may pay employees and taxing authorities amounts due for a payroll period before a customer’s electronic funds transfers are settled with finality to our trust account, or we may make erroneous payments to employees, taxing authorities, or other entities. If customer payments are rejected by banking institutions or otherwise fail to clear into our trust accounts or if erroneous payments are not quickly resolved, we may require additional sources of short-term liquidity which could have a material adverse effect on our business, financial condition, and results of operations.

Our payroll processing business involves the movement of significant funds from the account of a customer to employees and to relevant taxing authorities. We debit a customer’s account prior to any disbursement on its behalf. Under certain circumstances, funds previously credited to our trust account could be reversed after our payment of amounts due to employees and taxing and other regulatory authorities. We also face the risk that an erroneous payment instruction may trigger duplicate payments to payroll customers. There is, therefore, a risk that the employer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such funding shortage or erroneous payments and accompanying financial exposure has only occurred in limited instances in the past, should customers default on their payment obligations in the future or should erroneous payment recovery be unsuccessful, we may be required to advance substantial amounts of funds to cover such obligations. In such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, which could have a material adverse effect on our business, financial condition, and results of operations. Further, should a customer whose funds are reversed subsequently have financial difficulty, collection of the funds advanced by us on its behalf may be difficult.

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

Approximately 30% of our revenue for each of the years ended December 31, 2019, 2018, and 2017, was obtained from companies headquartered outside of the United States, primarily from Canada, which accounted for 29.9%, 30.6%, and 30.6% of our revenue in such periods, respectively. Our Ceridian Canada Ltd. (“Ceridian Canada”) operations provide certain HCM solutions for our Canadian customers. We are continuing to expand our international Cloud solutions into other countries. As such, our international operations are subject to risks that could adversely affect those operations or our business as a whole, including:

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

Our Mauritius operations, which employ 843 employees as of December 31, 2019, are subject to the laws and regulations of the Republic of Mauritius. The continuance of these operations depends upon compliance with applicable Mauritius environmental, health, safety, labor, social security, pension, and other laws and regulations. Failure to comply with such laws and regulations could result in fines, penalties, or lawsuits. In addition, there is no assurance that we will be able to comply fully with applicable laws and regulations should there be any amendment to the existing regulatory regime or implementation of any new laws and regulations. Changes in the laws and regulations in Mauritius or our non-compliance with applicable laws and regulations could have a material adverse effect on our business, financial condition, and results of operations. Additionally, Mauritius lacks the infrastructure of countries in which we do business, such as the United States, Canada, and the United Kingdom. Any disruption to the electrical grid or catastrophic event in Mauritius could result in a longer response time in our ability to address the issue due to the remote geographic location of Mauritius, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our business and operations in Mauritius entail the procurement of licenses and permits from the relevant authorities. Difficulties or failure in obtaining the required permits, licenses, and certificates could result in our inability to continue our business in Mauritius in a manner consistent with past practice, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the event that the carrying amount of goodwill or other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. In the future, if our acquisitions do not yield expected returns, we may be required to record charges based on this impairment assessment process, which could have a material adverse effect on our financial condition and results of operations.

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

Our data centers are located in Atlanta, Georgia; Fountain Valley, California; Louisville, Kentucky; St. Petersburg, Florida. Additionally, our data centers hosted by third parties and our corporate offices are located in Boston, Massachusetts; Melbourne, Australia; Minneapolis, Minnesota; Redhill, England; Santa Clara, California; Sydney, Australia; Toronto, Canada; Vancouver, Canada; Woking, England; London, England; and Oregon. Any location in any part of the world is susceptible to natural disasters or other risks beyond our control and its third party contractors that could impact operations. For example, the west coast of the United States contains active earthquake zones, the Midwest is subject to periodic tornadoes, and the east coast is subject to seasonal hurricanes and snowstorms. Additionally, we employ a substantial number of employees located in the Republic of Mauritius, which is subject to seasonal hurricanes, and the geographic remoteness of the location may create additional delays in recovery from any catastrophic event. Additionally, we rely on our network and third party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, tornado, hurricane, or catastrophic event, such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack in any of our domestic or international locations, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

We maintain defined benefit pension plans covering employees who meet age and service requirements. While our U.S. pension plans have been closed and frozen, our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our plan participants, the level of plan assets available to fund those obligations, and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets. Assets available to fund the pension and other postemployment benefit obligations of our plans, as of December 31, 2019, were approximately $425.6 million, or approximately $137.0 million less than the measured pension and post-retirement benefit obligation on a GAAP basis. In addition, any changes in the discount rate could result in a significant increase or reduction in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.

Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition, and results of operations.

As a public company, we are required to design and maintain proper and effective internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.  The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is challenging and costly. In the future, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion.

In the third quarter of 2019, we identified a material weakness related to an isolated service incident that resulted in duplicate payments for certain of our U.S. payroll customers. As a result, we determined that our controls to detect duplicate payments were ineffective.  As a result of this material weakness, we concluded that our internal control over financial reporting was ineffective as of September 30, 2019. We subsequently implemented additional monitoring controls to detect and to prevent duplicate payments in advance of funding, and remediation was considered fully complete as of December 31, 2019.  In 2017, we identified a material weakness related to our assessment of valuation allowance and classification of deferred tax liabilities associated with intangible assets for 2016 and prior periods, and considered it remediated as of December 31, 2017. We may identify additional material weaknesses in internal controls in future periods. If we are unable to maintain adequate internal control over financial reporting or if we identify additional material weaknesses in our internal control over financial reporting or are unable to adequately remediate any material weaknesses that are identified, we may be unable to report our financial information accurately on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules, may breach the covenants under our credit facilities, and incur additional costs. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements, which could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2031 and 2020 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could have a material adverse effect on our financial condition and results of operations.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and to interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our previously reported results of operations and could affect the reporting of transactions completed before the announcement of a change. Please refer to Part II, Item 8, Note 2, “Summary of Significant Accounting Policies”, of this report for our assessment of recently issued and adopted accounting pronouncements.

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

Our outstanding indebtedness as of December 31, 2019 consisted of (i) a Senior Term Loan in the original principal amount of $680.0 million and (ii) a $300.0 million committed Revolving Facility. The Senior Credit Facilities are secured substantially by all of our assets. The Senior Term Loan has a maturity date of April 30, 2025, and the Revolving Facility has a maturity date of April 30, 2023. As of December 31, 2019, we had $671.5 million outstanding principal under our Senior Term Loan and no principal outstanding under our Revolving Facility.

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

The agreements governing Senior Credit Facilities contains a financial covenant applicable only to the Revolving Facility, which requires that we maintain a ratio of consolidated first lien debt to EBITDA (with certain adjustments as set forth in the agreements governing our Senior Credit Facilities) below a specified level on a quarterly basis. However, such requirement is applicable at the end of a fiscal quarter only if more than 35% of the Revolving Facility (with an exclusion for certain letters of credit) is drawn at the end of such fiscal quarter. Our ability to meet that financial ratio can be affected by events beyond our control, and we cannot assure you that we will be able to meet that ratio. The covenant did not apply as of December 31, 2019, but there can be no assurance that we will be in compliance with such covenant in the future. A breach of any covenant or restriction contained in the agreements governing our Senior Credit Facilities could result in a default under those agreements. If any such default occurs, a majority of the lenders under the Senior Credit Facilities (or, in the case of the financial covenant described above, a majority of the lenders under the Revolving Facility), may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Senior Term Loan and Revolving Facility also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. Further, following an event of default under the agreements governing our Senior Credit Facilities, the administrative agent, on behalf of the secured parties under the Senior Credit Facilities, will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Senior Term Loan or Revolving Facility was to be accelerated, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

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

As of February 25, 2020, there were 144,710,100 shares of our common stock outstanding. Additionally, as of December 31, 2019, we have 32,868,404 registered shares of common stock reserved for issuance under our equity incentive plans of which options to purchase 13,213,218 shares of common stock and 819,818 restricted stock units representing 14,033,036 shares of common stock are outstanding. We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Of the 144,386,618 shares of common stock outstanding, 45,002,305 shares are restricted securities within the meaning of Rule 144 under the Securities Act and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act, or are sold pursuant to an exemption from registration such as Rule 144 or Rule 701. We have granted customary demand and piggyback registration rights to our financial sponsors and certain of our other stockholders party to the registration rights agreement with us. Our financial sponsors include affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL’) and Cannae Holdings, Inc. (“Cannae”). Should THL and Cannae or any other stockholders further exercise their registration rights, the shares registered would no longer be restricted securities and would be freely tradable in the open market.

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

We are party to a voting agreement with THL and Cannae, which provides THL and Cannae with rights to nominate a number of designees to our Board.

In connection with the initial public offering (“IPO”), we entered into a voting agreement with THL and Cannae. Pursuant to the voting agreement, for so long as THL and Cannae collectively hold 50% or more of the then outstanding voting power, then THL and Cannae shall have the power to designate a total of five directors to the Board. After THL and Cannae cease to collectively hold 50% or more of the then outstanding voting power, then each of THL and Cannae will be able to in their own right designate four directors, for so long as it holds at least 40% of the then outstanding voting power; three directors, for so long as it holds at least 30% of the then outstanding voting power; two directors, for so long as it holds at least 20% of the then outstanding voting power; and one director, for so long as it holds at least 10% of the then outstanding voting power. As of February 25, 2020, Cannae held at least 10% of the outstanding voting power, and can designate one director to the Board. The voting agreement will terminate as to each of THL and Cannae when they are no longer entitled to designate a director to the Board, and will terminate upon the time when neither is entitled to designate a director to the Board. Additionally, in the event a lender forecloses on any shares of our common stock pledged in connection with any loan, advances or extensions of credit that Cannae may enter into, it could have an effect on THL and Cannae’s ability to designate directors under the voting agreement.

The voting agreement grants THL and Cannae the right to determine the total number of directors during the term of the voting agreement. THL and Cannae could use this provision to maintain a majority representation even though they collectively hold less than 50% of the outstanding voting power by decreasing the size of the Board. THL and Cannae may have a right to designate a majority of our Board under the present Board composition even though they collectively or individually hold less than 50% of our then outstanding voting power. Finally, pursuant to the voting agreement, for so long as each of THL and Cannae are entitled to designate a director to the Board, THL and Cannae will be required to vote all of their shares, and take all other necessary actions, to cause the Board to include the individuals designated as directors by THL and Cannae (as applicable). As a result, it is possible that the interests of THL and Cannae may in some circumstances conflict with our interests and the interests of our other stockholders.

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

We have major North American offices in: Atlanta, Georgia; Alpharetta, Georgia; Fountain Valley, California; Honolulu, Hawaii; Minneapolis, Minnesota; St. Petersburg, Florida; Montreal, Canada; Ottawa, Canada; Toronto, Canada; and Winnipeg, Canada. In addition, we have offices in Ebene, Mauritius; Glasgow, Scotland; Sydney, Australia; and Melbourne, Australia.  We lease all facilities, except for our St. Petersburg, Florida, facility, which we own. We believe that our current facilities meet our needs, and we are confident that we will be able to obtain additional space on commercially reasonable terms to accommodate future growth.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity. Discussion of Legal Matters is incorporated by reference from Part II, Item 8, Note 18, “Commitments and Contingencies,” of this Form 10-K and should be considered an integral part of Part I, Item 3, “Legal Proceedings”.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has traded on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange under the symbol “CDAY” since April 26, 2018.  Prior to that time, there was no public market for our shares.

Dividend Policy

We do not currently intend to pay cash dividends on our common stock in the foreseeable future.  However, in the future, subject to factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends.

Stockholders

As of December 31, 2019, there were 105 stockholders of record of our common stock.  The actual number of stockholders is considerably greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold by the Registrant in transactions that were exempt from the requirements of the Securities Act during the years ended December 31, 2019 and 2018:

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

The following graph compares the cumulative total shareholder returns on our common stock with the cumulative total return on the S&P 500 Index and the S&P 1500 Application Software Index.  The graph assumes $100 was invested in each, based on closing prices, from our initial public offering to the last trading day of each quarter for the period April 26, 2018 (the date our common stock began trading on the NYSE) through December 31, 2019.  Stock price performance shown in the Stock Performance Graph for our common stock is historical and not necessarily indicative of future performance.

Item 6. Selected Financial Data.

The following tables set forth selected historical consolidated financial data for the periods as of the dates indicated. We derived the consolidated statements of operations data and the consolidated balance sheet data from our audited consolidated financial statements included elsewhere in this report. Our historical results reflect the adoption of FASB Accounting Standards Codification (“ASC”) Topic 606 on a retrospective basis. Please refer to our Current Report on Form 8-K filed on May 21, 2019, which discloses the impacts of the adoption of ASC Topic 606, “Revenue from Contracts with Customers,” on our historical consolidated financial statements.

Our historical results are not necessarily indicative of future results of operations. You should read the information set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions, except share and per share amounts)
Consolidated Statements of Operations Data:
Total revenue	$824.1	$740.7	$676.2
Cost of revenue	455.9	425.8	406.7
Selling, general, and administrative expenses	295.9	258.8	214.1
Operating profit	72.3	56.1	55.4
Interest expense, net	32.4	83.2	87.1
Other expense (income), net	5.6	(0.2)	8.8
Income (loss) from continuing operations before income taxes	34.3	(26.9)	(40.5)
Income tax (benefit) expense	(44.4)	8.4	(48.5)
Income (loss) from continuing operations	78.7	(35.3)	8.0
Loss from discontinued operations	—	(25.8)	(6.0)
Net income (loss)	78.7	(61.1)	2.0
Net loss attributable to noncontrolling interest	—	(0.5)	(1.3)
Net income (loss) attributable to Ceridian	$78.7	$(60.6)	$3.3
Net income (loss) per share attributable to Ceridian:
Basic	$0.55	$(0.60)	$(0.26)
Diluted	$0.53	$(0.60)	$(0.26)
Weighted average shares outstanding:
Basic	142,049,112	114,049,682	65,204,960
Diluted	148,756,592	114,049,682	65,204,960

	As of December 31,
	2019	2018	2017
	(Dollars in millions)
Consolidated Balance Sheet Data:
Cash and equivalents	$281.3	$217.8	$94.2
Total assets	6,085.7	5,247.8	6,817.9
Long-term debt (1)	666.3	663.5	1,119.8
Total liabilities	4,203.4	3,632.3	5,606.9
Working capital	252.0	164.5	180.5
Total stockholders’ equity	$1,882.3	$1,615.5	$1,173.2

(1)	Excludes the current portion of our long-term debt of $10.8 million as of December 31, 2019, $6.8 million as of December 31, 2018, and $0.0 million as of December 31, 2017.

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

Dayforce provides HR, payroll, benefits, workforce management, and talent management functionality. Our platform is used by organizations, regardless of industry or size, to optimize management of the entire employee lifecycle, including attracting, engaging, paying, deploying, and developing their people. Dayforce was built as a single application from the ground up that combines a modern, consumer-grade user experience with proprietary application architecture, including a single employee record and a rules engine spanning all areas of HCM. Dayforce provides continuous real-time calculations across all modules to enable, for example, payroll administrators access to data through the entire pay period, and managers access to real-time data to optimize work schedules. Our platform is designed to make work life better for our customers and their employees by improving HCM decision-making processes, streamlining workflows, revealing strategic organizational insights, and simplifying legislative compliance. The platform is designed to ease administrative work for both employees and managers, creating opportunities for companies to increase employee engagement. We are a founder-led organization, and our culture combines the agility and innovation of a start-up with a history of deep domain and operational expertise.

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to more than 4,350 live Dayforce customers, representing approximately 3.9 million active global users as of December 31, 2019. In 2019, we added over 640 net new live Dayforce customers. Our customers vary across industries, and no single customer constituted more than 1% of our revenues for the year ended December 31, 2019. We have experienced significant Cloud revenue growth at scale, particularly from Dayforce, which has grown at a compound annual growth rate (“CAGR”) of more than 50% since 2012. Our annual Cloud revenue retention rate continues to exceed 95% due to our focus on solving complex problems and our superior customer experience.

The following table presents Dayforce revenue by quarter from 2012 to 2019.

Our Business Model

Our business model focuses on supporting the rapid growth of Dayforce and maximizing the lifetime value of our Dayforce customer relationships. Due to our subscription model, where we recognize subscription revenues ratably over the term of the subscription period, and our high customer retention rates, we have a high level of visibility into our future revenues. The profitability of a customer to our business depends, in large part, on how long they have been a customer. Because in our current business model, PEPM subscription fees are not charged until the customer goes live, and because we incur costs in advance of receiving PEPM revenue that are not offset by our implementation fees, we estimate that it takes approximately 2 years before we are able to recover our implementation, customer acquisition, and other direct costs on a new Dayforce customer contract.

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

	Year Ended December 31,
	2019	2018	2017
Live Dayforce customers	4,363	3,718	3,001
Annual Cloud revenue retention rate (a)	96.3%	96.0%	96.7%
Cloud annualized recurring revenue (ARR) (a) (Dollars in millions)	$582.0	$476.2	$366.7
Adjusted EBITDA (b) (Dollars in millions)	$184.6	$160.6	$131.4
Adjusted EBITDA margin	22.4%	21.7%	19.4%

(a)

Annual Cloud revenue retention rate and Cloud annualized recurring revenue are calculated on an annual basis, and the disclosure reflects data as of the most recent fiscal year end. Please see below for further explanation.

(b)	For a reconciliation of Adjusted EBITDA to operating profit, please refer to the “Non-GAAP Measures” section.

Live Dayforce Customers

We use the number of customers live on Dayforce as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. As shown in the following table, the number of customers live on Dayforce has increased from 482 as of December 31, 2012 to 4,363 as of December 31, 2019. In addition, we had approximately 500 net new Dayforce customers contracted, but not yet live on Dayforce as of December 31, 2019. We expect the majority of these Dayforce customers to be taken live in 2020. For 2019, our 4,363 live Dayforce customers represented approximately 3.9 million active global users.

As our business and go-to-market strategy continues to evolve, in 2019, we modified our customer segmentation for increased relevance. The Dayforce customer data disclosed below has been updated to reflect this new customer segmentation for all periods presented. We market Dayforce to customers of all sizes, including small (under 500 employees), major (500 to 5,999 employees), and enterprise (6,000 or more employees). For 2019, small businesses accounted for 12% of the total number of active global users, major businesses accounted for 52% of the total number of active global users, and enterprise businesses accounted for 36% of the total number of active global users.

From 2018 to 2019, live Dayforce customers increased from 3,718 to 4,363, a net increase of 645. Of the customers taken live during 2019, 72% represented net new customers to Dayforce, and the remainder were migration customers from our Bureau solution. Of the net new customers to Dayforce, small businesses accounted for 11% of the total number of active global users, major businesses accounted for 49% of the total number of active global users, and enterprise businesses accounted for 40% of the total number of active global users. Of the migration customers, small businesses accounted for 15% of the total number of active global users, major businesses accounted for 56% of the total number of active global users, and enterprise businesses accounted for 29% of the total number of active global users.

From 2017 to 2018, live Dayforce customers increased from 3,001 to 3,718, a net increase of 717. Of the customers taken live during 2018, 77% represented net new customers to Dayforce and the remainder were migration customers from our Bureau solutions. Of the net new customers to Dayforce, small businesses accounted for 9% of the total number of active global users, major businesses accounted for 57% of the total number of active global users, and enterprise businesses accounted for 34% of the total number of active global users. Of the migration customers, small businesses accounted for 23% of the total number of active global users, major businesses accounted for 64% of the total number of active global users, and enterprise businesses accounted for 13% of the total number of active global users.

The following table sets forth the number of live Dayforce customers at the end of the years presented:

Annual Cloud Revenue Retention Rate

Our annual Cloud revenue retention rate measures the percentage of revenues that we retain from our existing Cloud customers. We use this retention rate as an indicator of customer satisfaction and future revenues. We calculate the annual Cloud revenue retention rate as a percentage, where the numerator is the Cloud annualized recurring revenue for the prior year, less the Cloud annualized recurring revenue from lost Cloud customers during that year; and the denominator is the Cloud annualized recurring revenue for the prior year. Our annual Cloud revenue retention rate has been 95% or above for the years ended December 31, 2019, 2018, and 2017. We set annual targets for Cloud revenue retention rate and monitor progress toward those targets on a quarterly basis by reviewing known and anticipated customer losses. Our Cloud revenue retention rate may fluctuate as a result of a number of factors, including the mix of Cloud solutions used by customers, the level of customer satisfaction, and changes in the number of users live on our Cloud solutions.

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

Constant Currency Revenue

We present revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. We have calculated revenue on a constant currency basis by applying a fixed rate of $1.30 Canadian dollar to $1.00 U.S. dollar foreign exchange rate to revenues originally booked in Canadian dollars for all applicable historical periods. Please refer to the “Non-GAAP Measures” section for additional information on our constant currency revenue.

Adjusted EBITDA and Adjusted EBITDA margin

We believe that Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA is a component of our management incentive plan and Adjusted EBITDA and Adjusted EBITDA margin are used by management to assess performance and to compare our operating performance to our competitors. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude net income or loss from discontinued operations, sponsor management fees, non-cash charges for asset impairments, gains or losses on assets and liabilities held in a foreign currency other than the functional currency of a company subsidiary, share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, transaction costs, and certain other non-recurring charges. Adjusted EBITDA margin is determined by calculating the percentage that Adjusted EBITDA is of total revenue. Management believes that Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the normal course of our business operations. Please refer to the “Results of Operations” section below for a discussion of Adjusted EBITDA and Adjusted EBITDA margin.

Our History

Ceridian was acquired in 2007 by affiliates and co-investors of THL and Cannae. In April 2012, Ceridian acquired Dayforce Corporation, which had built Dayforce, a cloud HCM solution. In the months following the acquisition, Dayforce founder, David D. Ossip, was named Chief Executive Officer of Ceridian HCM, and shortly thereafter, we generally stopped actively selling our Bureau solutions to new customers in the United States to focus our resources on expanding the Dayforce platform and growing Cloud solutions. For each quarter since September 30, 2016, our Cloud revenue has surpassed our Bureau revenue. Cloud revenue grew from 41% of total revenue during the quarter ended December 31, 2015, to 83% of total revenue during the quarter ended December 31, 2019.

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

As a result of these transactions, we primarily sell Dayforce and Powerpay, which we believe simplifies our business model and positions us well for continued growth.

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

On April 30, 2018, we completed our IPO, in which we issued and sold 21,000,000 shares of common stock at a public offering price of $22.00 per share. We granted the underwriters a 30-day option to purchase an additional 3,150,000 shares of common stock at the offering price, which was exercised in full. A total of 24,150,000 shares of common stock were issued on April 30, 2018, with gross proceeds of $531.3 million from the IPO before deducting underwriting discounts, commissions, and other offering expenses. Immediately subsequent to the closing of our IPO on April 30, 2018, THL / Cannae Investors LLC, one of our existing stockholders controlled by THL and Cannae, purchased from us in a private placement $100.0 million of our common stock at a price per share equal to the offering price. Based on the offering price of $22.00 per share, 4,545,455 shares were issued in this private placement. Please refer to Note 1, “Organization,” for further discussion of the IPO transaction.

We applied a portion of the net proceeds from the IPO to satisfy and to discharge the indenture governing our outstanding $475.0 million principal amount Senior Notes, and they were redeemed on May 30, 2018. Concurrently, we also refinanced our remaining debt under our (i) $702.0 million (original principal amount) Senior Term Debt and (ii) $130.0 million Revolving Credit Facility, including accrued interest and related costs and expenses, with new senior credit facilities consisting of a $680.0 million term loan debt facility and a $300.0 million revolving credit facility. Please refer to Note 10, “Debt,” for further discussion of the debt transactions.

Components of Our Results of Operations

Revenues

We generate recurring revenues primarily from recurring fees charged for the use of our Cloud solutions, Dayforce and Powerpay, as well as from our Bureau solutions. We also generate professional services and other revenue associated primarily with the work performed to assist customers with the planning, design, and implementation of their cloud-based solution. Our solutions are typically provided through long-term customer relationships that result in a high level of recurring revenue. We also generate recurring services revenue from investment income on our Cloud and Bureau customer funds held in trust before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue.

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

For our Bureau solutions, we typically charge recurring fees on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis; and we have started to sell stand-alone tax services again in 2019. Our outsourced human resource solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting. We also perform individual services for customers, such as check printing, wage attachment and disbursement, and ACA management.

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

General and administrative expense includes costs that are not directly related to delivery of services, selling efforts, or product development and management, primarily consisting of corporate-level costs, such as administration, finance, legal, and human resources, as well as management fees payable to affiliates of THL and Cannae, until termination of the management agreements upon IPO in April 2018. Also included in this category are depreciation, and amortization of other intangible assets not reflected in cost of revenue, and the provision for doubtful accounts receivable.

Other Expense, net

Other expense, net includes the results of transactions that are not appropriately classified in another category. These items include certain foreign currency translation gains and losses resulting mainly from intercompany receivables and payables denominated in currencies other than the subsidiary’s functional currency, net periodic benefit plan expense, and charges related to the impairment of asset values.

Income Tax Provision

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities as adjusted for the expected benefits of utilizing net operating loss carryforwards. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. As of December 31, 2019, we will continue to record a valuation allowance against certain deferred tax assets including some state net operating loss carryovers.

On December 22, 2017, the Tax Cut and Jobs Act legislation (the “Tax Act”) was enacted. The Tax Act amended the Code to reduce tax rates and to modify policies, credits, and deductions for businesses. For businesses, the Tax Act reduced the corporate federal tax rate from a maximum of 35% to a flat 21% rate.

Results of Operations

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

The following table sets forth our results of operations for the periods presented.

	Year Ended December 31,		Increase/ (Decrease)		% of Revenue
	2019	2018	Amount	%	2019	2018
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$518.0	$415.7	$102.3	24.6%	62.9%	56.1%
Bureau	162.1	209.3	(47.2)	(22.6)%	19.7%	28.3%
Total recurring services	680.1	625.0	55.1	8.8%	82.5%	84.4%
Professional services and other	144.0	115.7	28.3	24.5%	17.5%	15.6%
Total revenue	824.1	740.7	83.4	11.3%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	157.5	141.1	16.4	11.6%	19.1%	19.0%
Bureau	44.3	59.2	(14.9)	(25.2)%	5.4%	8.0%
Total recurring services	201.8	200.3	1.5	0.7%	24.5%	27.0%
Professional services and other	149.8	132.2	17.6	13.3%	18.2%	17.8%
Product development and management	67.9	59.0	8.9	15.1%	8.2%	8.0%
Depreciation and amortization	36.4	34.3	2.1	6.1%	4.4%	4.6%
Total cost of revenue	455.9	425.8	30.1	7.1%	55.3%	57.5%
Gross profit	368.2	314.9	53.3	16.9%	44.7%	42.5%
Selling, general, and administrative	295.9	258.8	37.1	14.3%	35.9%	34.9%
Operating profit	72.3	56.1	16.2	28.9%	8.8%	7.6%
Interest expense, net	32.4	83.2	(50.8)	(61.1)%	3.9%	11.2%
Other expense (income), net	5.6	(0.2)	5.8	2900.0%	0.7%	—
Income (loss) from continuing operations before income taxes	34.3	(26.9)	61.2	227.5%	4.2%	(3.6)%
Income tax (benefit) expense	(44.4)	8.4	(52.8)	(628.6)%	(5.4)%	1.1%
Income (loss) from continuing operations	78.7	(35.3)	114.0	322.9%	9.5%	(4.8)%
Loss from discontinued operations	—	(25.8)	25.8	100.0%	—	(3.5)%
Net income (loss)	78.7	(61.1)	139.8	228.8%	9.5%	(8.2)%
Net loss attributable to noncontrolling interest	—	(0.5)	0.5	100.0%	—	(0.1)%
Net income (loss) attributable to Ceridian	$78.7	$(60.6)	$139.3	229.9%	9.5%	(8.2)%
Adjusted EBITDA (a)	$184.6	$160.6	$24.0	14.9%	22.4%	21.7%
Adjusted EBITDA margin (a)	22.4%	21.7%	0.7%	3.3%

(a)	For a reconciliation of Adjusted EBITDA to operating profit, please refer to the “Non-GAAP Measures” section.

Revenue. The following table sets forth certain information regarding our consolidated revenues for the year ended December 31, 2019, compared with the year ended December 31, 2018.

	Year Ended December 31,		Growth rate year-over- year	Impact of changes in foreign currency(a)	Growth rate on a constant currency basis (a)
	2019	2018	2019 vs. 2018		2019 vs. 2018
	(Dollars in millions)
Revenue:
Dayforce recurring services, excluding float	$377.9	$288.2	31.1%	(0.6)%	31.7%
Dayforce float	51.1	37.5	36.3%	(0.8)%	37.1%
Total Dayforce recurring services	429.0	325.7	31.7%	(0.6)%	32.3%
Powerpay recurring services, excluding float	76.9	78.0	(1.4)%	(2.0)%	0.6%
Powerpay float	12.1	12.0	0.8%	(3.4)%	4.2%
Total Powerpay recurring services	89.0	90.0	(1.1)%	(2.2)%	1.1%
Total Cloud recurring services	518.0	415.7	24.6%	(1.0)%	25.6%
Dayforce professional services and other	140.7	111.8	25.8%	(0.9)%	26.7%
Powerpay professional services and other	1.3	1.3	—	—	—
Total Cloud professional services and other	142.0	113.1	25.6%	(0.7)%	26.3%
Total Cloud revenue	660.0	528.8	24.8%	(0.9)%	25.7%
Bureau recurring services, excluding float	145.1	191.8	(24.3)%	(0.4)%	(23.9)%
Bureau float	17.0	17.5	(2.9)%	(0.6)%	(2.3)%
Total Bureau recurring services	162.1	209.3	(22.6)%	(0.6)%	(22.0)%
Bureau professional services and other	2.0	2.6	(23.1)%	—	(23.1)%
Total Bureau revenue	164.1	211.9	(22.6)%	(0.5)%	(22.1)%
Total revenue	$824.1	$740.7	11.3%	(0.8)%	12.1%

Dayforce	$569.7	$437.5	30.2%	(0.7)%	30.9%
Powerpay	90.3	91.3	(1.1)%	(2.2)%	1.1%
Total Cloud revenue	$660.0	$528.8	24.8%	(0.9)%	25.7%

Dayforce, excluding float	$518.6	$400.0	29.7%	(0.6)%	30.3%
Powerpay, excluding float	78.2	79.3	(1.4)%	(2.0)%	0.6%
Cloud float	63.2	49.5	27.7%	(1.4)%	29.1%
Total Cloud revenue	$660.0	$528.8	24.8%	(0.9)%	25.7%

(a)

We present revenue growth in a constant currency to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We calculate percentage change in revenue on a constant currency basis by applying a fixed $1.30 Canadian dollar to $1.00 U.S. dollar foreign exchange rate to revenues originally booked in Canadian dollars for all applicable periods.

Total revenue increased $83.4 million, or 11.3%, to $824.1 million for the year ended December 31, 2019, compared to $740.7 million for the year ended December 31, 2018. This increase was primarily driven by an increase in Cloud revenue of $131.2 million, or 24.8%, from $528.8 million for the year ended December 31, 2018, to $660.0 million for the year ended December 31, 2019. The Cloud revenue increase was primarily due to an increase of $102.3 million, or 24.6%, in Cloud recurring services revenue, and $28.9 million, or 25.6%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $102.3 million was attributable to increases of $85.4 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers; $19.3 million from the migration of Bureau customers; and $13.7 million from increased float revenue allocated to Cloud recurring services revenue, partially offset by customer attrition of $16.1 million.

The increase in Cloud revenue was partially offset by a decline in Bureau revenue of $47.8 million, or 22.6%. Of the decline in Bureau revenue, approximately 40% was attributable to customer migrations to Dayforce. Excluding the impact of migrations, our annual Bureau revenue retention rate was 83.2% in 2019 and 86.9% in 2018. For the year ended December 31, 2019, recurring services revenue from Bureau payroll customers accounted for $116.2 million, and Bureau stand-alone tax recurring services revenue accounted for $45.9 million of this total. The payroll Bureau customers consist of approximately 1.0 million active users, of which approximately 0.9 million are customers that we believe could be candidates for migration to Dayforce. Some of our customers are not candidates to migrate to Dayforce due to a variety of factors, including the type of functionality that they require and their system configuration. Of the approximately 0.9 million active users that we believe could be candidates for migration to Dayforce, small businesses accounted for 23% of the total number of active users, major businesses accounted for 42% of the total number of active users, and enterprise businesses accounted for 35% of the total number of active users.

On a constant currency basis, total revenue grew 12.1% reflecting a 25.7% increase in Cloud revenue, partially offset by a 22.1% decline in Bureau revenue. Cloud revenue growth reflected a 25.6% increase in Cloud recurring revenue and a 26.3% increase in Cloud professional services and other revenue. Please refer to the “Non-GAAP Measures” section for additional information on our constant currency revenue.

Cloud revenue by solution. Cloud revenue was $660.0 million for 2019, an increase of $131.2 million, or 24.8% when compared to 2018. Dayforce revenue grew 30.2%, and Powerpay revenue declined 1.1% in 2019 as compared to 2018. On a constant currency basis, Dayforce revenue increased 30.9%, and Powerpay revenue increased 1.1% for the year-ended December 31, 2019, compared to the year ended December 31, 2018. Our new business sales to Dayforce and Powerpay customers comprised 85% of our increase in Cloud revenue for the year ended December 31, 2019, and the remaining 15% consisted primarily of customer migration to Dayforce from our Bureau solutions. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers driven by increased product density on the Dayforce platform. This revenue increase can vary by customer, but has been 27% on average since 2017, as measured at the time of initial migration.

Float revenue. Investment income from invested customer trust funds included in revenue was $80.2 million and $67.0 million for the years ended December 31, 2019, and 2018, respectively. The average float balance for our customer trust funds for the year ended December 31, 2019, was $3,427.3 million, compared to $3,361.5 million for the year ended December 31, 2018. On a constant currency basis, the average float balance for our customer trust funds increased 2.8% for the year ended December 31, 2019, compared to year ended December 31, 2018. The average yield was 2.34% during the year ended December 31, 2019, an increase of 34 basis points compared to the average yield for the year ended December 31, 2018. For the year ended December 31, 2019, approximately 36% of our average float balance consisted of Canadian customer trust funds, compared to approximately 38% for the year ended December 31, 2018. Based on current market conditions, portfolio composition, and investment practices, a 100 basis point change in market investment rates would result in approximately $18 million of change in float revenue over the ensuing twelve month period. In addition, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations, either reducing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities, would reduce our average customer trust fund balances and float revenue. There are no incremental costs of revenue associated with changes in float revenue.

Cost of revenue. Total cost of revenue for the year ended December 31, 2019, was $455.9 million, an increase of $30.1 million, or 7.1%, compared to the year ended December 31, 2018. Recurring services cost of revenue increased by $1.5 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, due to additional costs incurred to support the growing Dayforce customer base, partially offset by reductions in costs to support our Bureau customers. The increase in cost of revenue for professional services and other of $17.6 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to additional costs incurred to implement new customers.

Product development and management expense increased $8.9 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, reflecting increases in Dayforce product development efforts, including the build out of our international offerings, and increases in product management labor costs. For the years ended December 31, 2019, and 2018, our investment in software development was $66.7 million and $54.9 million, respectively, consisting of $34.1 million and $29.6 million of research and development expense, which is included within product development and management expense, and $32.6 million and $25.3 million of capitalized software development, respectively. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for capitalizing internally developed software costs.

Depreciation and amortization expense associated with cost of revenue increased by $2.1 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Year Ended December 31,
	2019	2018
Total gross margin	44.7%	42.5%
Gross margin by solution:
Cloud recurring services	69.6%	66.1%
Bureau recurring services	72.7%	71.7%
Professional services and other	(4.0)%	(14.3)%

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

The overall 11.3% increase in revenue outpaced the 7.1% increase in cost of revenue, and gross profit increased by $53.3 million, or 16.9%, as we continued to leverage our investment in people and processes to realize economies of scale.

Cloud recurring services gross margin was 69.6% for the year ended December 31, 2019, compared to 66.1% for the year ended December 31, 2018. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 63% as of December 31, 2018 to 69% as of December 31, 2019, and was also attributable to consistent configuration that has enabled us to realize economies of scale in customer support and hosting costs. Professional services and other gross margin was (4.0)% for the year ended December 31, 2019, improving from (14.3)% for the year ended December 31, 2018, reflecting continued productivity improvements in implementing new customers.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $37.1 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. Excluding the impact of share-based compensation and related employer taxes, sponsor management fees, restructuring consulting fees, transaction costs associated with our IPO and debt refinancing, severance expense, and certain other non-recurring charges; selling, general, and administrative expenses would have increased $31.1 million. This adjusted increase of $31.1 million was primarily due to a $25.7 million increase in sales and marketing expenses and other employee related costs. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Operating profit. We realized operating profit of $72.3 million for the year ended December 31, 2019, compared to $56.1 million for the year ended December 31, 2018. Excluding the impact of share-based compensation and related employer taxes, sponsor management fees, restructuring consulting fees, transaction costs associated with our IPO and debt refinancing, severance expense, and certain other non-recurring charges; operating profit would have been $132.7 million and $106.7 million for the year ended December 31, 2019, and 2018, respectively. This $26.0 million adjusted increase was primarily due to a $83.4 million increase in revenue and gross margin improvement.

Interest expense, net. Interest expense, net for the year ended December 31, 2019, was $32.4 million, compared to $83.2 million for the year ended December 31, 2018. This $50.8 million reduction in interest expense, net was primarily due to a $47.3 million reduction in interest expense attributed to the refinancing of our debt during 2018, and an increase in interest income during the year ended December 31, 2019. Under our current credit agreement, a 100 basis point change in the London Inter-bank Offered Rate (“LIBOR”) rates would result in an approximately $7 million change in our interest expense, net over the ensuring twelve-month period. Please refer to Note 10, “Debt,” for additional information.

Other expense (income), net. For the year ended December 31, 2019, we incurred $5.6 million of other expense, net, compared to $0.2 million of other income, net, for the year ended December 31, 2018. The other expense, net, for the year ended December 31, 2019, was comprised of net periodic pension expense of $5.2 million and foreign currency translation loss of $0.4 million. The other income, net for the year ended December 31, 2018, was comprised of foreign currency translation gains of $2.9 million, partially offset by net periodic benefit plan expense of $2.7 million. The foreign currency translation gains for the year ended December 31, 2018, were primarily related to an intercompany payable of a U.S. subsidiary denominated in Canadian dollars, which was repaid in the second quarter of 2018.

Income tax (benefit) expense. For the year ended December 31, 2019, we had income tax benefit of $44.4 million, compared to income tax expense of $8.4 million for the year ended December 31, 2018. The $52.8 million change primarily reflects a tax benefit of $62.6 million from the release of our valuation allowance, a $7.2 million reduction in the tax expense attributable to U.S. taxes on foreign earnings, and a $6.2 million reduction in tax expense attributable to the Global Intangible Low Taxed Income tax (“GILTI”), partially offset by a $12.9 million increase in tax expense attributable to improved operating results, a $9.7 million increase in state tax expense, and a $2.6 million increase in the base erosion anti-abuse tax (“BEAT”). BEAT and GILTI were enacted as a part of the 2017 Tax Reform. The IRS continues to issue 2017 Tax Reform administrative guidance, which could impact tax expense related to these Tax Reform provision in future periods. Please refer to Note 16, “Income Taxes,” for additional information on the release of our valuation allowance.

Loss from discontinued operations. As a result of the LifeWorks Disposition, the financial results of the LifeWorks business have been included within discontinued operations for all periods presented. For the year ended December 31, 2018, we had a loss from discontinued operations of $25.8 million, primarily related to income tax expense incurred as a result of the LifeWorks Disposition.

Net income (loss) attributable to Ceridian. Net income was $78.7 for the year ended December 31, 2019, primarily due to a tax benefit of $62.6 million from the release of our valuation allowance. Net loss attributable to Ceridian was $60.6 million for the year ended December 31, 2018, primarily due to $51.0 million of expense related to our IPO and debt refinancing.

Adjusted EBITDA. Adjusted EBITDA increased by $24.0 million to $184.6 million, for the year ended December 31, 2019, compared to the year ended December 31, 2018, and Adjusted EBITDA margin increased to 22.4% in 2019 from 21.7% in 2018.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

The following table sets forth our results of operations for the periods presented.

	Year Ended December 31,		Increase/ (Decrease)		% of Revenue
	2018	2017	Amount	%	2018	2017
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$415.7	$311.6	$104.1	33.4%	56.1%	46.1%
Bureau	209.3	262.3	(53.0)	(20.2)%	28.3%	38.8%
Total recurring services	625.0	573.9	51.1	8.9%	84.4%	84.9%
Professional services and other	115.7	102.3	13.4	13.1%	15.6%	15.1%
Total revenue	740.7	676.2	64.5	9.5%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	141.1	125.1	16.0	12.8%	19.0%	18.5%
Bureau	59.2	71.7	(12.5)	(17.4)%	8.0%	10.6%
Total recurring services	200.3	196.8	3.5	1.8%	27.0%	29.1%
Professional services and other	132.2	135.0	(2.8)	(2.1)%	17.8%	20.0%
Product development and management	59.0	43.6	15.4	35.3%	8.0%	6.4%
Depreciation and amortization	34.3	31.3	3.0	9.6%	4.6%	4.6%
Total cost of revenue	425.8	406.7	19.1	4.7%	57.5%	60.1%
Gross profit	314.9	269.5	45.4	16.8%	42.5%	39.9%
Selling, general, and administrative	258.8	214.1	44.7	20.9%	34.9%	31.7%
Operating profit	56.1	55.4	0.7	1.3%	7.6%	8.2%
Interest expense, net	83.2	87.1	(3.9)	(4.5)%	11.2%	12.9%
Other (income) expense, net	(0.2)	8.8	(9.0)	(102.3)%	(0.0)%	1.3%
Loss from continuing operations before income taxes	(26.9)	(40.5)	13.6	33.6%	(3.6)%	(6.0)%
Income tax expense (benefit)	8.4	(48.5)	56.9	117.3%	1.1%	(7.2)%
(Loss) income from continuing operations	(35.3)	8.0	(43.3)	(541.3)%	(4.8)%	1.2%
Loss from discontinued operations	(25.8)	(6.0)	(19.8)	(330.0)%	(3.5)%	(0.9)%
Net (loss) income	(61.1)	2.0	(63.1)	(3155.0)%	(8.2)%	0.3%
Net loss attributable to noncontrolling interest	(0.5)	(1.3)	0.8	61.5%	(0.1)%	(0.2)%
Net (loss) income attributable to Ceridian	$(60.6)	$3.3	$(63.9)	(1936.4)%	(8.2)%	0.5%
Adjusted EBITDA (a)	$160.6	$131.4	$29.2	22.2%	21.7%	19.4%
Adjusted EBITDA margin	21.7%	19.4%	2.3%	11.6%

(a)	For a reconciliation of Adjusted EBITDA to operating profit, please refer to the “Non-GAAP Measures” section.

Revenue. The following table sets forth certain information regarding our consolidated revenues for the year ended December 31, 2018, compared with the year ended December 31, 2017.

	Year Ended December 31,		Growth rate year-over- year	Impact of changes in foreign currency(a)	Growth rate on a constant currency basis (a)
	2018	2017	2018 vs. 2017		2018 vs. 2017
	(Dollars in millions)
Revenue:
Dayforce recurring services, excluding float	$288.2	$208.9	38.0%	—	38.0%
Dayforce float	37.5	19.6	91.3%	(1.0)%	92.3%
Total Dayforce recurring services	325.7	228.5	42.5%	(0.1)%	42.6%
Powerpay recurring services, excluding float	78.0	73.2	6.6%	(0.1)%	6.7%
Powerpay float	12.0	9.9	21.2%	(0.2)%	21.4%
Total Powerpay recurring services	90.0	83.1	8.3%	(0.2)%	8.5%
Total Cloud recurring services	415.7	311.6	33.4%	(0.1)%	33.5%
Dayforce professional services and other	111.8	97.0	15.3%	—	15.3%
Powerpay professional services and other	1.3	1.3	—	—	—
Total Cloud professional services and other	113.1	98.3	15.1%	—	15.1%
Total Cloud revenue	528.8	409.9	29.0%	(0.1)%	29.1%
Bureau recurring services, excluding float	191.8	245.3	(21.8)%	0.1%	(21.9)%
Bureau float	17.5	17.0	2.9%	—	2.9%
Total Bureau recurring services	209.3	262.3	(20.2)%	0.1%	(20.3)%
Bureau professional services and other	2.6	4.0	(35.0)%	1.6%	(36.6)%
Total Bureau revenue	211.9	266.3	(20.4)%	0.1%	(20.5)%
Total revenue	$740.7	$676.2	9.5%	—	9.5%

Dayforce	$437.5	$325.5	34.4%	(0.1)%	34.5%
Powerpay	91.3	84.4	8.2%	(0.1)%	8.3%
Total Cloud revenue	$528.8	$409.9	29.0%	(0.1)%	29.1%

Dayforce, excluding float	$400.0	$305.9	30.8%	—	30.8%
Powerpay, excluding float	79.3	74.5	6.4%	(0.2)%	6.6%
Cloud float	49.5	29.5	67.8%	(0.8)%	68.6%
Total Cloud revenue	$528.8	$409.9	29.0%	(0.1)%	29.1%

(a)

We present revenue growth in a constant currency to assess how our underlying business performed excluding the effect of foreign currency rate fluctuations. We have calculated percentage change in revenue on a constant currency basis by applying a fixed $1.30 Canadian dollar to $1.00 U.S. dollar foreign exchange rate to revenues originally booked in Canadian dollars for all applicable periods.

Total revenue increased $64.5 million, or 9.5%, to $740.7 million for the year ended December 31, 2018, compared to $676.2 million for the year ended December 31, 2017. This increase was primarily driven by an increase in Cloud revenue of $118.9 million, or 29.0% from $409.9 million for the year ended December 31, 2017 to $528.8 million for the year ended December 31, 2018. The Cloud revenue increase was primarily due to an increase of $104.1 million, or 33.4%, in Cloud recurring services revenue, and $14.8 million, or 15.1%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $104.1 million was attributable to increases of $73.2 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers; $22.9 million from the migration of Bureau customers; and $20.0 million from increased float revenue related to Cloud recurring services revenue, partially offset by customer attrition of $12.0 million. The increase in Cloud revenue was partially offset by a decline in Bureau revenue of $54.4 million, or 20.4%. There was an immaterial impact on revenue due to changes in foreign currency rate fluctuations. Please refer to the “Non-GAAP Measures” section for additional information on our constant currency revenue.

Of the decline in Bureau revenue, approximately 58% was driven by customer attrition and approximately 42% was attributable to customer migrations to Dayforce. Excluding the impact of migrations, our annual Bureau revenue retention rate was 86.9% in 2018 and 89.7% in 2017. For the year ended December 31, 2018, recurring services revenue from payroll Bureau customers accounted for $161.1 million, and Bureau stand-alone tax recurring services revenue accounted for $48.2 million. The payroll Bureau customers consisted of approximately 1.5 million active users, of which approximately 1.4 million were customers that we believe could be candidates for migration to Dayforce. Some of our customers are not candidates to migrate to Dayforce due to a variety of factors, including the type of functionality that they require and their system configuration. Of the approximately 1.4 million active users that we believe could be candidates for migration to Dayforce, small businesses accounted for 21% of the total number of active users, mid-sized businesses accounted for 28% of the total number of active users, and enterprise businesses accounted for 51% of the total number of active users.

Cloud revenue was $528.8 million for 2018, an increase of 29.0% when compared to 2017. Dayforce revenue grew 34.4%, and Powerpay revenue grew 8.2% in 2018 as compared to 2017. There was an immaterial impact on revenue due to changes in foreign currency rate fluctuations. Please refer to the table above for our revenue growth rates on a constant currency basis. Our new business sales to Dayforce and Powerpay customers comprised 81% of our increase in Cloud revenue for the year ended December 31, 2018, and the remaining 19% consisted primarily of customer migration to Dayforce from our Bureau solutions. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers driven by increased product density on the Dayforce platform. This revenue increase can vary by customer, but has been 22% on average since 2016, as measured at the time of initial migration.

Float revenue. Investment income from invested customer trust funds included in revenue was $67.0 million and $46.5 million for the years ended December 31, 2018, and 2017, respectively. The average float balance for our customer trust funds for the year ended December 31, 2018 was $3,361.5 million, compared to $3,228.2 million for the year ended December 31, 2017. The average yield was 2.00% during the year ended December 31, 2018, an increase of 55 basis points compared to the average yield for the year ended December 31, 2017. In addition, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations, either reducing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities, would reduce our average customer trust fund balances and float revenue. There are no incremental costs of revenue associated with changes in float revenue.

Cost of revenue. Total cost of revenue for the year ended December 31, 2018, was $425.8 million, an increase of $19.1 million, or 4.7%, compared to the year ended December 31, 2017. Of the total $19.1 million increase, $2.1 million was attributable to IPO-related share-based compensation expense. Excluding IPO-related items, cost of revenue increased $17.0 million.

Recurring services cost of revenue increased by $3.5 million for the year ended December 31, 2018, compared to the year ended December 31, 2017, due to additional costs incurred to support the growing Dayforce customer base, partially offset by reductions in costs to support our Bureau customers.

The reduction in cost of revenue for professional services and other of $2.8 million for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to productivity improvements in implementing new customers.

Product development and management expense increased $15.4 million for the year ended December 31, 2018, compared to the year ended December 31, 2017, reflects increases in Dayforce product development efforts. For the years ended December 31, 2018, and 2017, our investment in software development was $54.9 million and $45.0 million, respectively, consisting of $29.6 million and $19.0 million of research and development expense, which is included within product development and management expense, and $25.3 million and $26.0 million of capitalized software development, respectively. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for capitalizing internally developed software costs.

Depreciation and amortization expense associated with cost of revenue increased by $3.0 million for the year ended December 31, 2018, compared to the year ended December 31, 2017, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Year Ended December 31,
	2018	2017
Total gross margin	42.5%	39.9%
Gross margin by solution:
Cloud recurring services	66.1%	59.9%
Bureau recurring services	71.7%	72.7%
Professional services and other	(14.3)%	(32.0)%

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

The overall 9.5% increase in revenue outpaced the 4.7% increase in cost of revenue, and gross profit increased by $45.4 million, or 16.8%, as we continued to leverage our investment in people and processes to realize economies of scale.

Cloud recurring services gross margin was 66.1% for the year ended December 31, 2018, compared to 59.9% for the year ended December 31, 2017. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 59% as of December 31, 2018 to 63% as of December 31, 2018, and was also attributable to consistent configuration of new customers, which enabled us to realize economies of scale in customer support and hosting costs. Professional services and other gross margin was (14.3)% for the year ended December 31, 2018, improving from (32.0)% for the year ended December 31, 2018, reflecting an increase in profitable post go-live professional services and productivity improvements in implementing new customers.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $44.7 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. Excluding the impact of share-based compensation and related employer taxes, sponsor management fees, restructuring consulting fees, transaction costs associated with our IPO and debt refinancing, and severance expense; selling, general, and administrative expenses would have increased $17.9 million. This adjusted increase of $17.9 million was primarily due to a $10.5 million increase in sales and marketing expenses, increases in employee related costs, and increases in costs associated with being a public company. We continue to invest in our sales and marketing efforts as we drive growth in Dayforce.

Operating profit. We realized operating profit of $56.1 million for the year ended December 31, 2018, compared to an operating profit of $55.4 million for the year ended December 31, 2017. Excluding the impact of share-based compensation and related employer taxes, sponsor management fees, restructuring consulting fees, transaction costs associated with our IPO and debt refinancing, and severance expense; operating profit would have been $106.7 million and $79.0 million for the years ended December 31, 2018, and 2017, respectively. This $27.7 million adjusted increase was primarily due to a $64.5 million increase in revenue and gross margin improvement.

Interest expense, net. Interest expense for the year ended December 31, 2018, was $83.2 million, compared to $87.1 million for the year ended December 31, 2017. This reduction was primarily due to the refinancing of our debt, which resulted in a reduction in interest expense of $30.6 million upon the extinguishment of the Senior Notes in April 2018, representing seven fewer months of interest on the Senior Notes as compared to the prior year, partially offset by a loss on extinguishment of debt of $25.7 million. Please refer to Note 10, “Debt,” for additional information.

Other (income) expense, net. For the year ended December 31, 2018, we incurred $0.2 million of other income, net, compared to $8.8 million of other expense, net, for the year ended December 31, 2017. The other income, net, for the years ended December 31, 2018, was comprised primarily of foreign currency remeasurement gain of $2.9 million related to an intercompany payable of a U.S. subsidiary denominated in Canadian dollars, partially offset by net periodic pension expense of $2.7 million. The other expense, net for the year ended December 31, 2017 was comprised of foreign currency remeasurement of loss of $7.3 million, and net periodic pension expense of $1.5 million.

Income tax expense (benefit). For the year ended December 31, 2018, we had income tax expense of $8.4 million, compared to income tax benefit of $48.5 million for the year ended December 31, 2017. The $56.9 million increase in tax expense is primarily attributable to the $59.4 million tax benefit recorded during the year ended December 31, 2017, reflecting the revaluation of our deferred tax assets and liabilities upon the initial implementation of the Tax Act.

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

Net (loss) income attributable to Ceridian. Net loss attributable to Ceridian was $60.6 million for the year ended December 31, 2018, primarily due to $51.0 million of expense related to our IPO and debt refinancing. Net income attributable to Ceridian was $3.3 million for the year ended December 31, 2017, primarily due to a tax benefit of approximately $59.4 million related to the 2017 tax reform legislation.

Adjusted EBITDA. Adjusted EBITDA increased by $29.2 million for the year ended December 31, 2018, compared to the year ended December 31, 2017, and Adjusted EBITDA margin increased to 21.7% in 2018 from 19.4% in 2017.

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

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in millions)
Revenue:
Recurring services	$176.4	$167.4	$163.5	$172.8	$164.5	$149.5	$150.1	$160.9
Professional services and other	45.4	34.9	32.8	30.9	30.3	28.6	28.9	27.9
Total revenue	221.8	202.3	196.3	203.7	194.8	178.1	179.0	188.8
Cost of revenue:
Recurring services	52.8	49.4	48.7	50.9	51.0	49.1	49.5	50.7
Professional services and other	42.7	37.6	34.2	35.3	33.5	32.5	33.4	32.8
Product development and management	18.8	17.5	16.4	15.2	15.7	14.5	15.1	13.7
Depreciation and amortization	9.7	9.0	9.0	8.7	8.6	8.5	8.5	8.7
Total cost of revenue	124.0	113.5	108.3	110.1	108.8	104.6	106.5	105.9
Gross profit	97.8	88.8	88.0	93.6	86.0	73.5	72.5	82.9
Selling, general, and administrative	78.1	82.3	69.3	66.2	65.7	57.3	80.9	54.9
Operating profit (loss)	19.7	6.5	18.7	27.4	20.3	16.2	(8.4)	28.0
Interest expense, net	7.2	7.8	8.5	1.6	8.8	8.8	43.4	22.2
Other expense (income), net	0.9	1.6	1.5	8.9	0.5	0.9	0.6	(2.2)
Income (loss) from continuing operations before income taxes	11.6	(2.9)	8.7	16.9	11.0	6.5	(52.4)	8.0
Income tax expense (benefit)	13.1	(65.6)	2.4	5.7	2.1	(0.7)	1.2	5.8
(Loss) income from continuing operations	(1.5)	62.7	6.3	11.2	8.9	7.2	(53.6)	2.2
Loss from discontinued operations	—	—	—	—	(11.0)	(3.0)	(9.7)	(2.1)
Net (loss) income	(1.5)	62.7	6.3	11.2	(2.1)	4.2	(63.3)	0.1
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(0.5)
Net (loss) income attributable to Ceridian	$(1.5)	$62.7	$6.3	$11.2	$(2.1)	$4.2	$(63.3)	$0.6

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, borrowings under our credit facilities, and proceeds from equity offerings. As of December 31, 2019, we had cash and equivalents of $281.3 million and availability under our revolving credit facility of $300.0 million. No cash amounts were drawn on the revolving credit facility during 2019. Our total debt balance was $683.9 million as of December 31, 2019. Please refer to Note 10, “Debt,” to our consolidated financial statements, for further information on our debt.

On March 26, 2019, Moody’s Investor Service upgraded the rating of our senior secured credit facilities from B3 to B2, which reduced the floating rate term debt interest rate from LIBOR plus 3.25% to LIBOR plus 3.00%, so long as the rating is maintained. The 25 basis point rate reduction will result in savings of approximately $1.7 million over the ensuing twelve-month period.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, pension contributions, and product development.

Our customer trust funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. In accordance with these objectives, we maintain approximately 47% of customer trust funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, or collateralized short-term investments; and we maintain on average approximately 53% of customer trust funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of U.S. Treasury and agency securities, Canada government and provincial securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate and bank securities. To maintain sufficient liquidity in the trust to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing. The assets held in trust are intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.

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

Statements of Cash Flows

Changes in cash flows due to purchases of customer trust fund marketable securities and proceeds from the sale or maturity of customer trust fund marketable securities, as well as the carrying value of customer trust fund accounts as of period end dates can vary significantly due to several factors, including the specific day of the week the period ends, which impacts the timing of funds collected from customers and payments made to satisfy customer obligations to employees, taxing authorities, and others. The customer trust funds are fully segregated from our operating cash accounts and are evaluated and tracked separately by management. Therefore, we have provided the table below excluding the cash flows and restricted cash and equivalents held within our customer trust funds to provide supplemental information regarding the cash flows related to our core.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net cash flows
Net cash provided by (used in) operating activities—continuing operations, excluding customer trust funds	$61.8	$10.7	$(29.4)
Net cash used in investing activities—continuing operations, excluding customer trust funds	(85.4)	(40.2)	(51.1)
Net cash provided by financing activities, excluding customer trust funds	79.8	163.5	50.7
Effect of exchange rate on cash	7.3	(10.4)	3.2
Net increase (decrease) in cash and equivalents - continuing operations	63.5	123.6	(26.6)
Net cash flows used in discontinued operations	—	(1.2)	(10.6)
Net increase (decrease) in cash and equivalents	63.5	122.4	(37.2)
Elimination of cash flows from discontinued operations	—	1.2	10.6
Cash and equivalents at beginning of period	217.8	94.2	120.8
Cash and equivalents at end of period	281.3	217.8	94.2

Net customer trust funds restricted cash used in operating activities	(11.2)	—	—
Net customer trust funds restricted cash (used in) provided by investing activities	(33.9)	(10.9)	11.7
Net customer trust funds restricted cash provided by (used in) financing activities	529.9	(1,415.1)	356.1
Effect of exchange rate changes on restricted cash and equivalents	4.0	(3.1)	2.4
Net increase (decrease) in restricted cash and equivalents	488.8	(1,429.1)	370.2
Restricted cash and equivalents included in customer trust funds at beginning of period	888.5	2,317.6	1,947.4
Restricted cash and equivalents included in customer trust funds at end of period	1,377.3	888.5	2,317.6

Net increase (decrease) in cash, restricted cash, and equivalents	552.3	(1,305.5)	343.6
Cash, restricted cash, and equivalents at beginning of period	1,106.3	2,411.8	2,068.2
Cash, restricted cash, and equivalents at end of period	$1,658.6	$1,106.3	$2,411.8

Operating Activities

Net cash provided by operating activities, excluding customer trust fund activity, was $61.8 million during the year ended December 31, 2019, primarily attributed to net income of $78.7 million and the net impact of adjustments for certain non-cash items of $33.4 million, partially offset by a $61.5 million reduction in cash as a result of net changes in working capital. Adjustments for certain non-cash items primarily related to $57.1 million of depreciation and amortization and $36.5 million of non-cash share-based compensation expense, partially offset by a $69.4 million of deferred income tax benefit. Net changes in working capital were primarily attributable to a $19.5 million decrease in working capital related to other assets and liabilities, a $16.4 million increase in trade and other receivables, an $11.1 million reduction in accrued taxes, and an $11.1 million reduction in liabilities for employee compensation and benefits, primarily due to pension contributions. Included within net cash flows provided by operating activities for the year ended December 31, 2019, was $37.4 million in cash interest payments on our long-term debt, $35.9 million in cash taxes, net of refunds received, and $18.0 million in pension contributions.

Net cash provided by operating activities from continuing operations of $10.7 million during the year ended December 31, 2018, was primarily attributable to operating profit of $56.1 million, partially offset by a $48.5 million reduction in cash as a result of net changes in working capital. The $48.5 million reduction in cash as a result of net changes in working capital was primarily attributable to a reduction of $22.1 million in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation and pension contributions, $16.7 million reduction in other assets and liabilities, and a $15.7 million reduction in liabilities for accrued interest, associated with our debt refinancing. Included within net cash flows provided by operating activities for the year ended December 31, 2018, was $74.5 million in cash interest payments on our long-term debt, $18.5 million in pension contributions, and $16.7 million in cash taxes, net of refunds received.

Net cash used in operating activities from continuing operations of $29.4 million during the year ended December 31, 2017, was primarily attributable to net working capital reduction of $50.8 million and a deferred tax benefit of $61.2 million, partially offset by certain non-cash items, primarily $53.8 million of depreciation and amortization, and $16.1 million of share-based compensation expense. Net changes in working capital were driven by employee compensation and benefits, primarily pension contributions, accrued taxes, and prepaid expenses.

Investing Activities

During the year ended December 31, 2019, net cash used in investing activities, excluding customer trust fund activity, was $85.4 million, related to capital expenditures of $55.2 million and acquisition costs, net of cash acquired, of $30.2 million. Our capital expenditures included $38.9 million for software and technology and $16.3 million in capital expenditures for property and equipment.

During the year ended December 31, 2018, net cash used in investing activities, excluding customer trust fund activity, was $40.2 million, including $32.2 million in capital expenditures for software and technology and $8.0 million for property and equipment.

During the year ended December 31, 2017, net cash used in investing activities from continuing operations, excluding customer trust fund activity, was $51.1 million, primarily related to capital expenditures, partially offset by proceeds from divestitures. Our capital expenditures included $33.1 million for software and technology and $17.5 million for property and equipment.

Financing Activities

Net cash provided by financing activities, excluding the change in customer trust fund obligations, was $79.8 million during the year ended December 31, 2019. This cash inflow was primarily attributable to proceeds from the issuance of common stock under share-based compensation plans of $87.0 million, partially offset by payments on our long-term debt obligations of $7.2 million. The payments on our long-term debt obligations included $6.8 million in payments towards our Senior Term Loan and $0.4 million in payments towards our financing lease obligations.

Net cash provided by financing activities, excluding the change in customer trust fund obligations, was $163.5 million during the year ended December 31, 2018. This cash inflow was primarily attributable to the net proceeds received from our IPO and concurrent private placement of $595.0 million, a net increase in the principal of our term loan of $23.0 million, and proceeds from the issuance of common stock upon exercise of stock options of $45.8 million, partially offset by a $475.0 million payment to redeem our Senior Notes and debt refinancing costs of $23.3 million.

Net cash provided by financing activities, excluding the change in customer trust fund obligations, was $50.7 million during the year ended December 31, 2017, related to the funding of the remaining $75.2 million from the issuance of Senior Preferred Stock, partially offset by a $25.9 million payment made on our term debt.

Cash Flows from Discontinued Operations

During the year ended December 31, 2018, net cash used in discontinued operations was $1.2 million. During the year ended December 31, 2017, net cash used in discontinued operations was $10.6 million. The cash flows from discontinued operations for all periods primarily related to changes in working capital.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Please refer to Note 13, “Revenue,” to our consolidated financial statements for further discussion of our remaining performance.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

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

The obligations of Ceridian under the Senior Credit Facilities are secured by first priority security interests in substantially all of the assets of Ceridian and the guarantors, subject to permitted liens and other exceptions. All of our subsidiaries are guarantors under the Senior Credit Facilities, subject to certain exceptions. The Senior Credit Facilities contain financial covenants and certain business covenants, including restrictions on dividend payments, which Ceridian must comply with during the term of the agreement. As of December 31, 2019, Ceridian was in full compliance with the terms of the Senior Credit Facilities.

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

As of December 31, 2019, the applicable margin for the Senior Term Loan is (i) 3.00% per annum, in the case of LIBOR loans and (ii) 2.00% per annum, in the case of base rate loans. On March 26, 2019, Moody’s Investor Service upgraded the rating of our senior secured credit facilities from B3 to B2, which reduced the floating rate term debt interest rate from LIBOR plus 3.25% to LIBOR plus 3.00%, so long as the rating is maintained.

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

For an additional description of the Senior Credit Facilities, please refer to Note 10, “Debt,” to our consolidated financial statements.

Contractual Obligations

The following table sets forth our contractual obligations and other commercial commitments as of December 31, 2019, whether or not they appear on our consolidated balance sheet. Variable interest payments are projected based on an interest rate forecast in effect at the end of 2019. All amounts in the table may reflect rounding.

	Payments due by period
	(Dollars in millions)
	Less than one year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, excluding financing lease obligations	$6.8	$13.6	$13.6	$637.5	$671.5
Interest payable on long-term debt, excluding financing lease obligations	32.9	64.1	62.0	10.6	169.6
Operating leases	7.2	16.0	9.4	5.2	37.8
Financing leases	2.6	1.4	2.0	7.5	13.5
Postretirement plan obligations (a)	2.2	3.6	3.0	5.2	14.0
Retirement plan obligations (a)	18.7	39.9	26.4	20.0	105.0
Total	$70.4	$138.6	$116.4	$686.0	$1,011.4

(a)	We have not estimated our pension funding obligations beyond 2028, and thus, any potential future contributions have been excluded from the table.

Our long-term debt obligations are described in Note 10, “Debt,” to our consolidated financial statements.

The lease payments represent scheduled payments under the terms of the lease agreements. We conduct substantially all of our operations in leased facilities. Most of these leases contain renewal options and require payments for taxes, insurance, and maintenance. We also lease equipment for use in our business.

Payments of retirement plan obligations include employer commitments to fund our defined benefit and postretirement plans and do not include estimated future benefit payments to participants expected to be made from liquidation of the assets in our defined benefit plan trusts. At December 31, 2019, our defined benefit pension plans had a projected benefit obligation that exceeded the fair value of the plans’ assets by $121.6 million and our postretirement benefit plan had an accumulated benefit obligation that exceeded the fair value of the plans’ assets by $15.4 million. We expect to satisfy these remaining obligations through investment income from and appreciation in the fair value of plan assets held in trust and from future employer contributions.

The amount of our obligation to vendors for capital expenditures at December 31, 2019 was not material, and no such amount is included in the table above.

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

The significant majority of our two major revenue sources (recurring and professional services and other) are derived from contracts with customers. Recurring revenues are primarily related to our cloud subscription performance obligations. Professional services and other revenues are primarily related to professional services for our cloud customers (including implementation services to activate new accounts, as well as post-go live professional services typically billed on a time and materials basis) and, to a much lesser extent, fees for other non-recurring services, including sales of time clocks and certain client reimbursable out-of-pocket expenses. Fees charged to cloud subscription performance obligations are generally priced either on a per-employee, per-month (“PEPM”) basis for a given month or on a per-employee, per-process basis for a given process, both based on usage; and fees charged for professional services are typically priced on a fixed fee basis for activating new accounts and on a time and materials basis for post go-live professional services.

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

Non-GAAP Measures

Constant Currency Revenue

The following tables set forth certain information regarding our revenue on a constant currency basis for the years ended December 31, 2019, 2018, and 2017. We present revenue on a constant currency basis to assess how our underlying business performed excluding the effect of foreign currency rate fluctuations. We have calculated revenue on a constant currency basis by applying a fixed planning rate of $1.30 Canadian dollar to $1.00 U.S. dollar foreign exchange rate to revenue originally booked in Canadian dollars for all applicable periods.

	Year Ended December 31,		Increase / (Decrease)
	2019	2018	Amount	%
	(Dollars in millions)
Constant Currency Revenue:
Dayforce recurring services, excluding float	$379.3	$288.0	$91.3	31.7%
Dayforce float	51.4	37.5	13.9	37.1%
Total Dayforce recurring services	430.7	325.5	105.2	32.3%
Powerpay recurring services, excluding float	78.4	77.9	0.5	0.6%
Powerpay float	12.4	11.9	0.5	4.2%
Total Powerpay recurring services	90.8	89.8	1.0	1.1%
Total Cloud recurring services	521.5	415.3	106.2	25.6%
Dayforce professional services and other	141.6	111.8	29.8	26.7%
Powerpay professional services and other	1.3	1.3	—	—
Total Cloud professional services and other	142.9	113.1	29.8	26.3%
Total Cloud revenue	664.4	528.4	136.0	25.7%
Bureau recurring services, excluding float	145.9	191.6	(45.7)	(23.9)%
Bureau float	17.1	17.5	(0.4)	(2.3)%
Total Bureau recurring services	163.0	209.1	(46.1)	(22.0)%
Bureau professional services and other	2.0	2.6	(0.6)	(23.1)%
Total Bureau revenue	165.0	211.7	(46.7)	(22.1)%
Total constant currency revenue	$829.4	$740.1	$89.3	12.1%

Dayforce	$572.3	$437.3	$135.0	30.9%
Powerpay	92.1	91.1	1.0	1.1%
Total constant currency Cloud revenue	$664.4	$528.4	$136.0	25.7%

Dayforce, excluding float	$520.9	$399.8	$121.1	30.3%
Powerpay, excluding float	79.7	79.2	0.5	0.6%
Cloud float	63.8	49.4	14.4	29.1%
Total constant currency Cloud revenue	$664.4	$528.4	$136.0	25.7%

	Year Ended December 31,		Increase / (Decrease)
	2018	2017	Amount	%
	(Dollars in millions)
Constant Currency Revenue:
Dayforce recurring services, excluding float	$288.0	$208.7	$79.3	38.0%
Dayforce float	37.5	19.5	18.0	92.3%
Total Dayforce recurring services	325.5	228.2	97.3	42.6%
Powerpay recurring services, excluding float	77.9	73.0	4.9	6.7%
Powerpay float	11.9	9.8	2.1	21.4%
Total Powerpay recurring services	89.8	82.8	7.0	8.5%
Total Cloud recurring services	415.3	311.0	104.3	33.5%
Dayforce professional services and other	111.8	97.0	14.8	15.3%
Powerpay professional services and other	1.3	1.3	—	—
Total Cloud professional services and other	113.1	98.3	14.8	15.1%
Total Cloud revenue	528.4	409.3	119.1	29.1%
Bureau recurring services, excluding float	191.6	245.2	(53.6)	(21.9)%
Bureau float	17.5	17.0	0.5	2.9%
Total Bureau recurring services	209.1	262.2	(53.1)	(20.3)%
Bureau professional services and other	2.6	4.1	(1.5)	(36.6)%
Total Bureau revenue	211.7	266.3	(54.6)	(20.5)%
Total constant currency revenue	$740.1	$675.6	$64.5	9.5%

Dayforce	$437.3	$325.2	$112.1	34.5%
Powerpay	91.1	84.1	7.0	8.3%
Total constant currency Cloud revenue	$528.4	$409.3	$119.1	29.1%

Dayforce, excluding float	$399.8	$305.7	$94.1	30.8%
Powerpay, excluding float	79.2	74.3	4.9	6.6%
Cloud float	49.4	29.3	20.1	68.6%
Total constant currency Cloud revenue	$528.4	$409.3	$119.1	29.1%

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

The following table reconciles operating profit to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Operating profit	$72.3	$56.1	$55.4
Other (expense) income, net	(5.6)	0.2	(8.8)
Depreciation and amortization	57.1	56.6	53.8
EBITDA from continuing operations (a)	123.8	112.9	100.4
Sponsorship management fees (b)	—	12.0	1.9
Intercompany foreign exchange (gain) loss	0.4	(2.9)	7.4
Share-based compensation (c)	37.7	24.7	16.1
Severance charges (d)	6.2	5.4	5.6
Restructuring consulting fees (e)	5.3	4.8	—
Other non-recurring charges (f)	11.2	—	—
Transaction costs (g)	—	3.7	—
Adjusted EBITDA	$184.6	$160.6	$131.4
Adjusted EBITDA margin	22.4%	21.7%	19.4%

(a)	We define EBITDA from continuing operations as net income (loss) before interest, taxes, depreciation and amortization, and net income (loss) from discontinued operations.
(b)

Represents expenses related to management, monitoring, consulting, transaction, and advisory fees and related expenses paid to the affiliates of THL and Cannae pursuant to the management agreement with THL Managers VI, LLC (“THLM”) and Cannae. In April 2018, the management agreements terminated upon consummation of our IPO.

(c)	Represents share-based compensation expense and related employer taxes.
(d)	Represents costs for severance compensation paid to employees whose positions have been eliminated, resulting primarily from the shift of business from our Bureau solutions to our Cloud solutions.
(e)

Represents consulting fees and expenses incurred during the periods presented in connection with any acquisition, investment, disposition, recapitalization, equity offering, issuance or repayment of debt, issuance of equity interests, or refinancing.

(f)	Represents loss on unrecovered duplicate payments associated with our isolated service incident. Please refer to Note 18, “Commitments and Contingencies” for further discussion.
(g)	Represents expenses related to the IPO and refinancing of our debt that were not eligible for capitalization.

The following tables present a reconciliation of our reported results to our non-GAAP Adjusted EBITDA basis for all periods presented:

	Year Ended December 31, 2019
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$201.8	$3.0	$1.8	$—	$197.0
Professional services and other	149.8	1.8	0.6	—	147.4
Product development and management	67.9	3.1	0.3	—	64.5
Depreciation and amortization	36.4	—	—	—	36.4
Total cost of revenue	455.9	7.9	2.7	—	445.3
Sales and marketing	150.0	5.0	2.3	—	142.7
General and administrative	145.9	24.8	1.2	16.5	103.4
Operating profit	72.3	37.7	6.2	16.5	132.7
Other expense, net	5.6	—	—	0.4	5.2
Depreciation and amortization	57.1	—	—	—	57.1
EBITDA from continuing operations	$123.8	$37.7	$6.2	$16.9	$184.6

(a)	Other operating expenses includes intercompany foreign exchange loss (gain), restructuring consulting fees, and other non-recurring charges.

	Year Ended December 31, 2018
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$200.3	$2.1	$1.3	$—	$196.9
Professional services and other	132.2	1.2	1.0	—	130.0
Product development and management	59.0	1.1	0.1	—	57.8
Depreciation and amortization	34.3	—	—	—	34.3
Total cost of revenue	425.8	4.4	2.4	—	419.0
Sales and marketing	122.7	4.3	1.4	—	117.0
General and administrative	136.1	16.0	1.6	20.5	98.0
Operating profit	56.1	24.7	5.4	20.5	106.7
Other (income) expense, net	(0.2)	—	—	(2.9)	2.7
Depreciation and amortization	56.6	—	—	—	56.6
EBITDA from continuing operations	$112.9	$24.7	$5.4	$17.6	$160.6

(a)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), restructuring consulting fees, and transaction costs.

	Year Ended December 31, 2017
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$196.8	$1.0	$2.2	$—	$193.6
Professional services and other	135.0	1.1	0.9	—	133.0
Product development and management	43.6	0.7	0.7	—	42.2
Depreciation and amortization	31.3	—	—	—	31.3
Total cost of revenue	406.7	2.8	3.8	—	400.1
Sales and marketing	109.3	1.7	1.1	—	106.5
General and administrative	104.8	11.6	0.7	1.9	90.6
Operating profit	55.4	16.1	5.6	1.9	79.0
Other expense, net	8.8	—	—	7.4	1.4
Depreciation and amortization	53.8	—	—	—	53.8
EBITDA from continuing operations	$100.4	$16.1	$5.6	$9.3	$131.4

(a)	Other operating expenses includes sponsor management fees, intercompany foreign exchange loss (gain), and restructuring consulting fees.

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

Pension Obligation Risk. We provide a pension plan for a number of former employees. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. In 2019, we contributed $18.0 million to our pension plan.

The effective discount rate used in accounting for pension and other benefit obligations in 2019 ranged from 2.52% to 2.81%. The expected rate of return on plan assets for qualified pension benefits in 2019 was 6.00%. The following table reflects the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

		Impact on 2019 Pension Expense Increase (Decrease)
	Change in Assumption	Pension Benefits	Post Retirement
		(Dollars in millions)
Increase in discount rate	50 basis points	$0.2	$—
Decrease in discount rate	50 basis points	$(0.2)	$—
Increase in return on plan asset	50 basis points	$(2.0)	N/A
Decrease in return on plan asset	50 basis points	$2.0	N/A

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ceridian HCM Holding Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ceridian HCM Holding Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of FASB Accounting Standard Codification (Topic 842) Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the realizability of deferred tax assets

As discussed in Note 16 to the consolidated financial statements, as of December 31, 2019, the Company had gross deferred tax assets of $124.6 million. The Company records a valuation allowance for the portion of the deferred tax assets that are not expected to be realized. Based on an analysis of future taxable income, the Company reduced the valuation allowance and an income tax benefit of $62.6 million was recognized in the consolidated statement of operations for the year ended December 31, 2019.

We identified the evaluation of the realizability of the deferred tax assets as a critical audit matter. Subjective and complex auditor judgment was required in assessing forecasted future taxable income, including the impact of changes in the Company’s debt and equity structure.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s evaluation of the recoverability of gross deferred tax assets, including controls related to management’s analysis of forecasted future taxable income, including management’s evaluation of the impact of changes in the Company’s debt and equity structure. We compared the Company’s projected taxable income to actual historical results, evaluated management’s consideration of changes in the Company’s debt and equity structure, and evaluated the sensitivity of projected taxable income to the recoverability of the gross deferred tax assets. We involved income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s evaluation of the realizability of deferred tax assets.

Assessment of the stand-alone selling price of the cloud professional services

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company recognized $142 million of cloud professional services revenue for the year ended December 31, 2019. The related contract assets were $43.2 million as of December 31, 2019. The Company’s cloud service arrangements include professional services revenue for the implementation of new customers or customer migrations, followed by access to the Company’s hosted payroll processing solution. Revenue recognized for the professional services and payroll processing performance obligations is based on an allocation of the total transaction price to each performance obligation using their respective stand-alone selling prices. This results in revenue being recognized in an amount that exceeds the amount the Company is contractually allowed to bill their customer, which results in the recognition of a contract asset. The determination of the stand-alone selling price for the performance obligations requires the Company to make assumptions based on market conditions and observable inputs, as well as an estimate of the total professional service hours expected to be incurred in connection with the implementation.

We identified the assessment of the Company’s estimation of the total hours expected to be incurred when determining the stand-alone selling price of the cloud professional services performance obligation for implementation as a critical audit matter. The testing of the professional services hours assumption required a higher degree of auditor subjectivity as the assumption is internally-developed and there is no observable market information.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for estimating the total expected hours to be incurred in determining the estimated selling price of the cloud professional services performance obligation, as well as internal controls related to the ongoing monitoring and accounting for changes to the total estimated professional services hours during the implementation phase. We evaluated the Company’s ability to accurately estimate the total hours expected to be incurred for the professional services performance obligation by comparing the estimated hours to the actual hours incurred for a sample of contracts. We performed inquiries with the project managers regarding the estimation of the total hours to be incurred for a sample of contracts, and compared the project managers’ estimates to the Company’s revenue model used to determine the estimated selling price of the cloud professional services performance obligation for implementation.

/s/ KPMG LLP

We have served as the Company’s auditor since 1958.

Minneapolis, Minnesota

February 28, 2020

Ceridian HCM Holding Inc.

Consolidated Balance Sheets

(Dollars in millions, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and equivalents	$281.3	$217.8
Trade and other receivables, net	80.4	63.9
Prepaid expenses and other current assets	57.9	48.9
Total current assets before customer trust funds	419.6	330.6
Customer trust funds	3,204.1	2,603.5
Total current assets	3,623.7	2,934.1
Right of use lease asset	32.0	—
Property, plant, and equipment, net	128.3	104.4
Goodwill	1,973.5	1,927.4
Other intangible assets, net	177.9	187.5
Other assets	150.3	94.4
Total assets	$6,085.7	$5,247.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$10.8	$6.8
Current portion of long-term lease liabilities	8.8	—
Accounts payable	43.2	41.5
Deferred revenue	25.5	23.2
Employee compensation and benefits	75.9	54.5
Other accrued expenses	13.9	23.9
Total current liabilities before customer trust funds obligations	178.1	149.9
Customer trust funds obligations	3,193.6	2,619.7
Total current liabilities	3,371.7	2,769.6
Long-term debt, less current portion	666.3	663.5
Employee benefit plans	117.2	153.3
Long-term lease liabilities, less current portion	30.1	—
Other liabilities	18.1	45.9
Total liabilities	4,203.4	3,632.3
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 144,386,618 and 139,453,710 shares issued and outstanding as of December 31, 2019, and 2018, respectively	1.4	1.4
Additional paid in capital	2,449.1	2,325.6
Accumulated deficit	(229.8)	(335.6)
Accumulated other comprehensive loss	(338.4)	(375.9)
Total stockholders’ equity	1,882.3	1,615.5
Total liabilities and equity	$6,085.7	$5,247.8

See accompanying notes to consolidated financial statements.

Ceridian HCM Holding Inc.

Consolidated Statements of Operations

(Dollars in millions, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Recurring services	$680.1	$625.0	$573.9
Professional services and other	144.0	115.7	102.3
Total revenue	824.1	740.7	676.2
Cost of revenue:
Recurring services	201.8	200.3	196.8
Professional services and other	149.8	132.2	135.0
Product development and management	67.9	59.0	43.6
Depreciation and amortization	36.4	34.3	31.3
Total cost of revenue	455.9	425.8	406.7
Gross profit	368.2	314.9	269.5
Selling, general and administrative	295.9	258.8	214.1
Operating profit	72.3	56.1	55.4
Interest expense, net	32.4	83.2	87.1
Other expense (income), net	5.6	(0.2)	8.8
Income (loss) from continuing operations before income taxes	34.3	(26.9)	(40.5)
Income tax (benefit) expense	(44.4)	8.4	(48.5)
Income (loss) from continuing operations	78.7	(35.3)	8.0
Loss from discontinued operations	—	(25.8)	(6.0)
Net income (loss)	78.7	(61.1)	2.0
Net loss attributable to noncontrolling interest	—	(0.5)	(1.3)
Net income (loss) attributable to Ceridian	$78.7	$(60.6)	$3.3
Net income (loss) per share attributable to Ceridian:
Basic	$0.55	$(0.60)	$(0.26)
Diluted	$0.53	$(0.60)	$(0.26)
Weighted-average shares outstanding:
Basic	142,049,112	114,049,682	65,204,960
Diluted	148,756,592	114,049,682	65,204,960

See accompanying notes to consolidated financial statements.

Ceridian HCM Holding Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$78.7	$(61.1)	$2.0
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	29.1	(48.7)	40.6
Change in unrealized gain from invested customer trust funds	37.7	(10.5)	(17.3)
Change in pension liability adjustment (1)	9.8	(7.6)	13.8
Other comprehensive income (loss) before income taxes	76.6	(66.8)	37.1
Income tax expense (benefit), net	12.0	(1.2)	(3.6)
Other comprehensive income (loss) after income taxes	64.6	(65.6)	40.7
Comprehensive income (loss)	143.3	(126.7)	42.7
Comprehensive loss attributable to noncontrolling interest	—	(0.5)	(0.9)
Comprehensive income (loss) attributable to Ceridian	$143.3	$(126.2)	$43.6

(1)

The amount of the pension liability adjustment recognized in the Consolidated Statements of Operations within other expense (income), net was $10.1 million, $11.7 million, and $10.1 million during the years ended December 31, 2019, 2018, and 2017, respectively.

See accompanying notes to consolidated financial statements.

Ceridian HCM Holding Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in millions, except share data)

	Senior Preferred Stock		Junior Preferred Stock		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Receivable from	Total Stockholders	Non- controlling	Total
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Loss	Stockholder	Equity	Interest	Equity
Balance as of December 31, 2016	16,802,144	$164.3	58,244,308	$0.6	65,001,037	$0.7	$1,546.8	$(250.1)	$(351.3)	$(75.2)	$1,035.8	$38.7	$1,074.5
Net loss	—	—	—	—	—	—	—	3.3	—	—	3.3	(1.3)	2.0
Issuance of common stock	—	—	—	—	183,425	—	3.2	—	—	—	3.2	—	3.2
Issuance of common stock under share-based compensation plans	—	—	—	—	729,404	—	—	—	—	—	—	—	—
Share repurchase	—	—	—	—	(627,904)	—	(1.8)	—	—	—	(1.8)	—	(1.8)
Payment for Issuance of Senior Preferred Stock	—	—	—	—	—	—	—	—	—	75.2	75.2	—	75.2
Senior preferred dividends declared	—	20.5	—	—	—	—	—	(20.5)	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	17.2	—	—	—	17.2	—	17.2
Foreign currency translation	—	—	—	—	—	—	—	—	40.2	—	40.2	0.4	40.6
Change in unrealized loss, net of tax ($3.6)	—	—	—	—	—	—	—	—	(13.7)	—	(13.7)	—	(13.7)
Change in minimum pension & postretirement liability, net of tax of $0.0	—	—	—	—	—	—	—	—	13.8	—	13.8	—	13.8
Balance as of December 31, 2017	16,802,144	$184.8	58,244,308	$0.6	65,285,962	$0.7	$1,565.4	$(267.3)	$(311.0)	$—	$1,173.2	37.8	$1,211.0
Net loss	—	—	—	—	—	—	—	(60.6)	—	—	(60.6)	(0.5)	(61.1)
Issuance of common stock	—	—	—	—	28,695,455	0.3	594.7	—	—	—	595.0	—	595.0
Issuance of common stock under share-based compensation plans	—	—	—	—	3,225,643	—	45.0	—	—	—	45.0	—	45.0
Senior preferred dividends declared	—	7.7	—	—	—	—	—	(7.7)	—	—	—	—	—
Conversion of senior and junior preferred shares	(16,802,144)	(192.5)	(58,244,308)	(0.6)	42,246,650	0.4	192.7	—	—	—	—	—	—
LifeWorks Disposition							(95.7)		0.7		(95)	(37.3)	(132.3)
Share-based compensation	—	—	—	—	—	—	23.5	—	—	—	23.5	—	23.5
Foreign currency translation	—	—	—	—	—	—	—	—	(48.7)	—	(48.7)	—	(48.7)
Change in unrealized loss, net of tax ($1.2)	—	—	—	—	—	—	—	—	(9.3)	—	(9.3)	—	(9.3)
Change in minimum pension & postretirement liability, net of tax of $0.0	—	—	—	—	—	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Balance as of December 31, 2018	—	$—	—	$—	139,453,710	$1.4	$2,325.6	$(335.6)	$(375.9)	$—	$1,615.5	—	$1,615.5
Cumulative-effect adjustments to accumulated deficit related to the adoptions of ASU 2018-02 (Please refer to Note 2)	—	—	—	—	—	—	—	27.1	(27.1)	—	—	—	—
Net income	—	—	—	—	—	—	—	78.7	—	—	78.7	—	78.7
Issuance of common stock under share-based compensation plans	—	—	—	—	4,932,908	—	87.0	—	—	—	87.0	—	87.0
Share-based compensation	—	—	—	—	—	—	36.5	—	—	—	36.5	—	36.5
Foreign currency translation	—	—	—	—	—	—	—	—	29.1	—	29.1	—	29.1
Change in unrealized loss, net of tax $9.6	—	—	—	—	—	—	—	—	28.1	—	28.1	—	28.1
Change in minimum pension & postretirement liability, net of tax of $2.4	—	—	—	—	—	—	—	—	7.4	—	7.4	—	7.4
Balance as of December 31, 2019	—	$—	—	$—	144,386,618	$1.4	$2,449.1	$(229.8)	$(338.4)	$—	$1,882.3	—	$1,882.3

See accompanying notes to consolidated financial statements.

Ceridian HCM Holding Inc.

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$78.7	$(61.1)	$2.0
Loss from discontinued operations	—	25.8	6.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	(69.4)	(16.1)	(61.2)
Depreciation and amortization	57.1	56.6	53.8
Amortization of debt issuance costs and debt discount	1.2	2.1	3.7
Loss on debt extinguishment	—	25.7	—
Net periodic pension and postretirement cost	5.2	2.7	1.5
Provision for doubtful accounts	3.2	0.7	0.2
Share-based compensation	36.5	23.2	16.1
Other	(0.4)	(0.4)	(0.7)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(16.4)	(3.6)	5.7
Prepaid expenses and other current assets	(8.0)	0.6	(6.3)
Accounts payable and other accrued expenses	3.8	(6.4)	0.1
Deferred revenue	0.8	7.0	4.5
Employee compensation and benefits	(11.1)	(22.1)	(26.1)
Accrued interest	—	(15.7)	(4.8)
Accrued taxes	(11.1)	8.4	(6.7)
Other assets and liabilities	(19.5)	(16.7)	(17.2)
Net cash provided by (used in) operating activities—continuing operations	50.6	10.7	(29.4)
Net cash used in operating activities—discontinued operations	—	(1.2)	(10.4)
Net cash provided by (used in) operating activities	50.6	9.5	(39.8)
Cash Flows from Investing Activities
Purchase of customer trust funds marketable securities	(408.4)	(855.2)	(598.5)
Proceeds from sale and maturity of customer trust funds marketable securities	374.5	844.3	610.2
Expenditures for property, plant, and equipment	(16.3)	(8.0)	(17.5)
Expenditures for software and technology	(38.9)	(32.2)	(33.1)
Acquisition costs, net of cash acquired	(30.2)	—	—
Net proceeds from divestitures	—	—	(0.5)
Net cash used in investing activities—continuing operations	(119.3)	(51.1)	(39.4)
Net cash used in investing activities—discontinued operations	—	—	(0.2)
Net cash used in investing activities	(119.3)	(51.1)	(39.6)
Cash Flows from Financing Activities
Increase (decrease) in customer trust funds obligations, net	529.9	(1,415.1)	356.1
Net proceeds from issuance of stock	—	595.0	78.4
Repayment of long-term debt obligations	(7.2)	(1,134.0)	(25.9)
Proceeds from issuance of common stock under share-based compensation plans	87.0	45.8	—
Repurchase of stock	—	—	(1.8)
Proceeds from debt issuance	—	680.0	—
Payment of debt refinancing costs	—	(23.3)	—
Net cash provided by (used in) financing activities	609.7	(1,251.6)	406.8
Effect of Exchange Rate Changes on Cash	11.3	(12.8)	11.0
Net increase (decrease) in cash and equivalents	552.3	(1,306.0)	338.4
Elimination of cash from discontinued operations	—	0.5	5.2
Cash, restricted cash, and equivalents at beginning of year	1,106.3	2,411.8	2,068.2
Cash, restricted cash, and equivalents at end of year	$1,658.6	$1,106.3	$2,411.8
Reconciliation of cash, restricted cash, and equivalents to the consolidated balance sheets
Cash and equivalents	$281.3	$217.8	$94.2
Restricted cash and equivalents included in customer trust funds	$1,377.3	$888.5	$2,317.6
Total cash, restricted cash, and equivalents	$1,658.6	$1,106.3	$2,411.8
Supplemental Cash Flow Information:
Cash paid for interest	$37.4	$74.5	$89.7
Cash paid for income taxes	$36.2	$21.1	$21.3
Cash received from income tax refunds	$0.3	$4.4	$1.9

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

The use of the proceeds from the IPO were as follows (Dollars in millions):

Gross proceeds	$631.3
Less:
Underwriters' discount and commissions	29.2
IPO-related expenses	11.8
Redemption of 11% Senior Notes due 2021 (Note 10)	475.0
Call premium on redemption of 11% Senior Notes due 2021	13.1
Interest on redemption of 11% Senior Notes due 2021	10.9
Sponsor management fee	11.3
Debt refinancing expenses	11.4
Cash to balance sheet	$68.6

Since our IPO, we have completed multiple secondary offerings, in which certain of our stockholders (the “Selling Stockholders”) have sold common stock in underwritten public offerings. All proceeds from the sale of this common stock went to the Selling Stockholders. Our secondary offerings were as follows:

•	12,650,000 shares of common stock sold at a public offering price of $36.00 per share on November 16, 2018
•

14,222,142 shares of common stock sold at a public offering price of $50.50 per share on March 22, 2019 (including 1,222,142 shares purchased pursuant to the underwriters’ option to purchase additional shares on April 3, 2019)

•	8,000,000 shares of common stock sold at a public offering price of $50.50 per share on May 23, 2019
•	10,000,000 shares of common stock sold at a public offering price of $49.75 per share on August 8, 2019
•	9,000,000 shares of common stock sold at a public offering price of $56.30 per share on September 6, 2019
•	10,000,000 shares of common stock sold at a public offering price of $53.08 per share on November 15, 2019

We incurred $2.9 million and $1.3 million of expenses related to our secondary offerings during the years ended December 31, 2019, and 2018, respectively. Expenses associated with our secondary offerings are recorded within selling, general, and administrative expense in our consolidated statements of operations.

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

We consolidate the grantor trusts that hold funds provided by our payroll and tax filing customers pending remittance to employees of those customers or tax authorities in the United States and Canada, although Ceridian does not own the grantor trusts. Under consolidation accounting, the enterprise with a controlling financial interest consolidates a VIE. A controlling financial interest in an entity is determined through analysis that identifies the primary beneficiary which has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, ongoing reassessments must be performed to confirm whether an enterprise is the primary beneficiary of a VIE. The grantor trusts are VIEs, and we are deemed to have a controlling financial interest as the primary beneficiary. Please refer to Note 6, “Customer Trust Funds,” for further information on our accounting for these funds.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Equivalents

As of December 31, 2019, and 2018, cash and equivalents were comprised of cash held in bank accounts and investments with an original maturity of three months or less.

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

Trade and Other Receivables, Net

Trade and other receivables balances are presented on the consolidated balance sheets net of the allowance for doubtful accounts of $2.4 million and $1.3 million and the reserve for sales adjustments of $3.7 million and $3.8 million as of December 31, 2019, and 2018, respectively. We experience credit losses on accounts receivable and, accordingly, must make estimates related to the ultimate collection of the receivables. Specifically, management analyzes accounts receivable, historical bad debt experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We estimate the reserve for sales adjustment based on historical sales adjustment experience. We write off accounts receivable when we determine that the accounts are uncollectible, generally upon customer bankruptcy or the customer’s nonresponse to continued collection efforts.

Property, Plant, and Equipment, Net

Our property, plant, and equipment assets are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the shorter of the remaining lease term or estimated useful life of the related assets, which are generally as follows:

Buildings	40 years
Building improvements	5 years
Machinery and equipment	4-6 years
Computer equipment	3-4 years

Repairs and maintenance costs are expensed as incurred. We capitalized interest of $0.8 million and $0.5 million in property, plant, and equipment, net during the years ended December 31, 2019, and 2018, respectively. Property, plant, and equipment assets are assessed for impairment as described under the heading “Impairment of Long-Lived Assets” below.

Assignment of Fair Values Upon Acquisition of Goodwill and Other Intangible Assets

In the event of a business combination where we are the acquiring party, we are required to assign fair values to all identifiable assets and liabilities acquired, including intangible assets, such as customer lists, identifiable intangible trade names, technology, and non-compete agreements. We are also required to determine the useful life for definite-lived identifiable intangible assets acquired. These determinations require significant judgments, estimates, and assumptions; and, when appropriate, we utilize the assistance of third-party valuation consultants. The remainder of the purchase price of the acquired business not assigned to identifiable assets or liabilities is then recorded as goodwill.

Goodwill and Intangible Assets

Goodwill, which represents the excess purchase price over the fair value of net assets of businesses acquired, is assigned to reporting units based on the benefits derived from the acquisition. Goodwill and indefinite-lived intangibles are not amortized against earnings, but instead are subject to impairment review on at least an annual basis. We perform our annual assessment of goodwill and indefinite-lived intangible balances as of October 1 of each year. There was no indication of impairment at October 1, 2019.

We assess goodwill impairment risk by first performing a qualitative review of entity-specific, industry, market, and general economic factors for each reporting unit. If the qualitative assessment indicates it is more likely than not the fair value of a reporting unit is less than the carrying amount, we apply a quantitative test. The quantitative test compares the reporting unit’s estimated fair value with its carrying amount. In estimating fair value of our reporting units, we use a combination of the income approach and the market-based approach. A number of significant assumptions and estimates are involved in determining the current fair value of the reporting units, including operating cash flows, markets and market share, sales volumes and prices, and working capital changes. We consider historical experience and all available information at the time the fair values of our reporting units are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the goodwill for impairment. The evaluation of impairment involves comparing the current fair value of the reporting unit to the carrying amount. To the extent that the carrying amount of goodwill of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized.

Intangible assets represent amounts assigned to specifically identifiable intangible assets at the time of an acquisition. Definite-lived assets are amortized on a straight-line basis generally over the following periods:

Customer lists and relationships	5-15 years
Trade name	3 years
Technology	3-4 years

Indefinite-lived intangible assets, which consist of trade names, are tested for impairment on an annual basis, or more frequently if certain events or circumstances occur that could indicate impairment. When evaluating whether the indefinite-lived intangible assets are impaired, we first perform a qualitative review. If the qualitative assessment indicates it is more likely than not the fair value of an indefinite-lived intangible asset is less than the carrying amount, a quantitative test is applied and, the carrying amount is compared to its estimated fair value. The estimate of fair value is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An estimated royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. Definite-lived assets are assessed for impairment as described under the heading “Impairment of Long-Lived Assets” below.

Internally Developed Software Costs

In accordance with Accounting Standards Codification (“ASC”) Topic 350, we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and our management has authorized further funding for the project, which it deems probable of completion. Capitalized software costs include only: (1) external direct costs of materials and services consumed in developing or obtaining the software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project; and (3) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We do not include general and administrative costs and overhead costs in capitalizable costs. Research and development costs, product management, and other software maintenance costs related to software development are expensed as incurred.

We had capitalized software costs, net of accumulated amortization, of $70.4 million and $61.9 million as of December 31, 2019, and 2018, respectively, included in property, plant, and equipment, net in the accompanying consolidated balance sheets. We amortize software costs on a straight-line basis over the expected life of the software, generally a range of two to seven years. Amortization of software costs totaled $28.3 million, $26.2 million, and $23.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, net, capitalized software, net, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Deferred Costs

Deferred costs primarily consist of deferred sales commissions. Sales commissions paid based on the annual contract value of a signed customer contract are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commission paid based on the annual contract value are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years.

Deferred costs included within Other assets on our consolidated balance sheets were $106.4 million and $83.5 million as of December 31, 2019, and 2018, respectively. Amortization expense for the deferred costs was $32.2 million, $26.2 million, and $21.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The significant majority of our two major revenue sources (recurring and professional services and other) are derived from contracts with customers. Recurring revenues are primarily related to our cloud subscription performance obligations. Professional services and other revenues are primarily related to professional services for our cloud customers (including implementation services to activate new accounts, as well as post-go live professional services typically billed on a time and materials basis) and, to a much lesser extent, fees for other non-recurring services, including sales of time clocks and certain client reimbursable out-of-pocket expenses. Fees charged to cloud subscription performance obligations are generally priced either on a per-employee, per-month (“PEPM”) basis for a given month or on a per-employee, per-process basis for a given process, both based on usage; and fees charged for professional services are typically priced on a fixed fee basis for activating new accounts and on a time and materials basis for post go-live professional services.

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

For our performance obligations, the consideration allocated to cloud subscription revenues is recognized as recurring revenues, typically commencing with the date the customer processes their first live payroll using the solution (referred to as the "go-live" date). The consideration allocated to professional services to activate a new account is recognized as professional services revenues based on the proportion of total work performed, using reasonably dependable estimates (in relation to progression through the implementation phase), by solution

Recurring Services Revenues

Revenues are presented within the consolidated statements of operations in two categories: recurring services and professional services and other. Recurring services revenues consist of monthly fees that we charge for our Cloud and Bureau solutions. For our Dayforce solutions, we primarily charge monthly recurring fees on a per employee, per month (“PEPM”) basis, generally one-month in advance of service, based on the number and type of solutions provided to the customer and the number of employees at the customer. We charge Powerpay customers monthly recurring fees on a per-employee, per-process basis. For our Bureau solutions, we typically charge monthly recurring fees on a per-process basis. The typical recurring services customer contract has an initial term of three years. The initial recurring services contracts have general acceptance criteria that consist of the completion of user acceptance testing. Any credits related to service level commitments are recognized as incurred, as service level failures are not anticipated at contract signing. Should a customer cancel the initial contract, an early termination fee may be applicable, and revenue is recognized upon collection. We also generate recurring services revenue from investment income on our Cloud and Bureau customer funds held in trust before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue. Please refer to Note 13, “Revenue,” for a full description of our sources of revenue.

Professional Services and Other Revenues

Professional services and other revenues consist primarily of charges relating to the work performed to assist customers with the planning, design, and implementation of their solutions. Also included in professional services are any related training services, post-implementation professional services, and purchased time clocks. We also generate professional services and other revenues from custom professional services and consulting services that we provide and for certain third-party services that we arrange for our Bureau customers. Professional services revenue is primarily recognized as hours are incurred.

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

Product development and management expense includes costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, and enhancements to our existing solutions that do not result in additional functionality. Product development and management expense also includes costs related to the management of our service offerings. Research and development expense, which is included within product development and management expense, was $34.1 million, $29.6 million, and $19.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Depreciation and amortization related to cost of revenue primarily consists of amortization of capitalized software.

Selling, General, and Administrative Expense

Selling expense includes costs related to maintaining a direct marketing infrastructure and sales force and other direct marketing efforts, such as marketing events, advertising, telemarketing, direct mail, and trade shows. Advertising costs are expensed as incurred. Advertising expense was $5.4 million, $5.8 million, and $5.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

General and administrative expense includes costs that are not directly related to delivery of services, selling efforts, or product development, primarily consisting of corporate-level costs, such as administration, finance, legal, and human resources. Also included in this category are depreciation, and amortization of other intangible assets not reflected in cost of revenue, and the provision for doubtful accounts receivable.

Other Expense (Income), Net

Other expense (income), net includes the results of transactions that are not appropriately classified in another category. These items are primarily foreign currency translation gains and losses resulting mainly from intercompany receivables and payables denominated in currencies other than the subsidiary’s functional currency, net periodic pension costs, environmental reserve charges, and charges related to the impairment of asset values.

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

We classify interest and penalties related to income taxes as a component of income tax expense (benefit).

Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, trade and other receivables, net, customer trust funds obligations, customer advance payments, and accounts payable approximate fair value because of the short-term nature of these items.

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

We use the Black-Scholes standard option pricing model (“Black-Scholes model”) to determine the fair value of stock awards with term-based vesting conditions. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by the value of our common stock as well as other inputs and assumptions described below. Prior to our IPO, the value of our common stock was determined by the Board of Directors with assistance from a third-party valuation expert.

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we adopt a different valuation model, future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results.

To determine the fair value of both term- and performance-based stock awards, the risk-free interest rate used was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the contractual term of the performance-based options and the expected term of the term-based awards. Given our limited history as a public company, the estimated volatility of our common stock is based on volatility data for selected comparable public companies over the expected term of our stock awards. Because we do not anticipate paying any cash dividends in the foreseeable future, we use an expected dividend yield of zero. The amount of share-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest.

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

Pension and Other Postretirement Benefits Liability

We present information about our pension and postretirement benefit plans in Note 11 to our consolidated financial statements, “Employee Benefit Plans.” Liabilities and expenses for pensions and other postretirement benefits are determined with the assistance of third-party actuaries, using actuarial methodologies and incorporating significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (medical costs, retirement age, and mortality). The discount rate assumption utilizes a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The impact of a change in the discount rate of 25 basis points would be approximately $13 million on the liabilities and $0.1 million on pre-tax earnings in the following year. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. A change in the assumption for the long-term rate of return on plan assets of 25 basis points would impact pre-tax earnings by approximately $1 million. At December 31, 2018, we updated our mortality assumptions utilizing an improvement scale issued by the Society of Actuaries in October 2018, which resulted in a $1.5 million reduction in the projected benefit obligation. At December 31, 2019, we updated our mortality assumptions utilizing a new base mortality table and improvement scale issued by the Society of Actuaries in October 2019, which resulted in a $8.5 million reduction in the projected benefit obligation.

Foreign Currency Translation

We have international operations whereby the local currencies serve as functional currencies. We translate foreign currency denominated assets and liabilities at the end-of-period exchange rates and foreign currency denominated statements of operations at the weighted-average exchange rates for each period. We report the effect of changes in the U.S. dollar carrying values of assets and liabilities of our international subsidiaries that are due to changes in exchange rates between the U.S. dollar and the subsidiaries’ functional currency as foreign currency translation within accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss). Gains and losses from transactions and translation of assets and liabilities denominated in currencies other than the functional currency of the subsidiaries are recorded in the consolidated statements of operations within other expense (income), net.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which was intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. This standard requires balance sheet recognition for both financing leases and operating leases. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement,” which allowed an additional (and optional) transition method to adopt the new lease requirements. We have adopted ASU No. 2016-02 and ASU No. 2018-11 as of January 1, 2019. Please refer to Note 17, “Leases,” for additional information about our leasing arrangements.

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

3. Discontinued Operations

The following dispositions represented strategic shifts in our overall business and had a significant impact on the consolidated financial statement results. Therefore, they have been presented as discontinued operations in our consolidated financial statements and accompanying notes for all periods presented.

Life Works Disposition

In the second quarter of 2018, contemporaneously with our IPO and concurrent private placement, we distributed our controlling financial interest in LifeWorks to our stockholders of record prior to the IPO on a pro rata basis in accordance with their pro rata interest in us (the “LifeWorks Disposition”). Ceridian’s net book value related to LifeWorks of $95.7 million was recorded as a distribution through additional paid in capital within our consolidated balance sheet during the second quarter of 2018. During the year ended December 31, 2018, there was a loss attributable to the noncontrolling interest of $0.5 million.

The amounts in the table below reflect the operating results of LifeWorks reported as discontinued operations, as well as supplemental disclosures of the discontinued operations

	Year Ended December 31,
	2018	2017
	(Dollars in millions)
Net revenues	$28.3	$79.9
Loss from operations before income taxes	(0.9)	(0.4)
Income tax expense	(24.9)	(4.9)
Loss from discontinued operations, net of income taxes	$(25.8)	$(5.3)
Depreciation and amortization	$1.4	$4.1

Sale of UK Business

On June 15, 2016, we completed the stock sale of our United Kingdom and Ireland businesses, along with the portion of our Mauritius operations that supported these businesses (the “UK Business”). For the year ended December 31, 2017, the UK Business had a loss from discontinued operations of $1.0 million.

Sale of Divested Benefits Continuation Businesses

During the third quarter of 2015, we completed two separate transactions that resulted in the sale of our benefits administration and post-employment health insurance portability compliance businesses (the “Divested Benefits Continuation Businesses”). For the year ended December 31, 2017, the Divested Benefits Continuation Businesses had income from discontinued operations, net of income taxes of $0.3 million.

4. Business Combinations

On September 6, 2019, we entered into a purchase agreement with the shareholders of Lusworth Holding Pty Ltd. (“RITEQ”), an Australian-based corporation, to acquire 100% of the issued and outstanding shares of RITEQ for approximately $20.1 million, subject to certain purchase price adjustments. RITEQ is a provider of workforce management solutions and operates within Australia, New Zealand, and the United Kingdom. The share purchase transaction was completed on September 13, 2019.

The financial results of RITEQ have been included within our consolidated financial statements as of the acquisition date. The acquisition of RITEQ was recorded using the acquisition method of accounting and recognized the assets and liabilities assumed at their fair value. As of September 30, 2019, we conducted a preliminary assessment of acquired assets and liabilities related to the acquisition of RITEQ. The allocation of the purchase price to goodwill was completed as of December 31, 2019. The major classes of assets and liabilities to which we allocated the purchase price were as follows:

(Dollars in millions)
Cash and equivalents	$0.7
Trade and other receivables, net	1.3
Goodwill	16.7
Other intangible assets, net	4.8
Other assets	1.0
Accounts payable	(0.6)
Deferred revenue	(1.3)
Employee compensation and benefits	(1.1)
Other liabilities	(1.4)
Total purchase price	$20.1

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2019, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
	(Dollars in millions)
Assets
Available for sale customer trust funds assets	$1,826.8	$—	$1,826.8	(a)	$—
Total assets measured at fair value	$1,826.8	$—	$1,826.8		$—

As of December 31, 2018, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
	(Dollars in millions)
Assets
Available for sale customer trust funds assets	$1,715.0	$—	$1,715.0	(a)	$—
Total assets measured at fair value	$1,715.0	$—	$1,715.0		$—

(a)	Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the years ended December 31, 2019, and 2018, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. Assets acquired and liabilities assumed as part of a business combination are measured at fair value. Please refer to Note 4, “Business Combinations,” for additional information on our business combinations and the related non-recurring fair value measurement of the assets acquired and liabilities assumed.

6. Customer Trust Funds

Overview

In connection with our U.S. and Canadian payroll and tax filing services, we collect funds for payment of payroll and taxes; temporarily hold such funds in trust until payment is due; remit the funds to the clients’ employees and appropriate taxing authorities; file federal, state, and local tax returns; and handle related regulatory correspondence and amendments. The assets held in trust are intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.

Our customer trust funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. Accordingly, we maintain on average approximately 47% of customer trust funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, or collateralized short-term investments; and we maintain on average approximately 53% of customer trust funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of U.S. Treasury and agency securities, Canada government and provincial securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate, and bank securities. To maintain sufficient liquidity in the trust to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing.

Financial Statement Presentation

Investment income from invested customer trust funds constitutes a component of our compensation for providing services under agreements with our customers. Investment income from invested customer trust funds included in revenue amounted to $80.2 million, $67.0 million, and $46.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Investment income includes interest income, realized gains and losses from sales of customer trust funds’ investments, and unrealized credit losses determined to be other-than-temporary.

The amortized cost of customer trust funds as of December 31, 2019, and 2018, is comprised of the original cost of assets acquired. The amortized cost and fair values of investments of customer trust funds available for sale at December 31, 2019, and 2018, were as follows:

Investments of Customer Trust Funds at December 31, 2019

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$1,348.1	$—	$—	$1,348.1
Available for sale investments:
U.S. government and agency securities	542.4	7.1	(0.3)	549.2
Canadian and provincial government securities	406.7	5.4	(0.7)	411.4
Corporate debt securities	562.2	9.0	(0.3)	570.9
Asset-backed securities	270.0	1.7	(0.3)	271.4
Mortgage-backed securities	19.8	0.2	(0.1)	19.9
Other securities	4.0	—	—	4.0
Total available for sale investments	1,805.1	23.4	(1.7)	1,826.8
Invested customer trust funds	3,153.2	$23.4	$(1.7)	3,174.9
Trust receivables (a)	40.4			29.2
Total customer trust funds	$3,193.6			$3,204.1

(a)

The fair value of trust receivable as of December 31, 2019, includes a loss of $11.2 million related to unrecovered duplicate payments resulting from the September 26, 2019, isolated service incident. Ceridian is liable for these unrecovered duplicate payments and will reimburse the customer trust for the resulting losses. Please refer to Note 18, “Commitments and Contingencies,” for further discussion of the September 26, 2019, isolated service incident.

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

The following represents the gross unrealized losses and the related fair value of the investments of customer trust funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
U.S. government and agency securities	$(0.2)	$85.3	$(0.1)	$53.8	$(0.3)	$139.1
Canadian and provincial government securities	(0.7)	126.9	—	—	(0.7)	126.9
Corporate debt securities	(0.2)	52.8	(0.1)	38.7	(0.3)	91.5
Asset-backed securities	(0.3)	81.6	(a)	22.1	(0.3)	103.7
Mortgage-backed securities	(a)	0.7	(0.1)	4.6	(0.1)	5.3
Total available for sale investments	$(1.4)	$347.3	$(0.3)	$119.2	$(1.7)	$466.5

(a)	These investments have been in an unrealized loss position; however, the amount of unrealized loss is less than $0.05 million.

Management does not believe that any individual unrealized loss as of December 31, 2019, represents an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at December 31, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,666.4	$1,666.7
Due in one to three years	719.7	725.7
Due in three to five years	592.7	603.3
Due after five years	174.4	179.2
Invested customer trust funds	$3,153.2	$3,174.9

7. Trade and Other Receivables, Net

Trade and other receivables, net, consist of the following:

	December 31,
	2019	2018
	(Dollars in millions)
Trade receivables from customers	$75.7	$62.6
Interest receivable from invested customer trust funds	1.3	0.9
Other	9.5	5.5
Total gross receivables	86.5	69.0
Less: reserve for sales adjustments	(3.7)	(3.8)
Less: allowance for doubtful accounts	(2.4)	(1.3)
Trade and other receivables, net	$80.4	$63.9

The activity related to the allowance for doubtful accounts was as follows for each of the periods:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Balance at beginning of year	$1.3	$1.3	$1.8
Provision for doubtful accounts	3.2	0.7	0.2
Charge-offs, net of recoveries	(2.1)	(0.7)	(0.7)
Balance at end of year	$2.4	$1.3	$1.3

8. Property, Plant, and Equipment, Net

Property, plant, and equipment, net consist of the following:

	December 31,
	2019	2018
	(Dollars in millions)
Land	$7.5	$7.5
Software	265.0	225.0
Machinery and equipment	116.1	117.5
Buildings and improvements	59.2	40.5
Total property, plant, and equipment	447.8	390.5
Accumulated depreciation	(319.5)	(286.1)
Property, plant, and equipment, net	$128.3	$104.4

Depreciation expense related to property, plant, and equipment, net was $40.9 million, $38.1 million, and $35.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

9. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows for the years ended December 31, 2019, and 2018:

(Dollars in millions)
Balance at December 31, 2017	$1,961.0
Translation	(33.6)
Balance at December 31, 2018	1,927.4
Acquisitions	25.7
Translation	20.4
Balance at December 31, 2019	$1,973.5
Tax-deductible goodwill at December 31, 2019	$19.1

Please refer to Note 4, “Business Combinations,” for further discussion of our RITEQ acquisition.

We perform an impairment assessment of our goodwill balances as of October 1 of each year. Goodwill impairment testing is performed at the reporting unit level, which is the operating segment level or one level below. We performed a qualitative impairment test as of October 1, 2019, and concluded that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount.

Intangible Assets

Other intangible assets consist of the following as of December 31, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$212.5	$(208.2)	$4.3	5-15
Trade name	174.0	(2.1)	171.9	3 and Indefinite
Technology	156.1	(154.4)	1.7	3-4
Total other intangible assets	$542.6	$(364.7)	$177.9

We perform an impairment assessment of our indefinite-lived intangible assets as of October 1 of each year. We performed a qualitative assessment as of October 1, 2019, and concluded that it is not more likely than not that the fair value of our trade name intangible assets with indefinite lives exceeded their respective carrying amounts. We continue to evaluate the use of our trade names and branding in our sales and marketing efforts. If there is a fundamental shift in the method of our branding in the future, we will assess the impact on the carrying amount of our trade name intangible assets to determine whether an impairment exists. If it is determined that an impairment has occurred, a non-cash impairment loss would be recognized during the period in which the decision was made to make the fundamental shift.

Other intangible assets consist of the following as of December 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollar in millions)
Customer lists and relationships	$205.4	$(190.2)	$15.2	5-15
Trade name	173.5	(1.9)	171.6	—
Technology	152.2	(151.5)	0.7	3-4
Total other intangible assets	$531.1	$(343.6)	$187.5

Amortization expense related to definite-lived intangible assets was $16.2 million, $18.5 million, and $18.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. We estimate the future amortization of other intangible assets held at December 31, 2019, will be:

Years Ending December 31,	Amount
(Dollars in millions)
2020	$1.7
2021	1.7
2022	1.1
2023	0.9
2024	$0.6

Long-Lived Assets by Geographic Area

Long-lived assets consist of right of use lease asset, property, plant and equipment, net, goodwill, and other intangible assets, net. Long-lived assets by country consist of the following:

	December 31,
	2019	2018
	(Dollars in millions)
United States	$1,800.5	$1,778.7
Canada	481.2	438.1
Other	30.0	2.5
Total long-lived assets	$2,311.7	$2,219.3

10. Debt

Overview

Set forth below is a description of certain debt facilities for which Ceridian was obligated during the periods covered by these consolidated financial statements. Our debt obligations consist of the following:

	December 31,
	2019	2018
	(Dollars in millions)
Term Debt, interest rate of 4.8% and 5.8% as of December 31, 2019, and 2018, respectively	$671.5	$678.3
Revolving Credit Facility ($300.0 million available capacity as of December 31, 2019, and 2018, less amounts reserved for letters of credit, which were $1.9 million and $2.7 million as of December 31, 2019, and 2018, respectively.)	—	—
Canada Line of Credit (CDN $7.0 million available capacity as of December 31, 2019, and 2018; USD $5.4 million and USD $5.1 million as of December 31, 2019, and 2018, respectively.)	—	—
Financing lease liabilities (Please refer to Note 17)	12.4	—
Total debt	683.9	678.3
Less unamortized discount on Term Debt	1.4	1.7
Less unamortized debt issuance costs on Term Debt	5.4	6.3
Less current portion of long-term debt	10.8	6.8
Long-term debt, less current portion	$666.3	$663.5

Senior Secured Credit Facilities

Principal Amounts and Maturity Dates

On November 14, 2014, the 2014 Senior Secured Credit Facility was put into place, consisting of (i) a $702.0 million term loan debt facility (the “2014 Term Debt”) and (ii) a $130.0 million revolving credit facility (the “2014 Revolving Credit Facility”). As of December 31, 2017, the 2014 Term Debt had a maturity date of September 2020, and the 2014 Revolving Credit Facility had a maturity date of September 2019. The 2014 Term Debt required quarterly principal payments of 0.25% of the original principal amount. Ceridian made a mandatory pre-payment towards the principal balance of the 2014 Term Debt with the proceeds received from the sale of the UK Business during the year ended December 31, 2018, of $0.3 million. This pre-payment was applied against the scheduled quarterly principal payments.

On April 30, 2018, Ceridian completed the refinancing of the remaining debt under the 2014 Senior Secured Credit Facility by entering into a new credit agreement. Pursuant to the terms of the new credit agreement, Ceridian became borrower of (i) a $680.0 million term loan debt facility (the “2018 Term Debt”) and (ii) a $300.0 million revolving credit facility (the “2018 Revolving Credit Facility”) (collectively, the “2018 Senior Secured Credit Facility”). The 2018 Senior Secured Credit Facility is secured by all assets of Ceridian.

In connection with the refinancing of the 2014 Senior Secured Credit Facility, we recognized a loss on debt extinguishment of $7.1 million within interest expense, net on our consolidated statement of operations during the year ended December 31, 2018.

Interest

The effective interest rate on the 2018 Term Debt at December 31, 2019, and 2018, was 4.8% and 5.8%, respectively. The 2018 Term Debt was initially subject to an interest rate of LIBOR plus 3.25%. As a result of a ratings upgrade on March 26, 2019, of our 2018 Senior Secured Credit Facility by Moody’s Investor Service, from B3 to B2, the Company’s floating rate 2018 Term Debt interest rate was reduced from LIBOR plus 3.25% to LIBOR plus 3.00%, so long as the rating is maintained. Accrued interest related to the 2018 Senior Secured Credit Facility was $0.1 million and $0.1 million as of December 31, 2019, and 2018, respectively, and is included within Other accrued expenses in our consolidated balance sheets.

Financing Costs and Issuance Discounts

In connection with the refinancing of the 2014 Senior Secured Credit Facility, we capitalized $3.6 million of additional financing costs and wrote off $0.5 million of existing unamortized deferred financing costs, which was included in the loss on extinguishment of debt. The 2018 Term Debt had associated unamortized deferred financing costs of $6.8 million and $8.0 million at December 31, 2019, and 2018, respectively, which are being amortized at an effective interest rate of 5.3%.

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

Representations, Warranties and Covenants

The documents governing the 2018 Senior Secured Credit Facility contain certain customary representations and warranties. In addition, those documents contain customary covenants restricting Ceridian’s ability and certain of its subsidiaries’ ability to, among other things: incur additional indebtedness, issue disqualified stock and preferred stock; create liens; declare dividends; redeem capital stock; make investments; engage in a materially different line of business; engage in certain mergers, consolidations, acquisitions, asset sales, or other fundamental changes; engage in certain transactions with affiliates; enter into certain restrictive agreements; make prepayments on any subordinated indebtedness; modify junior financing documentation; and make changes to our fiscal year.

The 2018 Senior Secured Credit Facility documents contain a requirement that Ceridian maintain a ratio of adjusted first lien debt to Credit Facility EBITDA below specified levels on a quarterly basis; however, such requirement is applicable only if more than 35% of the 2018 Revolving Credit Facility is drawn. As of December 31, 2019, no portion of the 2018 Revolving Credit Facility was drawn.

Events of Default

Events of default under the 2018 Senior Secured Credit Facility documents include, but are not limited to: failure to pay interest, principal and fees, or other amounts when due; material breach of any representation or warranty; covenant defaults; cross defaults to other material indebtedness; events of bankruptcy, invalidity of security interests; a change of control; material judgments for payment of money; involuntary acceleration of any debt; and other customary events of default. There were no events of default as of December 31, 2019.

Senior Notes

General Description

On October 1, 2013, Ceridian issued the Senior Notes due 2021 in the principal amount of $475.0 million.

Using the net proceeds received from the IPO and concurrent private placement, we satisfied and discharged the indenture governing the Senior Notes on April 30, 2018, and the Senior Notes were redeemed on May 30, 2018. In connection with the redemption of the Senior Notes, we recognized a loss on extinguishment of debt of $18.6 million within interest expense, net on our consolidated statement of operations during the year ended December 31, 2018.

Financing Costs and Issuance Discounts

On May 30, 2018, the redemption date, the Senior Notes had unamortized deferred financing costs of $5.5 million, which were included in the loss on extinguishment of debt.

Other Information Relating to Indebtedness

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2020	$6.8
2021	6.8
2022	6.8
2023	6.8
2024	6.8
Thereafter	637.5
$671.5

Ceridian may be required to make additional payments on the 2018 Term Debt from various sources, including proceeds of certain indebtedness which may be incurred from time to time, certain asset sales, and a certain percentage of cash flow. There is an excess cash flow calculation associated with the 2018 Term Debt, and based on this calculation, we are not required to make a prepayment on the 2018 Term Debt in 2020.

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of our indebtedness was estimated to be $675.1 million and $649.5 million as of December 31, 2019, and 2018, respectively.

Other Debt Financing

Ceridian Canada had available a committed bank credit facility that provides up to CDN $7.0 million, for issuance of letters of credit as of December 31, 2019 and 2018. The credit facility is a discretionary line at the option of the bank. The amount of letters of credit outstanding under this facility were CDN $7.0 million (USD $5.4 million) and CDN $7.0 million (USD $5.1 million) at December 31, 2019, and 2018, respectively.

11. Employee Benefit Plans

Ceridian maintains numerous benefit plans for current and former employees. As of December 31, 2019, our current active benefit plans include defined contribution plans for substantially all employees. All defined benefit plans have been frozen.

Defined Contribution Plans

Ceridian maintains defined contribution plans that provide retirement benefits to substantially all of our employees. Contributions are based upon the contractual obligations of each respective plan. We recognized expense of $9.8 million, $8.4 million, and $7.5 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to employer contributions to these plans.

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

Assets of the U.S. defined benefit plan are held in an irrevocable trust and do not include any Ceridian securities. Benefits under this plan are generally calculated on final or career average earnings and years of participation in the plan. Most participating employees were required to permit salary reduction contributions to the plan on their behalf by the employer as a condition of active participation. Retirees and other former employees are inactive participants in this plan and constitute approximately 99% of the plan participants. This plan is funded in accordance with funding requirements under the Employee Retirement Income Security Act of 1974, based on determinations of a third-party consulting actuary. Investment of the U.S. defined benefit plan assets in Ceridian securities is prohibited by the investment policy. We made contributions amounting to $18.0 million in 2019 to the U.S. defined benefit plan. The required minimum contributions to the U.S. benefit plan are expected to be $17.0 million during 2020.

Ceridian also sponsors a nonqualified supplemental defined benefit plan (the “nonqualified defined benefit plan”), which is unfunded and provides benefits to selected U.S. employees in addition to the U.S. defined benefit plan. We made contributions to the nonqualified defined benefit plan amounting to $1.8 million in 2019 and expect to make contributions of $1.7 million during 2020.

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

The discount rate assumption is used to determine the benefit obligation and the interest portion of the net periodic pension cost (credit) for the following year. We utilize a full yield curve approach for our discount rate assumption by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. As of December 31, 2019, a 25 basis point decrease in the discount rate would result in a $0.1 million decrease to expense for all pension plans.

At December 31, 2018, we updated our mortality assumptions utilizing an improvement scale issued by the Society of Actuaries in October 2018, which resulted in a $1.5 million reduction in the projected benefit obligation. At December 31, 2019, we updated our mortality assumptions utilizing a new base mortality table and improvement scale issued by the Society of Actuaries in October 2019, which resulted in a $8.5 million reduction in the projected benefit obligation.

The funded status of defined benefit plans represents the difference between the projected benefit obligation and the plan assets at fair value. The projected benefit obligation of defined benefit plans exceeded the fair value of plan assets by $121.6 million and $145.8 million at December 31, 2019, and 2018, respectively. We are required to record the unfunded status as a liability in our consolidated balance sheets and recognize the change in the funded status in comprehensive income, net of deferred income taxes.

The projected future payments to participants from defined benefit plans are included in the table below.

Years Ending December 31,	Amount
(Dollars in millions)
2020	$45.5
2021	44.3
2022	43.0
2023	41.5
2024	40.0
Next five years	$174.6

The accompanying tables reflect the combined funded status and net periodic pension cost and combined supporting assumptions for the defined benefit elements of our defined benefit plans.

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Funded Status of Defined Benefit Retirement Plans at Measurement Date
Change in Projected Benefit Obligation During the Year:
Projected benefit obligation at beginning of year	$527.4	$593.0
Service cost	—	—
Interest cost	18.2	16.3
Actuarial loss (gain)	49.4	(31.6)
Benefits paid and plan expenses	(47.8)	(50.3)
Projected benefit obligation at end of year	$547.2	$527.4
Change in Fair Value of Plan Assets During the Year:
Plan assets at fair value at beginning of year	381.6	438.6
Actual return on plan assets	72.0	(27.1)
Employer contributions	19.8	20.4
Benefits paid and plan expenses	(47.8)	(50.3)
Plan assets at fair value at end of year	425.6	381.6
Funded status of plans	$(121.6)	$(145.8)

	December 31,
	2019	2018
	(Dollars in millions)
Amounts recognized in Consolidated Balance Sheets
Current liability	$18.7	$8.1
Noncurrent liability	102.9	137.7
Amounts recognized in Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax of $57.8 million and $91.5 million, respectively (a)	$180.6	$158.6

(a)

A cumulative effect adjustment of $30.8 million related to the adoption of ASC 2018-02 was recorded within accumulated other comprehensive loss, net of tax during the year ended December 31, 2019. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion.

The other comprehensive (income) loss related to pension benefit plans was as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net actuarial loss (gain)	$1.0	$21.4	$(3.0)
Amortization of net actuarial loss	(12.7)	(14.2)	(12.8)
Tax expense	2.9	—	—
Other comprehensive (income) loss, net of tax	$(8.8)	$7.2	$(15.8)

	Year Ended December 31,
	2019	2018	2017
Assumptions Used in Calculations
Discount rate used to determine net benefit cost	3.92%	3.25%	3.63%
Expected return on plan assets	6.00%	6.30%	6.30%
Discount rate used to determine benefit obligations%	2.81%	3.92%	3.25%

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net Periodic Pension Cost
Interest cost	$18.2	$16.3	$17.2
Actuarial loss amortization	12.7	14.2	12.8
Less: Expected return on plan assets	(23.6)	(25.8)	(26.3)
Net periodic pension cost	$7.3	$4.7	$3.7

The accumulated benefit obligation of defined benefit plans was $547.2 million and $527.4 million as of December 31, 2019, and 2018, respectively.

The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost during 2020 is a net actuarial loss of $15.7 million.

Our overall investment strategy for the U.S. defined benefit plan is to achieve a mix of approximately 70% of investments for long term growth, 28% for liability hedging purposes, and 2% for near-term benefit payments. Target asset allocations are based upon actuarial and capital market studies performed by experienced outside consultants. The target allocations for the growth assets are 40% fixed income, 27% domestic equities, 23% international equities, and 10% hedge funds. Specifically, the target allocation is managed through investments in fixed income securities, equity funds, collective investment funds, partnerships and other investment types. The underlying domestic equity securities include exposure to large/mid-cap companies and small-cap companies. Fixed income securities include corporate debt, mortgage-backed securities, U.S. Treasury and U.S. agency debt, emerging market debt, and high yield debt securities. The alternative investment strategy is allocated to investments in hedge funds. The liability hedging portfolio fair value is intended to move in a direction that partially offsets the increase or decrease in the liabilities resulting from changes in interest rates. To achieve this objective, the portfolio will invest in U.S. Treasury strips and various interest rate derivatives contracts. We hire outside managers to manage all assets of the U.S. defined benefit plan.

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

The fair values of our defined benefit plan’s assets at December 31, 2019, by asset category were as follows:

	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Investments, at fair value:
Short-term investments	$17.5	$17.5	$—	$—
Government securities	137.2	—	137.2	—
Corporate debt securities	19.7	—	19.7	—
Collective investment funds:
Domestic equity (a)	101.0	—	101.0	—
Foreign equity (a)	62.2	—	62.2	—
Foreign bond (b)	30.4	—	30.4	—
Partnerships (c)	27.6	—	27.6	—
Hedge fund of funds (d)	30.0	—	30.0	—
Total investments, at fair value	$425.6	$17.5	$408.1	$—

The fair values of our defined benefit plan’s assets at December 31, 2018, by asset category were as follows:

	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Investments, at fair value:
Short-term investments	$57.9	$57.9	$—	$—
Government securities	92.4	—	92.4	—
Corporate debt securities	18.7	—	18.7	—
Collective investment funds:
Domestic equity (a)	80.1	—	80.1	—
Foreign equity (a)	48.5	—	48.5	—
Foreign bond (b)	23.8	—	23.8	—
Partnerships (c)	32.1	—	32.1	—
Hedge fund of funds (d)	28.1	—	28.1	—
Total investments, at fair value	$381.6	$57.9	$323.7	$—

(a)	Funds in this category invest in a diversified portfolio of domestic and/or foreign stocks to achieve a long-term rate of return.
(b)	Funds in this category invest in various types of domestic and/or foreign debt securities to achieve a long-term rate of return while preserving capital.
(c)	Funds within this category invest in a bond fund partnership which holds various types of domestic debt securities to achieve a long-term rate of return while preserving capital.
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

The discount rate assumption is used to determine the benefit obligation and the interest portion of the net periodic postretirement cost (credit) for the following year. We utilize a full yield curve approach for our discount rate assumption by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. As of December 31, 2019, a 25 basis point decrease in the discount rate would result in an immaterial impact on expense for the postretirement plan.

The accompanying tables present the amounts and changes in the aggregate benefit obligation and the components of net periodic postretirement benefit cost for U.S. plans. We fund these costs as they become due.

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Funded Status of Postretirement Health Care and Life Insurance Plans
Change in Benefit Obligation:
At beginning of year	$16.8	$19.6
Interest cost	0.5	0.5
Participant contributions	0.4	0.5
Actuarial gain	(0.7)	(2.1)
Benefits paid	(1.6)	(1.7)
At end of year	$15.4	$16.8
Change in Plan Assets:
At beginning of year	$—	$—
Company contributions	1.2	1.2
Participant contributions	0.4	0.5
Benefits paid	(1.6)	(1.7)
At end of year	—	—
Funded Status	$(15.4)	$(16.8)

	December 31,
	2019	2018
	(Dollars in millions)
Amounts recognized in Consolidated Balance Sheets
Current liability	$2.1	$2.2
Noncurrent liability	13.3	14.6
Amounts recognized in Accumulated Other Comprehensive Loss
Accumulated other comprehensive income, net of tax of $(6.1) million and $(9.9) million, respectively (a)	$(10.4)	$(8.5)

(a)

A cumulative effect adjustment of $3.3 million related to the adoption of ASU 2018-02 was recorded within accumulated other comprehensive income, net of tax during the year ended December 31, 2019. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion.

The other comprehensive (income) loss related to postretirement benefits were as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net actuarial gain	$(0.7)	$(2.1)	$(0.7)
Amortization of net actuarial gain	2.6	2.5	2.7
Tax benefit	(0.5)	—	—
Other comprehensive loss, net of tax	$1.4	$0.4	$2.0

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net Periodic Postretirement Benefit
Interest cost	$0.5	$0.5	$0.5
Actuarial gain amortization	(2.3)	(2.2)	(2.4)
Prior service credit amortization	(0.3)	(0.3)	(0.3)
Net periodic postretirement benefit gain	$(2.1)	$(2.0)	$(2.2)

The amount of accumulated other comprehensive loss that is expected to be recognized as a component of net periodic postretirement benefit cost during 2020 is a $2.7 million gain, comprised of $2.4 million of actuarial gain and $0.3 million of prior service credit.

The assumed health care cost trend rate represents the rate at which health care costs are assumed to increase. The assumed health care cost trend rate used in measuring the benefit obligation in 2019 is 6.7% for pre-age 65 retirees and 7.4% for post-age 65 retirees. These rates are assumed to decrease gradually to the ultimate health care cost trend rate of 4.5% in 2028 for both groups. A one percent increase in this rate would increase the benefit obligation at December 31, 2019, by $0.6 million and would have an immaterial impact on the interest cost for 2019. A one percent decrease in this rate would decrease the benefit obligation at December 31, 2019, by $0.6 million and would have an immaterial impact on the interest cost for 2019.

	Year Ended December 31,
	2019	2018	2017
Assumptions Used in Calculations
Weighted average discount rate used to determine net periodic postretirement cost (credit)	3.70%	3.01%	3.26%
Weighted average discount rate used to determine benefit obligation at measurement date	2.52%	3.70%	3.01%

The projected future postretirement benefit payments and future receipts from the federal subsidy for each of the next five years and the five-year period following are included in the table below.

Years Ending December 31,	Payments	Receipts
	(Dollars in millions)
2020	$2.1	$—
2021	1.8	—
2022	1.7	—
2023	1.6	—
2024	1.4	—
Next five years	$5.2	$0.1

12. Share-Based Compensation

Prior to November 1, 2013, Ceridian employees participated in a share-based compensation plan of the former ultimate parent of Ceridian, the 2007 Stock Incentive Plan (“2007 SIP”). Effective November 1, 2013, although most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, as amended (“2013 SIP”), a small number of participants maintained their stock options in the 2007 SIP. Concurrent with the IPO and legal reorganization, all outstanding stock options under the 2007 SIP were converted into options to purchase common stock of Ceridian. As of December 31, 2019, there were 2,500 stock options outstanding under the 2007 SIP.

Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of December 31, 2019, there were 5,008,087 stock options and restricted stock units outstanding under the 2013 SIP. We do not intend to grant any additional awards under the 2007 SIP or the 2013 SIP.

As part of the 2013 SIP, the Board of Directors approved a stock appreciation rights program that authorized the issuance of up to 600,000 stock appreciation rights. The performance criteria for all stock appreciation rights was met on April 30, 2018, resulting in the vesting and cash settlement of all outstanding stock appreciation rights. We recognized $1.5 million of share-based compensation expense related to the vesting of these stock appreciation rights during the year ended December 31, 2018. As of December 31, 2019, there were no remaining outstanding stock appreciation rights.

On April 24, 2018, in connection with the IPO, the Board of Directors approved the Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (“2018 EIP”), which authorized the issuance of up to 13,500,000 shares of common stock to eligible participants through equity awards (the “Share Reserve”). The Share Reserve may be increased on March 31 of each of the first ten calendar years during the term of the 2018 EIP, by the lesser of (i) three percent of the number of shares of our common stock outstanding on each January 31 immediately prior to the date of increase or (ii) such number of shares of our common stock determined by the Board of Directors. On March 31, 2019, the Share Reserve was increased by three percent of the number of shares of common stock outstanding on January 31, 2019, or 4,196,193 shares.

Equity awards under the 2018 EIP vest annually on a pro rata basis, generally over a four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term and awards with an exercise price have such that is not less than the fair market value of the underlying stock on the date of the grant. As of December 31, 2019, there were 9,022,449 stock options and restricted stock units outstanding and 8,673,744 shares available for future grants of equity awards under the 2018 EIP.

On November 9, 2018, the Compensation Committee of the Board of Directors approved the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (the “GESPP”), which authorizes the issuance of up to 2,500,000 shares of common stock to eligible participants through purchases via payroll deductions. The purchase price is the lower of (i) 85% of the fair market value of a share of common stock on the offering date (the first trading day of the offering period commencing on January 1 and concluding on December 31) or (ii) 85% of the fair market value of a share of common stock on the purchase date. The GESPP shall continue for ten years, unless terminated sooner as provided under the GESPP. During 2019, shares were purchased on June 28, September 30, and December 31. In subsequent years, quarterly purchase periods will commence on January 1, April 1, July 1, and October 1. Shares will be purchased on the last trading day of the respective purchase periods.

Share-based compensation expense was $36.5 million, $24.7 million, and $16.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Performance-Based Stock Options

Performance-based option activity under the 2007 SIP and the 2013 SIP for the periods presented was as follows:

	Shares		Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2016	1,230,426		$13.46	4.2	$—
Granted	—		—	—	—
Exercised	(167,202)	(a)	(13.46)	—	—
Forfeited or expired	(25,077)		(13.46)	—	—
Options outstanding at December 31, 2017	1,038,147		$13.46	3.5	$—
Granted	—		—	—	—
Exercised	(663,412)		(13.46)	—	—
Forfeited or expired	(8,358)		(13.46)	—	—
Options outstanding at December 31, 2018	366,377		$13.50	3.1	$7.7
Granted	—		—	—	—
Exercised	(298,096)		(13.48)	—	—
Forfeited or expired	—		—	—	—
Options outstanding at December 31, 2019	68,281		$13.58	2.6	$3.7
Options exercisable at December 31, 2019	68,281		$13.58	2.6	$3.7

(a)	During the year ended December 31, 2017, certain performance-based options were modified and exercised.

The performance criteria for all outstanding performance-based stock options was met on June 7, 2018, resulting in the vesting of all outstanding performance-based stock options on this date. We recognized $4.8 million of share-based compensation expense related to the vesting of these performance-based stock options during the year ended December 31, 2018. As of December 31, 2019, there was no share-based compensation expense related to unvested performance-based stock options not yet recognized.

Term-Based Stock Options

Term-based option activity, including stock options under the 2007 SIP, the 2013 SIP, and the 2018 EIP, for the periods presented was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2016	9,772,270	$16.20	7.1	$9.9
Granted	2,285,981	17.46	—	—
Exercised	(595,464)	(15.14)	—	—
Forfeited or expired	(468,606)	(16.10)	—	—
Options outstanding at December 31, 2017	10,994,181	$16.52	6.9	$48.8
Granted	5,236,037	23.07	—	—
Exercised	(2,501,983)	(15.26)	—	—
Forfeited or expired	(178,466)	(17.30)	—	—
Options outstanding at December 31, 2018	13,549,769	$19.28	7.5	$206.8
Granted	4,297,472	49.74	—	—
Exercised	(4,358,867)	(17.37)	—	—
Forfeited or expired	(343,437)	(24.14)	—	—
Options outstanding at December 31, 2019	13,144,937	$29.74	7.8	$501.3
Options exercisable at December 31, 2019	3,725,204	$18.34	6.0	$184.5

Other information pertaining to term-based options was as follows:

	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value per share	$16.12	$7.80	$5.88

The fair value of the term-based stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	24.9%	25.0%	30.0%
Expected dividend rate	—	—	—
Risk-free interest rate	2.5%	2.9%	2.3%

For stock options granted under the 2013 SIP and 2018 EIP, we estimated an expected term of 7.0 years, based on the vesting period and contractual life. As of December 31, 2019, there was $83.7 million of share-based compensation expense related to unvested term-based awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years. As of December 31, 2019, there were 3,725,204 vested term-based stock options.

Restricted Stock Units

Restricted stock units (“RSUs”) activity, including RSUs under the 2013 SIP and the 2018 EIP, for the periods presented was as follows:

Shares
RSUs outstanding at December 31, 2016	182,180
Granted	500,000
Shares issued upon vesting of RSUs	(76,190)
Forfeited or canceled	—
RSUs outstanding at December 31, 2017	605,990
Granted	164,073
Shares issued upon vesting of RSUs	(105,990)
Forfeited or canceled	—
RSUs outstanding at December 31, 2018	664,073
Granted	193,033
Shares issued upon vesting of RSUs	(17,288)
Forfeited or canceled	(20,000)
RSUs outstanding at December 31, 2019	819,818
RSUs releasable at December 31, 2019	270,338

Other information pertaining to restricted stock units was as follows:

	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value per share	$50.00	$35.55	$17.26

During the year ended December 31, 2019, 162,626 RSUs vested, of which 17,288 shares of common stock were issued. As of December 31, 2019, there were 270,338 RSUs vested and releasable. Restricted stock units generally vest annually over a one-, three-, or four-year period. As of December 31, 2019, there was $14.0 million of share-based compensation expense related to unvested restricted stock units not yet recognized, which is expected to be recognized over a weighted average period of 2.0 years.

Global Employee Stock Purchase Plan

During the year ended December 31, 2019, GESPP stock purchases were completed on June 28, September 30, and December 31, and resulted in the issuance of 261,895 shares of our common stock at a purchase price of $28.70 per share.

The fair value of the stock purchase rights granted under the GESPP was estimated using the following weighted-average assumptions:

Year Ended December 31, 2019
Expected volatility	34.8%
Expected dividend rate	—
Risk-free interest rate	2.2%
Expected term (in years)	0.4
Grant date fair value per share	$9.32

13. Revenue

Our Solutions

We categorize our solutions into two categories: Cloud and Bureau offerings.
•

Cloud revenue is generated from solutions that are delivered via two cloud offerings, Dayforce and Powerpay. The Dayforce offering is differentiated from our market competition as being a single application with continuous calculation that offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Dayforce recurring revenue is primarily generated from monthly recurring fees charged on a per-employee, per-month (“PEPM”) basis and the allocation of investment income generated from holding Dayforce customer funds in trust before funds are remitted to taxing authorities, Dayforce customer employees, or other third parties. Dayforce professional services and other revenue is primarily generated from implementation and post go-live professional services revenue. Other sources of Dayforce revenues include revenue from the sale, rental and maintenance of time clocks; revenue from the sale of third-party services; and billable travel expenses for Dayforce customers. The Powerpay offering is our solution designed primarily for small market Canadian customers, which typically have fewer than 20 employees. Powerpay recurring revenue is primarily generated from recurring fees charged on a per-employee, per-process basis and the allocation of investment income generated from holding Powerpay customer funds in trust before funds are remitted to taxing authorities, Powerpay customer employees, or other third parties. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. Powerpay professional services revenue is primarily generated from the setup of the Powerpay customer on their platform.

•

Bureau revenue is generated primarily from solutions delivered via a service-bureau model. These solutions are delivered via three primary service lines: payroll, payroll-related tax filing services, and outsourced human resource solutions. Revenue from payroll services is generated from recurring fees charged on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis. Our outsourced human resource solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting. We also perform individual services for customers, such as check printing, wage attachment and disbursement, and Affordable Care Act (“ACA”) management. Additional items included in Bureau revenue are fees for custom professional services to Bureau customers; the allocation of investment income generated from holding Bureau customer funds in trust before funds are remitted to taxing authorities, Bureau customer employees, or other third parties; consulting services related to Bureau offerings; and revenue from the sale of third party services to Bureau customers.

Customer Information

No single customer accounts for 1% or more of our consolidated revenue for any of the periods presented.

Disaggregation of Revenue

Revenue by solution and category was as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring services	$429.0	$325.7	$228.5
Professional services and other	140.7	111.8	97.0
Total Dayforce revenue	569.7	437.5	325.5
Powerpay
Recurring services	89.0	90.0	83.1
Professional services and other	1.3	1.3	1.3
Total Powerpay revenue	90.3	91.3	84.4
Total Cloud revenue	660.0	528.8	409.9
Bureau
Recurring services	162.1	209.3	262.3
Professional services and other	2.0	2.6	4.0
Total Bureau revenue	164.1	211.9	266.3
Total revenue	$824.1	$740.7	$676.2

Revenue by Geographic Area

Revenue by country was as follows. The country in which the revenue is recorded is determined by the legal entity with which the customer has contracted.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
United States	$578.1	$513.8	$469.0
Canada	237.0	224.0	205.2
Other	9.0	2.9	2.0
Total revenue	$824.1	$740.7	$676.2

Contract Balances

The Company records a contract asset when revenue recognized for professional services performance obligations exceed the contractual amount of billings for implementation related professional services. Contract assets were $43.2 million and $40.0 million as of December 31, 2019, and 2018, respectively. Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	December 31,
	2019	2018
	(Dollars in millions)
Deferred revenue, beginning of period	$23.2	$16.5
New and acquired billings	365.5	259.1
Revenue recognized	(363.5)	(252.0)
Effect of exchange rate	0.3	(0.4)
Deferred revenue, end of period	$25.5	$23.2

Transaction Price for Remaining Performance Obligations

In accordance with ASC Topic 606, the following represents the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied as of the end of the reporting period. As of December 31, 2019, approximately $838.3 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

14. Supplementary Data to Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Other Expense (Income), Net
Foreign currency translation expense (income)	$0.4	$(2.9)	$7.3
Net periodic benefit plan expense, excluding service costs	5.2	2.7	1.5
Total other expense (income), net	$5.6	$(0.2)	$8.8

Foreign Currency Translation Expense (Income)

The foreign currency translation income and expense for the years ended December 31, 2018, and 2017, was primarily related to foreign currency remeasurement gains and losses resulting from an intercompany payable of a U.S. operating subsidiary which was repaid in Canadian dollars. This intercompany payable was repaid in the second quarter of 2018.

Net Periodic Benefit Plan Expense, Excluding Service Costs

Net periodic benefit plan expense, excluding service cost for the years ended December 31, 2019, 2018, and 2017, is related to our pension and postretirement benefit plans. Please refer to Note 11, “Employee Benefit Plans,” for further discussion regarding our pension and postretirement benefit plans.

15. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Trust Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2017	$(159.5)	$(9.0)	$(142.5)	$(311.0)
Other comprehensive loss before income taxes and reclassifications	(48.7)	(10.5)	(19.3)	(78.5)
Income tax benefit	—	1.2	—	1.2
Reclassifications to earnings	—	—	11.7	11.7
Other comprehensive income (loss) attributable to Ceridian	(48.7)	(9.3)	(7.6)	(65.6)
LifeWorks Disposition	0.7	—	—	0.7
Balance as of December 31, 2018	(207.5)	(18.3)	(150.1)	(375.9)
Other comprehensive loss before income taxes and reclassifications	29.1	37.7	(0.3)	66.5
Income tax expense	—	(9.6)	(2.4)	(12.0)
Reclassifications to earnings	—	—	10.1	10.1
Other comprehensive income	29.1	28.1	7.4	64.6
Cumulative-effect adjustment related to the adoption of ASU 2018-02 (Please refer to Note 2)	—	0.4	(27.5)	(27.1)
Balance as of December 31, 2019	$(178.4)	$10.2	$(170.2)	$(338.4)

16. Income Taxes

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Components of Earnings and Taxes from Operations
Income (Loss) Before Income Taxes:
U.S.	$25.9	$(71.4)	$(73.9)
International	8.4	44.5	33.4
Total	$34.3	$(26.9)	$(40.5)
Income Tax Expense (Benefit):
Current:
U.S.	$7.1	$3.8	$(0.3)
State and local	0.4	0.3	0.1
International	17.5	20.4	12.9
Total current income tax expense	25.0	24.5	12.7
Deferred:
U.S.	(42.6)	(14.1)	(60.3)
State and local	(19.3)	(2.2)	0.8
International	(7.5)	0.2	(1.7)
Total deferred income tax benefit	(69.4)	(16.1)	(61.2)
Total income tax (benefit) expense	$(44.4)	$8.4	$(48.5)

	Year Ended December 31,
	2019	2018	2017
Effective Rate Reconciliation
U.S. statutory rate%	21.0%	(21.0)%	(35.0)%
Change in valuation allowance	(176.1)	10.8	(154.6)
State income taxes, net of federal benefit	3.9	(31.2)	(5.9)
Share-based compensation	(5.8)	(10.0)	11.1
International tax rate differential	3.8	13.4	(9.6)
Foreign dividend income	—	20.1	64.2
Foreign capital gain income	3.2	7.1	—
Unremitted foreign earnings	(2.0)	4.1	(47.7)
Global intangible low-taxed income	—	23.0	—
Base erosion tax	19.9	14.1	—
Reserve for tax contingencies	(0.3)	0.4	—
Expiration of un-utilized tax credits	—	—	2.0
Change in tax rate	(1.0)	(5.9)	59.5
Other	4.0	6.3	(3.8)
Income tax provision%	(129.4)%	31.2%	(119.8)%

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of September 30, 2019, we determined that we no longer had a requirement to carry a full valuation allowance against our domestic deferred tax assets that are not offset by the reversal of deferred tax liabilities. As a result of this determination, we released $62.6 million of the valuation allowance, which had a positive impact on our income tax provision for the year ended December 31, 2019. We continue to record a valuation allowance of $15.1 million against certain deferred tax assets primarily attributable to state net operating loss carryovers.

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

Other provisions introduced by the Tax Act impacted our current year tax provision including the Base Erosion and Anti-Abuse Tax (“BEAT”). The BEAT resulted in a $6.8 million increase in tax expense during the year ended December 31, 2019.

	December 31,
	2019	2018
	(Dollars in millions)
Tax Effect of Items That Comprise a Significant Portion of the Net Deferred Tax Asset and Deferred Tax Liability
Deferred Tax Asset:
Employment related accruals	$41.6	$51.2
Foreign tax credit carryover and other credit carryovers	0.3	0.3
Net operating loss carryforwards	82.7	78.2
Total gross deferred tax asset	124.6	129.7
Valuation allowance	(15.1)	(83.8)
Total deferred tax asset	$109.5	$45.9
Deferred Tax Liability:
Intangibles	$(57.3)	$(62.1)
Other	(32.0)	(19.5)
Total deferred tax liability	(89.3)	(81.6)
Net deferred tax asset (liability)	$20.2	$(35.7)

	December 31,
	2019	2018
	(Dollars in millions)
Net Deferred Tax by Geography
U.S.	$32.2	$(20.1)
International	(12.0)	(15.6)
Total	$20.2	$(35.7)

As of December 31, 2019, we had federal, state, and foreign net operating loss carryovers, which will reduce future taxable income when utilized. Approximately $54.8 million in net federal tax benefit is available from the loss carryovers and an additional $0.3 million is available in federal tax credit carryovers. The state loss carryovers will result in state tax benefit of approximately $26.3 million when utilized. The federal net operating loss tax benefit will begin to expire in 2031, and state net operating loss carryovers will begin to expire in 2020. The federal credit carryovers are composed of foreign tax credits, which will begin to expire in 2020; research credits, which will begin to expire in 2027; and alternative minimum tax credits, which have no expiration date.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

The following table summarizes the activity for unrecognized tax benefits:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Federal, State and Foreign Tax
Beginning unrecognized tax balance	$1.3	$1.5
Increase prior period positions	0.1	0.1
Increase current period positions	0.2	0.2
Decrease prior period positions	(0.1)	(0.1)
Decrease current period positions	—	(0.3)
Statutes expiring	—	(0.1)
Ending unrecognized tax benefits	$1.5	$1.3

The total amount of unrecognized tax benefits as of December 31, 2019, was $1.5 million including $0.2 million of accrued interest and penalties. Of the total amount of unrecognized tax benefits, $1.5 million represents the amount that, if recognized, would impact our effective income tax rate as of December 31, 2019. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we cannot reasonably estimate the amount of the change. We do not expect the change to have a significant impact on our results of operations or financial condition.

The Tax Act imposed a mandatory transition tax on the unremitted earnings of our international subsidiaries and generally eliminated US taxes on foreign subsidiary distributions for years beginning after December 31, 2017. As of December 31, 2019, we have $299.4 million of unremitted foreign earnings. We consider $186.7 million of the unremitted earnings to be indefinitely reinvested. For the portion of the unremitted earnings not considered indefinitely reinvested, $112.7 million, we have provided a deferred tax liability of $5.5 million, which represents the expected withholding tax cost of repatriating such earnings. In the event the portion of the unremitted earnings considered to be indefinitely reinvested were repatriated, we would incur a withholding tax expense of approximately $9.1 million.

17. Leases

Our leases primarily consist of office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning 2019 and later, we account for lease components separately from the non-lease components.

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

Supplemental balance sheet information related to leases were as follows:

Lease Type	Balance Sheet Classification	December 31, 2019
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$5.5
Operating lease assets	Prepaid expenses and other current assets	1.2
Operating lease assets	Right of use lease asset	32.0
Financing lease assets	Property, plant, and equipment, net	8.8
Total lease assets		$47.5
LIABILITIES
Current
Financing lease liabilities	Current portion of long-term debt	$4.0
Operating lease liabilities	Current portion of long-term lease liabilities	8.8
Noncurrent
Financing lease liabilities	Long-term debt, less current portion	8.4
Operating lease liabilities	Long-term lease liabilities, less current portion	30.1
Total lease liabilities		$51.3

The components of lease expense were as follows:

	Year Ended December 31,
	2019 ASC Topic 842	2018 ASC Topic 840	2017 ASC Topic 840
Lease Cost	(Dollars in millions)
Operating lease cost	$12.8	$17.6	$17.0
Financing lease cost:
Depreciation of lease assets	0.1	—	—
Interest on lease liabilities (a)	—	—	—
Sublease income	(4.4)	(4.9)	(4.2)
Net lease cost	$8.5	$12.7	$12.8

(a)	Interest on lease liabilities was less than $0.05 million for the year ended December 31, 2019.

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.2
Operating cash flows from finance leases	—
Financing cash flows from finance leases	0.4
Lease assets obtained in exchange for new lease liabilities:
Operating leases	3.7
Financing leases	8.8

The future minimum lease payments under our operating and financing leases were as follows for each period presented:

Years Ending December 31,	2019 ASC Topic 842	2018 ASC Topic 840
	(Dollars in millions)
2020	$13.3	$13.6
2021	9.7	11.8
2022	10.0	7.7
2023	8.2	7.4
2024	4.8	6.2
Thereafter	13.9	9.4
Total lease payments (a)	$59.9	$56.1
Less: Interest	8.6	—
Total	$51.3	$56.1

(a)	Future minimum lease payments have not been reduced by minimum sublease rentals of $8.6 million due in the future under noncancellable subleases.

Weighted average remaining lease term and weighted average discount rate were as follows:

December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	5.8
Financing leases	11.6
Weighted average discount rate
Operating leases	5.02%
Financing leases	3.91%

18. Commitments and Contingencies

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

Unrecovered Duplicate Payments

We identified an isolated service incident on September 26, 2019, that resulted in duplicate payments for certain of our U.S. payroll customers totaling $18.8 million. Through December 31, 2019, $11.2 million remained unrecovered, and we have recorded a loss for this amount within selling, general, and administrative expense in our consolidated statement of operations for the period ended December 31, 2019. Our recovery efforts are ongoing, and future collections will be recognized as a reduction to selling, general, and administrative expense in the period recovered.

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

In February 1988, our predecessor entered into an arrangement with Northern Engraving Corporation (“NEC”) and the Minnesota Pollution Control Agency (“MPCA”) in relation to groundwater contamination on a parcel of real estate sold by our predecessor to NEC. Ceridian is now responsible for the arrangement with NEC and the MPCA. The arrangement requires expense sharing between Ceridian and NEC for the remediation of groundwater contamination.

In September 1989, our predecessor entered into an EMA with Seagate related to groundwater contamination on a parcel of real estate sold by our predecessor to Seagate. Ceridian is now responsible for the EMA. The EMA requires expense sharing between Ceridian and Seagate for the remediation of groundwater contamination up to a certain limit. We have recognized an environmental reserve liability equal to the EMA limit.

We have recognized an undiscounted liability of approximately $5.0 million and $5.2 million as of December 31, 2019, and 2018, respectively, in our consolidated balance sheets to comply with the NEC arrangement and EMA described above. The ultimate cost, however, will depend on the extent of continued monitoring activities as these projects progress.

19. Related Party Transactions

Management Agreements

Prior to our IPO, Ceridian was party to management agreements with affiliates of THL and Cannae, Fidelity National Financial, Inc. (“FNF”) and THL Managers VI, LLC (“THLM”). FNF assigned its management agreement to Cannae in November 2017. Pursuant to these management agreements, Cannae and THLM each, respectively, agreed to provide the Company with financial advisory, strategic, and general oversight services. These management agreements provided that we pay annual management fees to each of Cannae and THLM in an amount equal to the greater of (a) $0.9, or (b) 0.5 percent of Adjusted EBITDA. Adjusted EBITDA, for purposes of the management agreements, is EBITDA as defined in the 2014 Senior Secured Credit Facility, further adjusted to exclude the payments made pursuant to the management agreements and certain stock options or other equity compensation.

In April 2018, the management agreements terminated upon consummation of our IPO. Upon termination, the management agreements provided that we pay a termination fee equal to the net present value of the management fee for a seven-year period, which was $11.3 million.

We recorded a management fee expense in selling, general, and administrative expense of $12.0 million and $1.9 million for the years ended December 31, 2018, and 2017, respectively, related to these management agreements.

Indebtedness

Prior to its split-off from FNF, Cannae was an affiliate of FNF. FNF and its subsidiaries owned a portion of our Senior Notes, which were redeemed on May 30, 2018. Based on this ownership, $1.3 million and $3.2 million in interest payments were made to affiliates of Cannae during the years ended December 31, 2018, and 2017, respectively. The affiliates of Cannae conducted the debt transactions through third parties in the ordinary course of their business and not directly with us. Following Cannae’s split-off from FNF, FNF retained ownership of the Senior Notes.

Service and Vendor Related Agreements

Ceridian is a party to a service agreement with CompuCom Systems, Inc. (“CompuCom”), an investment portfolio company of THL Partners. Pursuant to the service agreement, CompuCom agrees to provide us with service desk and desk side support services. Pursuant to this arrangement, we made payments to CompuCom totaling $1.7 million, $1.8 million, and $3.1 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Other Transactions

On July 23, 2018, Ronald F. Clarke was appointed to our Board of Directors. Mr. Clarke has been the chief executive officer of FleetCor Technologies Inc. (“FleetCor Technologies”) since August 2000 and its chairman of the board of directors since March 2003. We provide services to FleetCor Technologies or one of its wholly owned affiliates through certain commercial arrangements entered into in the ordinary course of business, which include provision of Dayforce HCM services, reseller or referral arrangements whereby we resell or refer FleetCor Technologies services to its customers, and other administrative services. For these services, we have recorded revenue of $0.8 million, $2.3 million, and $2.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. We were a corporate charge card customer of FleetCor Technologies. FleetCor Technologies received a fee from the merchants from whom purchases were made on the FleetCor Technologies corporate charge card by us. In connection with charge card purchases made by us, FleetCor Technologies provided us with rebates of approximately $0.2 million for year ended December 31, 2017.

We provide Dayforce and related services to The Stronach Group, for which we recorded revenue of $0.2 million and $0.3 million for the years ended December 31, 2019, and 2018, respectively. Alon Ossip, the brother of David D. Ossip, was the chief executive officer, and is currently a minority shareholder, of The Stronach Group.

We provide payroll-related tax filing services to FNF, for which we recorded revenue of $0.4 million, $0.4 million, and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. We provide Dayforce and related services to Cannae Holdings, Inc. and related entities, for which we recorded revenue of $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

We provide Dayforce and related services to certain investment portfolio companies of THL and Cannae. Revenue from these portfolio companies was as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
American Blue Ribbon Holdings, LLC	$1.6	$1.8	$1.8
Black Knight Sports and Entertainment, LLC	0.2	—	—
Essex Technology Group, LLC	0.5	0.5	0.5
Guaranteed Rate, Inc.	0.8	0.5	—
Hightower Holding, LLC	0.2	0.1	—
Philips Feed Services, Inc.	0.3	0.3	0.3
System One Holdings LLC	—	0.3	0.1
Ten-X, LLC	0.4	—	—

20. Capital Stock

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

On March 30, 2016, we entered into an equity financing transaction with Ceridian Holding II. Ceridian Holding II raised $150.2 million from THL and Cannae, certain of their co-investors, and certain other existing stockholders of Ceridian Holding. Of such amount, $75.0 million was contributed by Ceridian Holding II to Ceridian on March 30, 2016. The remaining $75.2 million was committed to be funded to Ceridian HCM Holding Inc. within the following three years, and was recorded within equity as a receivable from stockholder. During the second quarter of 2017, the board of directors of Ceridian Holding II approved the funding of the remaining $75.2 million, which was transferred to Ceridian HCM Holding Inc. on June 28, 2017.

In connection therewith, Ceridian issued $150.2 million of the Senior Preferred Stock to Ceridian Holding II. The Senior Preferred Stock was senior in priority to all outstanding equity securities of Ceridian and had the rights to be converted to common stock at the option of the stockholder for a number of shares based on the conversion price. The initial conversion price was equal to the original issuance price and was subject to adjustment for certain events of dilution, including common stock dividends, stock splits, mergers and reorganizations, and the initial public offering price upon such event. In the event of an initial public offering, the Senior Preferred Stock would be automatically converted to common stock. The Senior Preferred Stock received a 12.5% annual dividend (not cash paying). In the event of liquidation, the Senior Preferred Stock had a liquidation preference equal to 1.5 times the initial face amount plus any accrued but unpaid dividends.

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

As of December 31, 2019, there were 144,386,618 shares of common stock issued and outstanding. As of December 31, 2018, there were 139,453,710 shares of common stock issued and outstanding.

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

21. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to Ceridian available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

For the calculation of diluted net income (loss) per share, net income (loss) per share is adjusted by the effect of dilutive securities, including awards under our share-based compensation plans. Diluted net income (loss) per share is computed by dividing the resulting net income (loss) attributable to Ceridian available to common stockholders by the weighted-average number of fully diluted common shares outstanding. In the years ended December 31, 2018, and 2017, our potential dilutive shares, such as stock options, RSUs, and shares of senior and junior convertible preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net income (loss) per share computations were calculated as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions, except share and per share data)
Numerator:
Net income (loss) attributable to Ceridian	$78.7	$(60.6)	$3.3
Less: Loss from discontinued operations	—	(25.8)	(6.0)
Net income (loss) from continuing operations attributable to Ceridian	78.7	(34.8)	9.3
Less: Senior Preferred Stock dividends declared	—	7.7	20.5
Net income (loss) from continuing operations attributable to Ceridian available to common stockholders	$78.7	$(42.5)	$(11.2)
Denominator:
Weighted-average shares outstanding—basic	142,049,112	114,049,682	65,204,960
Effect of dilutive equity instruments	6,707,480	—	—
Weighted-average shares outstanding—diluted	148,756,592	114,049,682	65,204,960
Net income (loss) per share from continuing operations attributable to Ceridian—basic	$0.55	$(0.37)	$(0.17)
Net loss per share from discontinued operations—basic	$—	$(0.23)	$(0.09)
Net income (loss) per share attributable to Ceridian—basic	$0.55	$(0.60)	$(0.26)
Net income (loss) per share from continuing operations attributable to Ceridian—diluted	$0.53	$(0.37)	$(0.17)
Net loss per share from discontinued operations—diluted	$—	$(0.23)	$(0.09)
Net income (loss) per share attributable to Ceridian—diluted	$0.53	$(0.60)	$(0.26)

The following potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Senior convertible preferred stock	—	5,523,993	16,802,144
Junior convertible preferred stock	—	19,148,814	58,244,308
Stock options	3,307,719	14,227,487	10,201,105
RSUs	18,980	587,283	451,190

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In the third quarter of 2019, we identified a material weakness related to an isolated service incident that resulted in duplicate payments for certain of our U.S. payroll customers. As a result, we determined that our controls to detect duplicate payments were ineffective. As a result of this material weakness, we concluded that our internal control over financial reporting was ineffective as of September 30, 2019. We subsequently implemented additional monitoring controls to detect and to prevent duplicate payments in advance of funding, and remediation was considered fully complete as of December 31, 2019.

Except for the remediated material weakness discussed above, there have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information provided under the headings “Election of Directors” and “Corporate Governance” in the Proxy Statement for Ceridian’s 2020 Annual Meeting of Stockholders (“Proxy Statement”), is incorporated herein by reference.

Executive Officers

Information regarding our executive officers is set forth in Item 1 in Part I of this Form 10-K captioned “Executive Officers”.

Certain Relationships and Related Party Transactions

The nature of certain relationships and related party transactions between any director, executive officer or person nominated to become a director is stated under the headings “Election of Directors”, “Corporate Governance”, and “Certain Relationships and Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted a code of ethics known as the “Code of Conduct” that applies to all employees, contractors, officers and directors of Ceridian. The Code of Conduct may be viewed online on Ceridian’s website www.ceridian.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information on our website within four business days following the date of such amendment or waiver.

Director Nomination Process

The information provided under the headings “Election of Directors” and “Corporate Governance – Committees of the Board of Directors” in the Proxy Statement is incorporated herein by reference. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee; Audit Committee Financial Expert

The information provided under the headings “Corporate Governance - Committees of the Board of Directors” and “Report of the Audit Committee of the Board of Directors” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth in Ceridian’s Proxy Statement under the headings “Director Compensation”, Executive Compensation”, “Equity Compensation Plan Information”, and “Corporate Governance”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the heading “Equity Compensation Plan Information”.

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions”, “Election of Directors”, and “Corporate Governance”.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the heading “Proposal Four, Ratification of the Appointment of KPMG as our Independent Registered Public Accounting Firm for 2020”.

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

4.3**	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.5*

Employment Agreement, dated May 1, 2019, by and between Chris R. Armstrong and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q by the Company on July 30, 2019).

10.6**	Amendment to Employment Agreement, dated November 5, 2019, by and between Christopher R. Armstrong and Ceridian HCM, Inc.
10.7*

Employment Agreement, dated September 14, 2016, by and between Ceridian Canada Ltd. and Arthur Gitajn (incorporated by reference to Exhibit 10.5 to the Registration on Form S-1 filed by the Company on March 26, 2018).

10.8*

Separation and Consulting Agreement, dated November 6, 2019, by and among Ceridian HCM Holding Inc., Ceridian Canada Ltd. and Arthur Gitajn (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 7, 2019).

10.9*

Employment Agreement, dated April 3, 2012, by and between Ceridian Dayforce Corporation and Ozzie J. Goldschmied (incorporated by reference to Exhibit 10.9 to the Registration on Form S-1 filed by the Company on March 26, 2018).

Exhibit Number	Description
10.10*

Employment Agreement, dated December 7, 2017, by and between Ceridian Canada Ltd. and Scott A. Kitching (incorporated by reference to Exhibit 10.6 to the Registration on Form S-1 filed by the Company on March 26, 2018).

10.11*

Employment Agreement, dated January 4, 2018, by and between Ceridian HCM, Inc. and Lisa Sterling (incorporated by reference to Exhibit 10.8 to the Registration on Form S-1 filed by the Company on March 26, 2018).

10.12**	Amendment to Employment Agreement, dated November 7, 2019, by and between Lisa Sterling and Ceridian HCM, Inc.
10.13*

Employment Agreement, dated August 7, 2018, between Ceridian HCM, Inc. and Erik J. Zimmer (incorporated by reference to Exhibit 10.11 to the Registration on Form S-1 filed by the Company on November 9, 2018).

10.14*

Employment Agreement, dated April 20, 2016, by and between Ceridian Canada Ltd. and Paul D. Elliott (incorporated by reference to Exhibit 10.4 to the Registration on Form S-1 filed by the Company on March 26, 2018).

10.15*

Separation and Consulting Agreement, dated August 7, 2018, by and between Ceridian HCM Holding Inc., Ceridian Canada Ltd. and Paul D. Elliott (incorporated by reference to Exhibit 10.12 to the Registration on Form S-1 filed by the Company on November 9, 2018).

10.16*

2013 Ceridian HCM Holding Inc. Stock Incentive Plan, dated October 1, 2013, and as amended on March 30, 2016, August 11, 2016, December 30, 2016, and March 20, 2017 (incorporated by reference to Exhibit 10.10 to the Registration on Form S-1 filed by the Company on March 26, 2018).

10.17*	Form of Director Indemnification Agreement for Ceridian HCM Holding Inc. (incorporated by reference to Exhibit 10.11 to the Registration on Form S-1 filed by the Company on April 12, 2018).
10.18*	Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration on Form S-8 filed by the Company on April 25, 2018).
10.19*	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Registration on Form S-1 filed by the Company on April 12, 2018).
10.20*

Form of Director Restricted Stock Unit Award Agreement (for awards made after May 1, 2019) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on July 30, 2019).

10.21*	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.14 to the Registration on Form S-1 filed by the Company on April 12, 2018).
10.22*	Form of Employee Stock Option Award Agreement (incorporated by reference to Exhibit 10.15 to the Registration on Form S-1 filed by the Company on April 12, 2018).
10.23	Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Company on November 28, 2018).
10.24*	Ceridian HCM Holding Inc. 2019 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q by the Company on May 1, 2019).
10.25

Voting Agreement, dated April 30, 2018, by and among Ceridian HCM Holding Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q by the Company on August 9, 2018).

10.26

Waiver of Certain Provisions of the Voting Agreement, dated September 6, 2019, by and among Ceridian HCM Holding Inc., Cannae Holdings, LLC and certain funds affiliated with Thomas H. Lee Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 6, 2019).

10.27

Common Stock Purchase Agreement, dated April 16, 2018, by and between Ceridian HCM Holding Inc. and THL / Cannae Investors LLC (incorporated by reference to Exhibit 10.17 to the Registration on Form S-1 filed by the Company on April 20, 2018).

21.1**	List of subsidiaries of Ceridian HCM Holding Inc.
23.1**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: February 28, 2020	By:	/s/ David D. Ossip
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

Name	Title	Date

/s/ David D. Ossip	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
David D. Ossip

/s/ Arthur Gitajn	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020
Arthur Gitajn

/s/ Brent B. Bickett	Director	February 28, 2020
Brent B. Bickett

/s/ Ronald F. Clarke	Director	February 28, 2020
Ronald F. Clarke

/s/ Deborah A. Farrington	Director	February 28, 2020
Deborah A. Farrington

/s/ Thomas M. Hagerty	Director	February 28, 2020
Thomas M. Hagerty

/s/ Ganesh B. Rao	Director	February 28, 2020
Ganesh B. Rao

/s/ Andrea S. Rosen	Director	February 28, 2020
Andrea S. Rosen

/s/ Gerald C. Throop	Director	February 28, 2020
Gerald C. Throop