Form 10-Q
period 2020-06-30
Ceridian HCM Holding Inc.
filed 2020-08-05
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 146,881,678 shares of Common Stock, $0.01 par value per share, as of July 31, 2020.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

(Dollars in millions, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$526.9	$281.3
Trade and other receivables, net	92.9	80.4
Prepaid expenses and other current assets	70.4	57.9
Total current assets before customer trust funds	690.2	419.6
Customer trust funds	2,659.8	3,204.1
Total current assets	3,350.0	3,623.7
Right of use lease asset	37.6	32.0
Property, plant, and equipment, net	129.6	128.3
Goodwill	2,004.5	1,973.5
Other intangible assets, net	195.5	177.9
Other assets	136.7	150.3
Total assets	$5,853.9	$6,085.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.6	$10.8
Current portion of long-term lease liabilities	10.2	8.8
Accounts payable	36.5	43.2
Deferred revenue	24.0	25.5
Employee compensation and benefits	56.3	75.9
Other accrued expenses	14.1	13.9
Total current liabilities before customer trust funds obligations	149.7	178.1
Customer trust funds obligations	2,594.8	3,193.6
Total current liabilities	2,744.5	3,371.7
Long-term debt, less current portion	958.6	666.3
Employee benefit plans	111.4	117.2
Long-term lease liabilities, less current portion	34.2	30.1
Other liabilities	19.5	18.1
Total liabilities	3,868.2	4,203.4
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 146,803,932 and 144,386,618 shares issued and outstanding as of June 30, 2020, and December 31, 2019, respectively	1.5	1.4
Additional paid in capital	2,528.4	2,449.1
Accumulated deficit	(215.7)	(229.8)
Accumulated other comprehensive loss	(328.5)	(338.4)
Total stockholders’ equity	1,985.7	1,882.3
Total liabilities and equity	$5,853.9	$6,085.7

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Recurring services	$159.1	$163.5	$340.6	$336.3
Professional services and other	33.5	32.8	74.7	63.7
Total revenue	192.6	196.3	415.3	400.0
Cost of revenue:
Recurring services	49.3	48.7	101.5	99.6
Professional services and other	37.9	34.2	80.5	69.5
Product development and management	17.0	16.4	34.6	31.6
Depreciation and amortization	9.8	9.0	19.6	17.7
Total cost of revenue	114.0	108.3	236.2	218.4
Gross profit	78.6	88.0	179.1	181.6
Selling, general, and administrative	74.6	69.3	148.8	135.5
Operating profit	4.0	18.7	30.3	46.1
Interest expense, net	6.6	8.5	13.5	17.4
Other expense, net	0.3	1.5	2.9	3.1
(Loss) income before income taxes	(2.9)	8.7	13.9	25.6
Income tax (benefit) expense	(8.4)	2.4	(0.2)	8.1
Net income	$5.5	$6.3	$14.1	$17.5
Net income per share:
Basic	$0.04	$0.04	$0.10	$0.12
Diluted	$0.04	$0.04	$0.09	$0.12
Weighted-average shares outstanding:
Basic	145,593,019	141,149,009	145,119,172	140,651,902
Diluted	151,444,901	148,331,846	151,321,093	147,761,174

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5.5	$6.3	$14.1	$17.5
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	21.6	11.5	(27.5)	23.8
Change in unrealized gain from invested customer trust funds	20.1	17.3	43.5	39.2
Change in pension liability adjustment (1)	3.3	2.5	6.6	5.0
Other comprehensive income before income taxes	45.0	31.3	22.6	68.0
Income tax benefit, net	5.9	0.9	12.7	3.6
Other comprehensive income after income taxes	39.1	30.4	9.9	64.4
Comprehensive income	$44.6	$36.7	$24.0	$81.9

(1)

The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other expense, net was $3.3 million and $2.6 million during the three months ended June 30, 2020, and 2019, respectively, and $6.6 million and $5.2 million during the six months ended June 30, 2020, and 2019, respectively.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars in millions, except share data)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
Balance as of December 31, 2019	144,386,618	$1.4	$2,449.1	$(229.8)	$(338.4)	$1,882.3
Net income	—	—	—	8.6	—	8.6
Issuance of common stock under share-based compensation plans	551,328	—	11.4	—	—	11.4
Share-based compensation	—	—	12.5	—	—	12.5
Foreign currency translation	—	—	—	—	(49.1)	(49.1)
Change in unrealized gain, net of tax of $6.0	—	—	—	—	17.4	17.4
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.5	2.5
Balance as of March 31, 2020	144,937,946	$1.4	$2,473.0	$(221.2)	$(367.6)	$1,885.6
Net income	—	—	—	5.5	—	5.5
Issuance of common stock under share-based compensation plans	1,865,986	0.1	40.1	—	—	40.2
Share-based compensation	—	—	15.3	—	—	15.3
Foreign currency translation	—	—	—	—	21.6	21.6
Change in unrealized gain, net of tax of $5.1	—	—	—	—	15.0	15.0
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.5	2.5
Balance as of June 30, 2020	146,803,932	$1.5	$2,528.4	$(215.7)	$(328.5)	$1,985.7

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
Balance as of December 31, 2018	139,453,710	$1.4	$2,325.6	$(335.6)	$(375.9)	$1,615.5
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2018-02	—	—	—	27.1	(27.1)	—
Net income	—	—	—	11.2	—	11.2
Issuance of common stock under share-based compensation plans	1,221,622	—	20.1	—	—	20.1
Share-based compensation	—	—	6.0	—	—	6.0
Foreign currency translation	—	—	—	—	12.3	12.3
Change in unrealized gain, net of tax of $2.7	—	—	—	—	19.2	19.2
Change in pension liability adjustment, net of tax of $0.0	—	—	—	—	2.5	2.5
Balance as of March 31, 2019	140,675,332	$1.4	$2,351.7	$(297.3)	$(369.0)	$1,686.8
Net income	—	—	—	6.3	—	6.3
Issuance of common stock under share-based compensation plans	1,266,734	—	24.0	—	—	24.0
Share-based compensation	—	—	9.6	—	—	9.6
Foreign currency translation	—	—	—	—	11.5	11.5
Change in unrealized gain, net of tax of $0.9	—	—	—	—	16.4	16.4
Change in pension liability adjustment, net of tax of $0.0	—	—	—	—	2.5	2.5
Balance as of June 30, 2019	141,942,066	$1.4	$2,385.3	$(291.0)	$(338.6)	$1,757.1

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2020	2019
Net income	$14.1	$17.5
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	0.3	(4.8)
Depreciation and amortization	23.9	29.0
Amortization of debt issuance costs and debt discount	0.6	0.6
Net periodic pension and postretirement cost	1.7	2.6
Non-cash share-based compensation	27.8	15.6
Other	0.9	0.8
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(3.8)	(3.4)
Prepaid expenses and other current assets	(6.4)	(11.1)
Accounts payable and other accrued expenses	(1.8)	(5.7)
Deferred revenue	(1.1)	(1.3)
Employee compensation and benefits	(21.3)	(19.5)
Accrued interest	0.2	0.4
Accrued taxes	(3.7)	(8.1)
Other assets and liabilities	(7.5)	(2.4)
Net cash provided by operating activities	23.9	10.2
Cash Flows from Investing Activities
Purchase of customer trust funds marketable securities	(24.8)	(297.6)
Proceeds from sale and maturity of customer trust funds marketable securities	214.0	232.3
Expenditures for property, plant, and equipment	(9.9)	(7.7)
Expenditures for software and technology	(19.8)	(18.7)
Acquisition costs, net of cash and restricted cash acquired	(58.3)	(10.2)
Net cash provided by (used in) investing activities	101.2	(101.9)
Cash Flows from Financing Activities
(Decrease) increase in customer trust funds obligations, net	(571.4)	1,308.9
Proceeds from issuance of common stock under share-based compensation plans	51.5	44.1
Repayment of long-term debt obligations	(5.4)	(3.4)
Proceeds from revolving credit facility	295.0	—
Net cash (used in) provided by financing activities	(230.3)	1,349.6
Effect of exchange rate changes on cash, restricted cash, and equivalents	(12.4)	7.4
Net (decrease) increase in cash, restricted cash, and equivalents	(117.6)	1,265.3
Cash, restricted cash, and equivalents at beginning of period	1,658.6	1,106.3
Cash, restricted cash, and equivalents at end of period	$1,541.0	$2,371.6
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$526.9	$237.9
Restricted cash and equivalents included in customer trust funds	1,014.1	2,133.7
Total cash, restricted cash, and equivalents	$1,541.0	$2,371.6

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

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, included within Other assets on our condensed consolidated balance sheets were $108.7 million and $106.4 million as of June 30, 2020, and December 31, 2019, respectively. Amortization expense for the deferred costs was $9.1 million and $7.7 million for the three months ended June 30, 2020, and 2019, respectively, and $18.1 million and $15.4 million for the six months ended June 30, 2020, and 2019 respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform,” which provides guidance for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this guidance apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this guidance provide for an optional method in which modifications of contracts within the scope of ASC Topic 310, Receivables, and ASC Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate, in addition to several other optional methods and exceptions. The amendments in this update are effective for all entities as of March 12, 2020, through December 31, 2022. We do not expect the adoption of this guidance to have a significant impact on our financial statements.

3. Business Combinations

On May 29, 2020, we completed the purchase of 100% of the outstanding shares of Excelity Global Solutions Pte. Ltd. (“Excelity”) for $77.2 million. Excelity is a human capital management service provider in the Asia-Pacific region.

The financial results of Excelity have been included within our condensed consolidated financial statements from the acquisition date forward. The acquisition of Excelity was recorded using the acquisition method of accounting in which the assets and liabilities assumed are recognized at their fair value. As of June 30, 2020, we have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Excelity. We are continuing our review of these items during the measurement period, and if new information is obtained about facts and circumstances that existed at the effective date of the acquisition, the acquisition accounting will be revised to reflect the resulting adjustments to the current estimate of these items. After consideration of the Excelity acquisition, management has concluded that we continue to have one operating and reportable segment. This conclusion aligns with how managements monitors operating performance, allocates resources, and deploys capital.

The major classes of assets and liabilities to which we allocated the purchase price were as follows:

(Dollars in millions)
Cash and equivalents	$6.6
Trade receivables, prepaid expenses, and other current assets	10.8
Customer trust funds	12.3
Property, plant, and equipment and other assets	4.2
Goodwill	49.5
Other intangible assets, net	18.8
Accounts payable and other current liabilities	(2.2)
Customer trust funds obligations	(13.1)
Other non-current liabilities	(9.7)
Total purchase price	$77.2

4. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2020, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
	(Dollars in millions)
Assets
Available for sale customer trust funds assets	$1,645.7	$—	$1,645.7	(a)	$—
Total assets measured at fair value	$1,645.7	$—	$1,645.7		$—

As of December 31, 2019, our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	Total	Level 1	Level 2		Level 3
	(Dollars in millions)
Assets
Available for sale customer trust funds assets	$1,826.8	$—	$1,826.8	(a)	$—
Total assets measured at fair value	$1,826.8	$—	$1,826.8		$—

(a)	Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2020, and the year ended December 31, 2019, we completed business combinations which required the assets acquired and liabilities assumed to be measured at fair value on a nonrecurring basis. Please refer to Note 3, “Business Combinations,” for additional information.

5. Customer Trust Funds

Investment income from invested customer trust funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer trust funds included in recurring services revenue was $11.5 million and $20.3 million for the three months ended June 30, 2020, and 2019, respectively, and $31.1 million and $44.6 million for the six months ended June 30, 2020, and 2019, respectively. Investment income includes interest income, realized gains and losses from sales of customer trust funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer trust funds as of June 30, 2020, and December 31, 2019, is the original cost of assets acquired. The amortized cost and fair values of investments of customer trust funds available for sale as of June 30, 2020, and December 31, 2019, were as follows:

Investments of Customer Trust Funds at June 30, 2020

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$985.9	$—	$—	$985.9
Available for sale investments:
U.S. government and agency securities	482.1	24.5	—	506.6
Canadian and provincial government securities	376.6	16.4	—	393.0
Corporate debt securities	481.0	18.8	(0.1)	499.7
Asset-backed securities	221.8	4.9	—	226.7
Mortgage-backed securities	15.4	0.3	—	15.7
Other securities	3.9	0.1	—	4.0
Total available for sale investments	1,580.8	65.0	(0.1)	1,645.7
Invested customer trust funds	2,566.7	$65.0	$(0.1)	2,631.6
Trust receivables	28.1			28.2
Total customer trust funds	$2,594.8			$2,659.8

Investments of Customer Trust Funds at December 31, 2019

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$1,348.1	$—	$—	$1,348.1
Available for sale investments:
U.S. government and agency securities	542.4	7.1	(0.3)	549.2
Canadian and provincial government securities	406.7	5.4	(0.7)	411.4
Corporate debt securities	562.2	9.0	(0.3)	570.9
Asset-backed securities	270.0	1.7	(0.3)	271.4
Mortgage-backed securities	19.8	0.2	(0.1)	19.9
Other securities	4.0	—	—	4.0
Total available for sale investments	1,805.1	23.4	(1.7)	1,826.8
Invested customer trust funds	3,153.2	$23.4	$(1.7)	3,174.9
Trust receivables (a)	40.4			29.2
Total customer trust funds	$3,193.6			$3,204.1

(a)

The fair value of trust receivables as of December 31, 2019, included a loss of $11.2 million related to unrecovered duplicate payments resulting from an isolated service incident on September 26, 2019. Ceridian was liable for these unrecovered duplicate payments and had reimbursed the customer trust for the resulting losses as of March 31, 2020. Please refer to Note 14, “Commitments and Contingencies,” for further discussion of the September 26, 2019, isolated service incident.

The following represents the gross unrealized losses and the related fair value of the investments of customer trust funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
Corporate debt securities	$—	$—	$(0.1)	$5.7	$(0.1)	$5.7
Total available for sale investments	$—	$—	$(0.1)	$5.7	$(0.1)	$5.7

Management does not believe that any individual unrealized loss was unrecoverable as of June 30, 2020. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at June 30, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,255.3	$1,257.2
Due in one to three years	725.3	750.1
Due in three to five years	444.4	467.9
Due after five years	141.7	156.4
Invested customer trust funds	$2,566.7	$2,631.6

6. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows for the six months ended June 30, 2020, and the year ended December 31, 2019 (Dollars in millions):

Balance at December 31, 2018	$1,927.4
Acquisitions	25.7
Translation	20.4
Balance at December 31, 2019	1,973.5
Acquisition	49.5
Translation	(18.5)
Balance at June 30, 2020	$2,004.5

Please refer to Note 3, “Business Combinations,” for further discussion of the Excelity acquisition.

Intangible Assets

Other intangible assets consisted of the following as of June 30, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$222.8	$(206.1)	$16.7	5-15
Trade name	177.2	(2.0)	175.2	3 and Indefinite
Technology	156.4	(152.8)	3.6	3-4
Total other intangible assets	$556.4	$(360.9)	$195.5

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

Amortization expense related to definite-lived intangible assets was $0.4 million and $4.5 million for the three months ended June 30, 2020, and 2019, respectively, and $0.7 million and $9.2 million for the six months ended June 30, 2020, and 2019, respectively.

7. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	June 30,	December 31,
	2020	2019
	(Dollars in millions)
Term Debt, interest rate of 2.7% and 4.8% as of June 30, 2020, and December 31, 2019, respectively	$668.1	$671.5
Revolving Credit Facility ($300.0 million available capacity less amounts reserved for letters of credit, which were $1.9 million and $1.9 million as of June 30, 2020, and December 31, 2019, respectively)	295.0	—
Canada Line of Credit (CDN $7.0 million letter of credit capacity as of June 30, 2020, and December 31, 2019, which was fully utilized; USD $5.2 million as of June 30, 2020, and USD $5.4 million as of December 31, 2019)	—	—
Financing lease liabilities (Please refer to Note 13)	10.4	12.4
Total debt	973.5	683.9
Less unamortized discount on Term Debt	1.3	1.4
Less unamortized debt issuance costs on Term Debt	4.9	5.4
Less current portion of long-term debt	8.6	10.8
Long-term debt, less current portion	$958.6	$666.3

Senior Secured Credit Facility

On April 30, 2018, Ceridian completed the refinancing of its debt by entering into a new credit agreement. Pursuant to the terms of the new credit agreement, Ceridian became borrower of (i) a $680.0 million term loan debt facility (the “2018 Term Debt”) and (ii) a $300.0 million revolving credit facility (the “2018 Revolving Credit Facility”) (the 2018 Term Debt and the 2018 Revolving Credit Facility are together referred to as the “2018 Senior Secured Credit Facility”). The 2018 Senior Secured Credit Facility is secured by substantially all assets of Ceridian. The 2018 Term Debt has a maturity date of April 30, 2025, and the 2018 Revolving Credit Facility has a maturity date of April 30, 2023. The 2018 Term Debt was initially subject to an interest rate of LIBOR plus 3.25%. As a result of a ratings upgrade on March 26, 2019, of our senior secured credit facilities by Moody’s Investors Service, from B3 to B2, the Company’s floating rate term debt interest rate has been reduced from LIBOR plus 3.25% to LIBOR plus 3.00%, so long as the rating is maintained. On February 19, 2020, Ceridian completed the first amendment to the 2018 Senior Secured Credit Facility in which the 2018 Term Debt interest rate was reduced from LIBOR plus 3.00% to LIBOR plus 2.50%. Further, the interest rate trigger under the applicable rating by Moody’s Investor Service was removed by the first amendment. Accrued interest related to the 2018 Senior Secured Credit Facility was $0.3 million and $0.1 million as of June 30, 2020, and December 31, 2019, respectively, and is included within Other accrued expenses in our condensed consolidated balance sheets.

On April 2, 2020, in light of the uncertainty and volatility in the global financial markets resulting from the COVID-19 pandemic, Ceridian elected to borrow $295.0 million under the 2018 Revolving Credit Facility as a precautionary measure to increase our cash position and to preserve financial flexibility. We may use a portion of the proceeds from the borrowing for general corporate purposes.

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2020	$3.4
2021	6.8
2022	6.8
2023	301.8
2024	6.8
Thereafter	637.5
$963.1

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of our debt was estimated to be $919.7 million and $675.1 million as of June 30, 2020, and December 31, 2019, respectively.

8. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Periodic Pension Cost	(Dollars in millions)
Interest cost	$3.2	$4.6	$6.4	$9.1
Actuarial loss amortization	3.9	3.2	7.8	6.4
Less: Expected return on plan assets	(5.7)	(5.9)	(11.4)	(11.8)
Net periodic pension cost	$1.4	$1.9	$2.8	$3.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Periodic Postretirement Benefit	(Dollars in millions)
Service benefit	$—	$—	$—	$—
Interest cost	0.2	0.1	0.3	0.2
Actuarial gain amortization	(0.6)	(0.6)	(1.2)	(1.2)
Prior service credit amortization	(0.1)	(0.1)	(0.2)	(0.1)
Net periodic postretirement benefit gain	$(0.5)	$(0.6)	$(1.1)	$(1.1)

9. Share-Based Compensation

Prior to November 1, 2013, Ceridian employees participated in a share-based compensation plan of the former ultimate parent of Ceridian, the 2007 Stock Incentive Plan (“2007 SIP”). Effective November 1, 2013, although most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, as amended (“2013 SIP”), a small number of participants maintained their stock options in the 2007 SIP. Concurrent with the IPO and legal reorganization, all outstanding stock options under the 2007 SIP were converted into options to purchase common stock of Ceridian. As of June 30, 2020, there were 2,500 stock options outstanding under the 2007 SIP.

Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of June 30, 2020, there were 3,529,921 stock options and restricted stock units outstanding under the 2013 SIP. We do not intend to grant any additional awards under the 2007 SIP or the 2013 SIP.

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

Equity awards under the 2018 EIP generally vest annually on a pro rata basis, generally over a four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of the grant. As of June 30, 2020, there were 12,468,481 stock options, restricted stock units, and performance stock units outstanding and 9,562,998 shares available for future grants of equity awards under the 2018 EIP.

On November 9, 2018, the Board of Directors approved the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (the “GESPP”), and the Company’s stockholders approved the GESPP on May 1, 2019. The GESPP authorizes the issuance of up to 2,500,000 shares of common stock to eligible participants through purchases via payroll deductions. The purchase price is the lower of (i) 85% of the fair market value of a share of common stock on the offering date (the first trading day of the offering period commencing on January 1 and concluding on December 31) or (ii) 85% of the fair market value of a share of common stock on the purchase date. The GESPP shall continue for ten years, unless terminated sooner as provided under the GESPP. During 2020 and subsequent years, quarterly purchase periods will commence on January 1, April 1, July 1, and October 1. Shares will be purchased on the last trading day of the respective purchase periods. The first GESPP purchase period of 2020 ended on March 31, 2020, resulting in the issuance of 49,802 shares of our common stock at a purchase price of $42.56. The second GESPP purchase period of 2020 ended on June 30, 2020, resulting in the issuance of 42,706 share of our common stock at a purchase price of $59.52.

Total share-based compensation expense was $15.3 million and $9.6 million for the three months ended June 30, 2020, and 2019, respectively, and $27.8 million and $15.6 million six months ended June 30, 2020, and 2019, respectively.

Performance-Based Stock Options

Performance-based option activity under the 2007 SIP, the 2013 SIP, and the 2018 EIP for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2019	68,281	$13.58	2.6	$3.7
Granted	1,817,381	65.26	—	—
Exercised	(29,221)	(13.46)	—	—
Forfeited or expired	—	—	—	—
Performance-based options outstanding at June 30, 2020	1,856,441	$64.17	9.7	$28.0
Performance-based options exercisable at June 30, 2020	39,060	$13.67	2.3	$2.6

The performance criteria for all outstanding performance-based stock options under the 2007 SIP and the 2013 SIP was met on June 7, 2018, resulting in the vesting of all outstanding performance-based stock options under the 2007 SIP and the 2013 SIP on this date.

During the three months ended June 30, 2020, 1,500,000 performance-based stock options (“Performance Option Award”) were granted under the 2018 EIP with an exercise price of $65.26. The vesting conditions for the Performance Option Award are based on the Company’s performance on the New York Stock Exchange (“NYSE”) with 750,000 shares available to vest when the Company’s per share closing price on the NYSE meets or exceeds $110.94, or 1.7 times the exercise price, for ten consecutive trading days, and the remaining 750,000 shares are available to vest when the Company’s per share closing price on the NYSE meets or exceeds $130.52, or 2.0 times the exercise price, for ten consecutive trading days. The Performance Option Award has a minimum time-based vesting period of 3 years. The vesting conditions must be achieved prior to May 8, 2025, or any unvested portion of the Performance Option Award will terminate. A Monte Carlo simulation model was used to determine the fair value of these performance-based stock options.  The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. We have estimated an expected term of 5.3 years, based on the vesting period and contractual term.

The remaining performance-based options granted during the three months ended June 30, 2020, under the 2018 EIP include vesting conditions based on migrations to Dayforce. The vesting conditions must be met either prior to September 13, 2021, or September 13, 2022.

As of June 30, 2020, there was $28.0 million of share-based compensation expense related to unvested performance-based stock option awards not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

Term-Based Stock Options

Term-based option activity, including stock options under the 2007 SIP, the 2013 SIP, and the 2018 EIP, for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2019	13,144,937	$29.74	7.8	$501.3
Granted	2,207,824	65.61	—	—
Exercised	(2,264,379)	(20.50)	—	—
Forfeited or expired	(396,558)	(26.76)	—	—
Term-based options outstanding at June 30, 2020	12,691,824	$37.72	8.0	$527.3
Term-based options exercisable at June 30, 2020	4,322,935	$25.42	6.7	$232.8

As of June 30, 2020, there was $105.6 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

Restricted stock units (“RSUs”) activity, including RSUs under the 2013 SIP and the 2018 EIP, for the period was as follows:

Shares
RSUs outstanding at December 31, 2019	819,818
Granted	525,984
Shares issued upon vesting of RSUs	(33,720)
Forfeited or canceled	(2,405)
RSUs outstanding at June 30, 2020	1,309,677
RSUs releasable at June 30, 2020	396,978

During the six months ended June 30, 2020, 160,360 RSUs vested. As of June 30, 2020, there were 912,699 unvested RSUs outstanding and 396,978 vested RSUs outstanding. RSUs generally vest annually over a one-, three-, or four-year period. As of June 30, 2020, there was $43.1 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 2.0 years.

Performance Stock Units

During the six months ended June 30, 2020, 145,017 performance stock units (“PSUs”) were granted under the 2018 EIP. During the six months ended June 30, 2020, 2,057 PSUs were forfeited and cancelled. The vesting conditions for the PSUs are based on the Company’s performance against Cloud revenue and adjusted EBITDA margin goals under the Company’s 2020 Management Incentive Plan (the “2020 MIP”) for the incentive period of January 1, 2020 through December 31, 2020. The maximum incentive vesting of PSUs may not exceed 125% under the 2020 MIP. Both the Cloud revenue and adjusted EBITDA margin goals are calculated based on the Company’s operating results, adjusted for foreign currency and interest rate impacts plus other unique impacts as approved by the Compensation Committee or the Board. Upon vesting of a PSU, a participant will receive shares of common stock of the Company. The probability of vesting of PSUs will continue to be evaluated throughout the period, and share-based compensation expense will be recognized in accordance with that probability. As of June 30, 2020, there was $10.1 million of share-based compensation expense related to unvested PSUs not yet recognized.

10. Revenue

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

Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring services	$118.5	$102.4	$246.6	$205.3
Professional services and other	33.0	32.1	73.7	62.0
Total Dayforce revenue	151.5	134.5	320.3	267.3
Powerpay
Recurring services	16.2	20.9	38.0	42.4
Professional services and other	0.2	0.3	0.5	0.6
Total Powerpay revenue	16.4	21.2	38.5	43.0
Total Cloud revenue	167.9	155.7	358.8	310.3
Bureau
Recurring services	24.4	40.2	56.0	88.6
Professional services and other	0.3	0.4	0.5	1.1
Total Bureau revenue	24.7	40.6	56.5	89.7
Total revenue	$192.6	$196.3	$415.3	$400.0

Recurring services revenue includes float revenue of $11.5 million and $20.3 million for the three months ended June 30, 2020, and 2019, respectively, and $31.1 million and $44.6 million for the six months ended June 30, 2020, and 2019, respectively.

Contract Balances

The Company records a contract asset when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Contract assets were $48.8 million and $43.2 million as of June 30, 2020, and December 31, 2019, respectively. Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Deferred revenue, beginning of period	$25.5	$23.2
New billings	196.1	155.9
Revenue recognized	(197.2)	(157.1)
Effect of exchange rate	(0.4)	—
Deferred revenue, end of period	$24.0	$22.0

Transaction Price for Remaining Performance Obligations

In accordance with ASC Topic 606, the following represents the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied as of the end of the reporting period. As of June 30, 2020, approximately $897.1 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Trust Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2019	$(178.4)	$10.2	$(170.2)	$(338.4)
Other comprehensive income (loss) before income taxes and reclassifications	(27.5)	43.5	—	16.0
Income tax expense	—	(11.1)	(1.6)	(12.7)
Reclassifications to earnings	—	—	6.6	6.6
Other comprehensive (loss) income	(27.5)	32.4	5.0	9.9
Balance as of June 30, 2020	$(205.9)	$42.6	$(165.2)	$(328.5)

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities as adjusted for the expected benefits of utilizing net operating loss carryforwards. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of June 30, 2020, we continue to record a valuation allowance of $12.0 million against deferred tax assets attributable to state net operating loss carryovers.

We recorded an income tax benefit of $0.2 million during the six months ended June 30, 2020, primarily attributable to $3.7 million associated with share-based compensation, and a reduction of $1.8 million in tax expense associated with unremitted foreign earnings, offset by tax expense of $2.9 million from U.S. and foreign operations, and $2.3 million in U.S. state taxes.

The total amount of unrecognized tax benefits as of June 30, 2020, and December 31, 2019, were $1.7 million, including $0.3 million of accrued interest, and $1.5 million, including $0.2 million of accrued interest, respectively. Of the total amount of unrecognized tax benefits as of June 30, 2020, $1.7 million represents the amount that, if recognized, would favorably impact our effective income tax rate. It is reasonable to expect that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or financial condition.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

13. Leases

Supplemental balance sheet information related to leases were as follows:

Lease Type	Balance Sheet Classification	June 30, 2020	December 31, 2019
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$5.3	$5.5
Operating lease assets	Prepaid expenses and other current assets	2.2	1.2
Operating lease assets	Right of use lease asset	37.6	32.0
Financing lease assets	Property, plant, and equipment, net	8.4	8.8
Total lease assets		$53.5	$47.5
LIABILITIES
Current
Financing lease liabilities	Current portion of long-term debt	$1.8	$4.0
Operating lease liabilities	Current portion of long-term lease liabilities	10.2	8.8
Noncurrent
Financing lease liabilities	Long-term debt, less current portion	8.6	8.4
Operating lease liabilities	Long-term lease liabilities, less current portion	34.2	30.1
Total lease liabilities		$54.8	$51.3

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease Cost	(Dollars in millions)
Operating lease cost	$2.3	$4.4	$4.6	$8.4
Financing lease cost:
Depreciation of lease assets	0.2	—	0.4	—
Interest on lease liabilities	0.1	—	0.2	—
Sublease income	(1.1)	(1.1)	(2.1)	(2.3)
Total lease cost, net	$1.5	$3.3	$3.1	$6.1

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

Unrecovered Duplicate Payments

We identified an isolated service incident on September 26, 2019, that resulted in duplicate payments for certain of our U.S. payroll customers totaling $18.8 million. During the year ended December 31, 2019, we recorded a loss of $11.2 million for the amount unrecovered, within selling, general, and administrative expense in our consolidated statement of operations. Our recovery efforts continued into 2020, resulting in collections of $0.1 million and $0.4 million during the three and six months ended June 30, 2020, respectively, which was recognized as a reduction to selling, general, and administrative expense.

15. Related Party Transactions

Ronald F. Clarke is a member of our Board of Directors. Mr. Clarke has been the chief executive officer of FleetCor Technologies Inc. (“FleetCor Technologies”) since August 2000 and its chairman of the board of directors since March 2003. We provide services to FleetCor Technologies or one of its wholly owned affiliates through certain commercial arrangements entered into in the ordinary course of business, which include provision of Dayforce services and other administrative services. For these services, we have recorded revenue of $0.2 million and $0.2 million for the three months ended June 30, 2020, and 2019, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2020, and 2019, respectively.

We are party to a service agreement with The Dun and Bradstreet Corporation (“Dun and Bradstreet”), a related party due to certain shared board members. Pursuant to the service agreement, we made payments to Dun and Bradstreet totaling $0.4 million for both the three and six months ended June 30, 2020.

We provide Dayforce and related services to The Stronach Group, for which we recorded revenue of $0.1 million and $0.1 million for the six months ended June 30, 2020, and 2019, respectively. Alon Ossip, the brother of our chief executive officer, David Ossip, is the chief executive officer, and is currently a minority shareholder, of The Stronach Group.

We provide payroll-related tax filings services to Fidelity National Financial, Inc., a related party until August 2019 due to certain shared board members, for which we recorded revenue of $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.

We provide Dayforce and related services to certain investment portfolio companies of THL Managers VI, LLC and Cannae Holdings, Inc., which are considered related parties due to certain shared board members. Revenue from these related parties was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
American Blue Ribbon Holdings, LLC	$0.3	$0.4	$0.8	$0.9
Essex Technology Group, LLC	0.2	0.1	0.3	0.2
Guaranteed Rate, Inc.	0.1	0.2	0.3	0.5
Ten-X, LLC	0.1	0.1	0.1	0.2
Philips Feed Services	0.1	0.1	0.1	0.1

16. Net Income per Share

We compute net income per share of common stock using the treasury stock method. The numerators and denominators of the basic and diluted net income per share computations were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions, except share and per share data)
Numerator:
Net income	$5.5	$6.3	$14.1	$17.5

Denominator:
Weighted-average shares outstanding - basic	145,593,019	141,149,009	145,119,172	140,651,902
Effect of dilutive equity instruments	5,851,882	7,182,837	6,201,921	7,109,272
Weighted-average shares outstanding - diluted	151,444,901	148,331,846	151,321,093	147,761,174

Net income per share - basic	$0.04	$0.04	$0.10	$0.12
Net income per share - diluted	$0.04	$0.04	$0.09	$0.12

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Performance-based stock options	1,078,446	—	539,223	—
Term-based stock options	1,433,527	4,138,578	777,453	2,496,793
Restricted stock units	60,460	—	41,119	—
Performance stock units	—	—	—	—

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

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to 4,603 live Dayforce customers as of June 30, 2020. For the three and six months ended June 30, 2020, we added 123 and 240 net new live Dayforce customers, respectively.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of coronavirus (COVID-19) to be a pandemic. The global spread of the COVID-19 pandemic has created significant global volatility, uncertainty, and economic disruption. We have experienced and may continue to experience curtailed customer demand, primarily as a result of declining employment levels at our customers in certain sectors, such as retail and hospitality, as well as lower customer utilization of professional services and customer delays in implementation services, due to the effects of the COVID-19 pandemic. Additionally, the federal funds rate cuts by the U.S. Federal Reserve and the overnight rate target by the Bank of Canada have had and will continue to have negative effects on our float revenue.  The broader implications of the pandemic on our results of operations and overall financial performance remain uncertain. Please refer to the Results of Operations section below for further discussion of the financial impacts of the COVID-19 pandemic during the three and six months ended June 30, 2020. Please refer to Part II, Item 1A Risk Factors for further discussion of the potential impact of the pandemic on our business.

How We Assess Our Performance

In assessing our performance, we consider a variety of performance indicators in addition to revenue and net income. Set forth below is a description of our key performance measures.

Live Dayforce Customers

We use the number of customers live on Dayforce as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We had 4,603 customers live on Dayforce as of June 30, 2020, compared to 4,006 customers live on Dayforce as of June 30, 2019.

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

Results of Operations

Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019

	Three Months Ended
	June 30,		Increase/ (Decrease)		% of Revenue
	2020	2019	Amount	%	2020	2019
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$134.7	$123.3	$11.4	9.2%	69.9%	62.8%
Bureau	24.4	40.2	(15.8)	(39.3)%	12.7%	20.5%
Total recurring services	159.1	163.5	(4.4)	(2.7)%	82.6%	83.3%
Professional services and other	33.5	32.8	0.7	2.1%	17.4%	16.7%
Total revenue	192.6	196.3	(3.7)	(1.9)%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	39.4	37.8	1.6	4.2%	20.5%	19.3%
Bureau	9.9	10.9	(1.0)	(9.2)%	5.1%	5.6%
Total recurring services	49.3	48.7	0.6	1.2%	25.6%	24.8%
Professional services and other	37.9	34.2	3.7	10.8%	19.7%	17.4%
Product development and management	17.0	16.4	0.6	3.7%	8.8%	8.4%
Depreciation and amortization	9.8	9.0	0.8	8.9%	5.1%	4.6%
Total cost of revenue	114.0	108.3	5.7	5.3%	59.2%	55.2%
Gross profit	78.6	88.0	(9.4)	(10.7)%	40.8%	44.8%
Selling, general, and administrative	74.6	69.3	5.3	7.6%	38.7%	35.3%
Operating profit	4.0	18.7	(14.7)	(78.6)%	2.1%	9.5%
Interest expense, net	6.6	8.5	(1.9)	(22.4)%	3.4%	4.3%
Other expense, net	0.3	1.5	(1.2)	(80.0)%	0.2%	0.8%
Loss (income) before income taxes	(2.9)	8.7	(11.6)	(133.3)%	(1.5)%	4.4%
Income tax (benefit) expense	(8.4)	2.4	(10.8)	(450.0)%	(4.4)%	1.2%
Net income	$5.5	$6.3	$(0.8)	(12.7)%	2.9%	3.2%
Adjusted EBITDA (a)	$37.5	$44.0	$(6.5)	(14.8)%	19.5%	22.4%
Adjusted EBITDA margin (a)	19.5%	22.4%	(2.9)%	(12.9)%

(a)	Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

Revenue. The following table sets forth certain information regarding our revenues for the three months ended June 30, 2020, compared with the three months ended June 30, 2019.

	Three Months Ended June 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2020	2019	2020 vs. 2019		2020 vs. 2019
	(Dollars in millions)
Revenue:
Dayforce recurring services, excluding float	$110.2	$89.4	23.3%	(0.9)%	24.2%
Dayforce float	8.3	13.0	(36.2)%	(0.8)%	(35.4)%
Total Dayforce recurring services	118.5	102.4	15.7%	(0.9)%	16.6%
Powerpay recurring services, excluding float	14.4	18.0	(20.0)%	(2.2)%	(17.8)%
Powerpay float	1.8	2.9	(37.9)%	(3.4)%	(34.5)%
Total Powerpay recurring services	16.2	20.9	(22.5)%	(2.4)%	(20.1)%
Total Cloud recurring services	134.7	123.3	9.2%	(1.2)%	10.4%
Dayforce professional services and other	33.0	32.1	2.8%	(0.9)%	3.7%
Powerpay professional services and other	0.2	0.3	(33.3)%	(—)%	(33.3)%
Total Cloud professional services and other	33.2	32.4	2.5%	(0.9)%	3.4%
Total Cloud revenue	167.9	155.7	7.8%	(1.1)%	8.9%
Bureau recurring services, excluding float	23.0	35.8	(35.8)%	(0.6)%	(35.2)%
Bureau float	1.4	4.4	(68.2)%	(2.3)%	(65.9)%
Total Bureau recurring services	24.4	40.2	(39.3)%	(0.7)%	(38.6)%
Bureau professional services and other	0.3	0.4	(25.0)%	(—)%	(25.0)%
Total Bureau revenue	24.7	40.6	(39.2)%	(0.8)%	(38.4)%
Total revenue	$192.6	$196.3	(1.9)%	(1.0)%	(0.9)%

Dayforce	$151.5	$134.5	12.6%	(0.9)%	13.5%
Powerpay	16.4	21.2	(22.6)%	(2.3)%	(20.3)%
Total Cloud revenue	$167.9	$155.7	7.8%	(1.1)%	8.9%

Dayforce, excluding float	$143.2	$121.5	17.9%	(0.9)%	18.8%
Powerpay, excluding float	14.6	18.3	(20.2)%	(2.2)%	(18.0)%
Cloud revenue, excluding float	157.8	139.8	12.9%	(1.0)%	13.9%
Cloud float	10.1	15.9	(36.5)%	(1.3)%	(35.2)%
Total Cloud revenue	$167.9	$155.7	7.8%	(1.1)%	8.9%

(a)	We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period.

Total revenue declined $3.7 million, or 1.9%, to $192.6 million for the three months ended June 30, 2020, compared to $196.3 million for the three months ended June 30, 2019. This decline was primarily attributable to a decline in Bureau revenue of $15.9 million, or 39.2%. The decline in Bureau revenue was partially offset by an increase in Cloud revenue of $12.2 million, or 7.8%, from $155.7 million for the three months ended June 30, 2019, to $167.9 million for the three months ended June 30, 2020. The Cloud revenue increase was driven by an increase of $11.4 million, or 9.2%, in Cloud recurring services revenue, and $0.8 million, or 2.5%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $11.4 million was due to $11.4 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses and $5.8 million from the migration of Bureau customers, partially offset by a $5.8 million decline in float revenue related to Cloud recurring services revenue.

The COVID-19 pandemic has had an adverse impact on our revenue streams during the three months ended June 30, 2020, primarily in the form of lower employment levels at our customers, lower float revenue resulting from reductions in the U.S. Federal Reserve federal funds rate and the Bank of Canada overnight rate target, lower average float balances for our customer trust funds, lower demand for professional services, and customer delays in implementation services, among other effects. We estimate the impact of lower employment levels at our customers to be an approximately $8 million decline to our revenue for the three months ended June 30, 2020, of which approximately $5 million was related to Dayforce and approximately $3 million was related to Powerpay. In addition, we estimate the impact to float revenue to be approximately $7 million for the three months ended June 30, 2020. Of the approximately $7 million impact on float revenue, approximately $4 million is calculated based on the rate reductions during the first quarter of 2020, and approximately $3 million is related to lower average float balances for our customer trust funds.

Cloud revenue was $167.9 million for the three months ended June 30, 2020, an increase of $12.2 million, or 7.8%, compared to the three months ended June 30, 2019. Dayforce revenue increased 12.6%, and Powerpay revenue declined 22.6% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Powerpay is designed primarily for small market Canadian customers, which typically have fewer than 20 employees, and these customers have been more adversely affected by the COVID-19 pandemic than larger Dayforce customers.  Our new business sales to Dayforce and Powerpay customers comprised approximately 53% of our increase in Cloud revenue for the three months ended June 30, 2020, and approximately 47% consisted primarily of customer migrations to Dayforce from our Bureau solutions. The percentage of new business sales compared to customer migrations was adversely affected by the impact of the COVID-19 pandemic on our revenues. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers, driven by increased product density on the Dayforce platform.

Bureau revenue declined $15.9 million, or 39.2%, for the three months ended June 30, 2020. Of the $15.9 million decline, approximately 37% was attributable to customer migrations to Dayforce. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $10.1 million, or 24.9%.

Excluding float revenue and on a constant currency basis, total revenue grew 3.9%, reflecting a 13.9% increase in Cloud revenue, partially offset by a 35.1% decline in Bureau revenue. Excluding float revenue and on a constant currency basis, Cloud revenue growth reflected a 17.1% increase in Cloud recurring services revenue and a 3.4% increase in Cloud professional services and other revenue. Excluding float revenue and on a constant currency basis, Dayforce revenue increased 18.8%, reflecting a 24.2% increase in Dayforce recurring service revenue and a 3.7% increase in Dayforce professional services and other revenue. Excluding float revenue and on a constant currency basis, Powerpay revenue declined 18.0%, primarily due to a 17.8% decline in Powerpay recurring service revenue.

Float revenue included in recurring services revenue was $11.5 million and $20.3 million for the three months ended June 30, 2020, and 2019, respectively. Float revenue allocated to Cloud revenue was $10.1 million and $15.9 million, respectively, for the three months ended June 30, 2020, and 2019, respectively. The average float balance for our customer trust funds for the three months ended June 30, 2020, was $2,976.6 million, compared to $3,392.3 million for the three months ended June 30, 2019. On a constant currency basis, the average float balance for our customer trust funds for the three months ended June 30, 2020, declined 11.2% compared to the three months ended June 30, 2019. This decline was primarily attributable to lower payroll balances and associated tax payments as a result of the COVID-19 pandemic impact to employment levels at our customers. The average yield was 1.55% during the three months ended June 30, 2020, a decline of 86 basis points compared to the average yield during the three months ended June 30, 2019, primarily due to reductions in the U.S. Federal Reserve federal funds rate and the Bank of Canada overnight rate target. For the three months ended June 30, 2020, approximately 34% of our average float balance consisted of Canadian customer trust funds, compared to approximately 36% for the three months ended June 30, 2019. Based on current market conditions, portfolio composition and investment practices, a 100 basis point change in market investment rates would result in approximately $17 million of change in float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with changes in float revenue.

Cost of revenue. Total cost of revenue for the three months ended June 30, 2020, was $114.0 million, an increase of $5.7 million, or 5.3%, compared to the three months ended June 30, 2019. Recurring services cost of revenue for the three months ended June 30, 2020, increased $0.6 million, or 1.2%, compared with the three months ended June 30, 2019, primarily due to additional costs related to global expansion and costs to support the growing Dayforce customer base, partially offset by reductions in Bureau costs. Professional services and other cost of revenue increased $3.7 million, or 10.8%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to additional costs incurred to implement new customers.

Product development and management expense increased $0.6 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, reflecting increases in product management labor costs. For the three months ended June 30, 2020, and 2019, our investment in software development was $17.0 million and $15.6 million, respectively, consisting of $7.6 million and $8.1 million, of research and development expense, which is included within product development and management expense, and $9.4 million and $7.5 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $0.8 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended June 30,
	2020	2019
Total gross margin	40.8%	44.8%
Gross margin by solution:
Cloud recurring services	70.7%	69.3%
Bureau recurring services	59.4%	72.9%
Professional services and other	(13.1)%	(4.3)%

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

Total gross margin for the three months ended June 30, 2020, declined 4.0% compared to total gross margin for the three months ended June 30, 2019, and gross profit declined by $9.4 million, or 10.7%. The $9.4 million decline in gross profit was primarily attributable to the $8.8 million decline in float revenue for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

Cloud recurring services gross margin was 70.7% for the three months ended June 30, 2020, compared to 69.3% for the three months ended June 30, 2019. Excluding float revenue, Cloud recurring service gross margin was 68.4% for the three months ended June 30, 2020, compared to 64.8% for the three months ended June 30, 2019. The increase in Cloud recurring services gross margin, excluding float revenue, reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 67% as of June 30, 2019, to 72% as of June 30, 2020, and was also attributable to consistent configuration that has enabled us to continue to realize economies of scale in hosting and customer support. Bureau recurring services gross margin declined from 72.9% for the three months ended June 30, 2019, to 59.4% for the three months ended June 30, 2020, primarily due to lower Bureau recurring revenue, including high margin float revenue. Professional services and other gross margin was (13.1)% for the three months ended June 30, 2020, compared to (4.3)% for the three months ended June 30, 2019, reflecting lower utilization during the COVID-19 pandemic.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $5.3 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, and certain other non-recurring charges; selling, general, and administrative expenses would have been reduced by $3.2 million. This adjusted reduction reflects a reduction of $4.0 million in general and administrative expense, primarily customer list amortization expense, partially offset by a $0.8 million increase in sales and marketing expense. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Operating profit. We realized operating profit of $4.0 million for the three months ended June 30, 2020, compared to $18.7 million for the three months ended June 30, 2019. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, and certain other non-recurring charges; operating profit would have been $26.2 million and $30.7 million for the three months ended June 30, 2020, and 2019, respectively. This $4.5 million adjusted reduction was primarily as a result of the decline in float revenue.

Interest expense, net. Interest expense, net was $6.6 million and $8.5 million for the three months ended June 30, 2020, and 2019, respectively, which was primarily due to a reduction in our term debt interest rate. A 100 basis point change in LIBOR rates would result in an approximately $10 million change in our interest expense, net over the ensuing twelve-month period.

Other expense, net. For the three months ended June 30, 2020, and 2019, we incurred other expense, net of $0.3 million and $1.5 million, respectively, which was comprised of net periodic pension expense, partially offset by foreign currency translation gain for the three months ended June 30, 2020.  For the three months ended June 30, 2019, other expense, net was comprised of net period pension expense and foreign currency translation loss.

Income tax (benefit) expense. For the three months ended June 30, 2020, and 2019, we recorded an income tax benefit of $8.4 million, and income tax expense of $2.4 million, respectively. The $10.8 million reduction in income tax expense was primarily due to reductions in tax expense attributable to U.S. and foreign operations of $2.4 million, state taxes in the U.S. of $1.2 million, share-based compensation of $3.8 million, and base erosion anti-abuse tax (“BEAT”) in the U.S. of $3.6 million.

Net income. We realized net income of $5.5 million for the three months ended June 30, 2020, compared to $6.3 million for the three months ended June 30, 2019.

Adjusted EBITDA. Adjusted EBITDA declined by $6.5 million to $37.5 million, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, and Adjusted EBITDA margin was 19.5% for the three months ended June 30, 2020, compared with Adjusted EBITDA margin of 22.4% for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019

	Six Months Ended June 30,		Increase/ (Decrease)		% of Revenue
	2020	2019	Amount	%	2020	2019

	(Dollars in millions)
Revenue:
Recurring services
Cloud	$284.6	$247.7	$36.9	14.9%	68.5%	61.9%
Bureau	56.0	88.6	(32.6)	(36.8)%	13.5%	22.2%
Total recurring services	340.6	336.3	4.3	1.3%	82.0%	84.1%
Professional services and other	74.7	63.7	11.0	17.3%	18.0%	15.9%
Total revenue	415.3	400.0	15.3	3.8%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	80.4	75.0	5.4	7.2%	19.4%	18.8%
Bureau	21.1	24.6	(3.5)	(14.2)%	5.1%	6.2%
Total recurring services	101.5	99.6	1.9	1.9%	24.4%	24.9%
Professional services and other	80.5	69.5	11.0	15.8%	19.4%	17.4%
Product development and management	34.6	31.6	3.0	9.5%	8.3%	7.9%
Depreciation and amortization	19.6	17.7	1.9	10.7%	4.7%	4.4%
Total cost of revenue	236.2	218.4	17.8	8.2%	56.9%	54.6%
Gross profit	179.1	181.6	(2.5)	(1.4)%	43.1%	45.4%
Selling, general, and administrative	148.8	135.5	13.3	9.8%	35.8%	33.9%
Operating profit	30.3	46.1	(15.8)	(34.3)%	7.3%	11.5%
Interest expense, net	13.5	17.4	(3.9)	(22.4)%	3.3%	4.4%
Other expense, net	2.9	3.1	(0.2)	(6.5)%	0.7%	0.8%
Income before income taxes	13.9	25.6	(11.7)	(45.7)%	3.3%	6.4%
Income tax (benefit) expense	(0.2)	8.1	(8.3)	(102.5)%	(0.0)%	2.0%
Net income	$14.1	$17.5	$(3.4)	(19.4)%	3.4%	4.4%
Adjusted EBITDA (a)	$92.7	$93.8	$(1.1)	(1.2)%	22.3%	23.5%
Adjusted EBITDA margin (a)	22.3%	23.5%	(1.2)%	(5.0)%

(a)	Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA, a non-GAAP financial measure.

Revenue. The following table sets forth certain information regarding our revenues for the six months ended June 30, 2020, compared with the six months ended June 30, 2019.

	Six Months Ended June 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2020	2019	2020 vs. 2019		2020 vs. 2019

	(Dollars in millions)
Revenue:
Dayforce recurring services, excluding float	$224.2	$177.0	26.7%	(0.5)%	27.2%
Dayforce float	22.4	28.3	(20.8)%	(0.3)%	(20.5)%
Total Dayforce recurring services	246.6	205.3	20.1%	(0.6)%	20.7%
Powerpay recurring services, excluding float	33.4	36.3	(8.0)%	(1.1)%	(6.9)%
Powerpay float	4.6	6.1	(24.6)%	(1.6)%	(23.0)%
Total Powerpay recurring services	38.0	42.4	(10.4)%	(1.2)%	(9.2)%
Total Cloud recurring services	284.6	247.7	14.9%	(0.6)%	15.5%
Dayforce professional services and other	73.7	62.0	18.9%	(0.6)%	19.5%
Powerpay professional services and other	0.5	0.6	(16.7)%	(—)%	(16.7)%
Total Cloud professional services and other	74.2	62.6	18.5%	(0.7)%	19.2%
Total Cloud revenue	358.8	310.3	15.6%	(0.7)%	16.3%
Bureau recurring services, excluding float	51.9	78.4	(33.8)%	(0.4)%	(33.4)%
Bureau float	4.1	10.2	(59.8)%	(1.0)%	(58.8)%
Total Bureau recurring services	56.0	88.6	(36.8)%	(0.5)%	(36.3)%
Bureau professional services and other	0.5	1.1	(54.5)%	(—)%	(54.5)%
Total Bureau revenue	56.5	89.7	(37.0)%	(0.4)%	(36.6)%
Total revenue	$415.3	$400.0	3.8%	(0.6)%	4.4%

Dayforce	$320.3	$267.3	19.8%	(0.6)%	20.4%
Powerpay	38.5	43.0	(10.5)%	(1.2)%	(9.3)%
Total Cloud revenue	$358.8	$310.3	15.6%	(0.7)%	16.3%

Dayforce, excluding float	$297.9	$239.0	24.6%	(0.6)%	25.2%
Powerpay, excluding float	33.9	36.9	(8.1)%	(1.1)%	(7.0)%
Cloud revenue, excluding float	331.8	275.9	20.3%	(0.6)%	20.9%
Cloud float	27.0	34.4	(21.5)%	(0.6)%	(20.9)%
Total Cloud revenue	$358.8	$310.3	15.6%	(0.7)%	16.3%

(a)	Please refer to “Non-GAAP Measures” section for additional information on our constant currency revenue, a non-GAAP financial measure.

Total revenue increased $15.3 million, or 3.8%, to $415.3 million for the six months ended June 30, 2020, compared to $400.0 million for the six months ended June 30, 2019. This increase was primarily attributable to an increase in Cloud revenue of $48.5 million, or 15.6%, from $310.3 million for the six months ended June 30, 2019, to $358.8 million for the six months ended June 30, 2020. The Cloud revenue increase was driven by an increase of $36.9 million, or 14.9%, in Cloud recurring services revenue, and $11.6 million, or 18.5%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $36.9 million was due to $32.7 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses and $11.6 million from the migration of Bureau customers, partially offset by a decline of $7.4 million from float revenue related to Cloud recurring services revenue.

The COVID-19 pandemic has had an adverse impact on our revenue streams during the six months ended June 30, 2020, primarily in the form of lower employment levels at our customers, lower float revenue resulting from reductions in the U.S. Federal Reserve federal funds rate and the Bank of Canada overnight rate target, lower average float balances for our customer trust funds, lower demand for professional services, and customer delays in implementation services, among other effects. We estimate the impact of lower employment levels at our customers to be an approximately $8 million decline to our revenue for the six months ended June 30, 2020, of which approximately $5 million was related to Dayforce and approximately $3 million was related to Powerpay. In addition, we estimate the impact to float revenue to be approximately $8 million for the six months ended June 30, 2020. Of the approximately $8 million impact on float revenue, approximately $5 million is calculated based on the rate reductions during the first quarter of 2020, and approximately $3 million is related to lower average float balances for our customer trust funds.

Cloud revenue was $358.8 million for the six months ended June 30, 2020, an increase of $48.5 million, or 15.6%, compared to the six months ended June 30, 2019. Dayforce revenue increased 19.8%, and Powerpay revenue declined 10.5% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. On a constant currency basis, Dayforce revenue increased 20.4%, and Powerpay revenue declined 9.3% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Powerpay revenue is recognized on a per-employee, per-process basis, and the timing of customer processing at year- end can vary from year to year. Powerpay is designed primarily for small market Canadian customers, which typically have fewer than 20 employees, and these customers have been more adversely affected by the COVID-19 pandemic than larger Dayforce customers.  Our new business sales to Dayforce and Powerpay customers comprised approximately 76% of our increase in Cloud revenue for the six months ended June 30, 2020, and approximately 24% consisted primarily of customer migrations to Dayforce from our Bureau solutions. The percentage of new business sales compared to customer migrations was adversely affected by the impact of the COVID-19 pandemic on our revenues. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers driven by increased product density on the Dayforce platform.

Bureau revenue declined $33.2 million, or 37.0% for the six months ended June 30, 2020. Of the $33.2 million decline, approximately 35% was attributable to customer migrations to Dayforce. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $21.6 million, or 24.1%.

Excluding float revenue and on a constant currency basis, total revenue grew 8.7%, reflecting a 20.9% increase in Cloud revenue, partially offset by a 33.7% decline in Bureau revenue. Excluding float revenue and on a constant currency basis, Cloud revenue growth reflected a 21.4% increase in Cloud recurring services revenue and a 19.2% increase in Cloud professional services and other revenue. Excluding float revenue and on a constant currency basis, Dayforce revenue increased 25.2%, reflecting a 27.2% increase in Dayforce recurring service revenue and a 19.5% increase in Dayforce professional services and other revenue. Excluding float revenue and on a constant currency basis, Powerpay revenue declined 7.0%, reflecting a 6.9% decline in Powerpay recurring service revenue.

Investment income from invested customer trust funds included in revenue was $31.1 million and $44.6 million for the six months ended June 30, 2020, and 2019, respectively. Float revenue allocated to Cloud revenue was $27.0 million and $34.4 million, respectively, for the six months ended June 30, 2020, and 2019, respectively. The average float balance for our customer trust funds for the six months ended June 30, 2020, was $3,535.0 million, compared to $3,733.3 million for the six months ended June 30, 2019. On a constant currency basis, the average float balance for our customer trust funds declined 4.8% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The average yield was 1.77% during the six months ended June 30, 2020, a decline of 65 basis points compared to the average yield in the six months ended June 30, 2019. For the six months ended June 30, 2020, approximately 32% of our average float balance consisted of Canadian customer trust funds, compared to approximately 35% for the six months ended June 30, 2019. Based on current market conditions, portfolio composition and investment practices, a 100 basis point change in market investment rates would result in approximately $17 million of change in float revenue over the ensuing twelve month period.

Cost of revenue. Total cost of revenue for the six months ended June 30, 2020, was $236.2 million, an increase of $17.8 million, or 8.2%, compared to the six months ended June 30, 2019. Recurring services cost of revenue increased $1.9 million, or 1.9% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to additional costs related to global expansion and costs to support the growing Dayforce customer base, partially offset by reductions in Bureau costs. The increase in cost of revenue for professional services and other of $11.0 million, or 15.8% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to additional costs incurred to implement new customers.

Product development and management expense increased $3.0 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, reflecting increases in Dayforce product development efforts, including costs to build out the Dayforce Wallet and our international offerings that are not eligible for capitalization, and increases in product management labor costs. For the six months ended June 30, 2020, and 2019, our investment in software development was $34.2 million and $30.7 million, respectively, consisting of $15.7 million and $15.9 million, of research and development expense, which is included within product development and management expense, and $18.5 million and $14.8 million in capitalized software development, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $1.9 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

Gross profit. The table below presents total gross margin and solution gross margins for the periods presented:

	Six Months Ended June 30,
	2020	2019

Total gross margin	43.1%	45.4%
Gross margin by solution:
Cloud recurring services	71.7%	69.7%
Bureau recurring services	62.3%	72.2%
Professional services and other	(7.8)%	(9.1)%

Total gross margin for the six months ended June 30, 2020, declined 2.3% compared to total gross margin for the six months ended June 30, 2019, and gross profit declined $2.5 million.

Cloud recurring services gross margin was 71.7% for the six months ended June 30, 2020, compared to 69.7% for the six months ended June 30, 2019. Excluding float revenue, Cloud recurring service gross margin was 68.8% for the six months ended June 30, 2020, compared to 64.8% for the six months ended June 30, 2019. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 67% as of June 30, 2019, to 72% as of June 30, 2020, and was also attributable to consistent configuration that has enabled us to realize economies of scale in customer support and hosting costs. Bureau recurring services gross margin declined from 72.2% for the six months ended June 30, 2019, to 62.3% for the six months ended June 30, 2020, primarily due to lower Bureau recurring revenue, including high margin float revenue. Professional services and other gross margin was (7.8)% for the six months ended June 30, 2020, improving from (9.1)% for the six months ended June 30, 2019, reflecting continued productivity improvements in implementing new customers during the first quarter of 2020, until the onset of the COVID-19 pandemic adversely affected utilization of employees.

Selling, general, and administrative expense. Selling, general, and administrative expense increased by $13.3 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, and certain other non-recurring charges; selling, general, and administrative expenses would have been reduced by $1.3 million. This adjusted reduction of $1.3 million reflects a reduction of $6.6 million in general and administrative expense, primarily customer list amortization expense, partially offset by a $5.3 million increase in sales and marketing, primarily employee related costs. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Operating profit. Operating profit declined $15.8 million to $30.3 million, for the six months ended June 30, 2020, from $46.1 million for the six months ended June 30, 2019. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, and other certain non-recurring charges; operating profit would have been $70.4 million and $67.4 million for the six months ended June 30, 2020, and 2019, respectively.

Interest expense. Interest expense was $13.5 million for the six months ended June 30, 2020, compared to $17.4 million for the six months ended June 30, 2019, which was primarily due to a reduction in our term debt interest rate. A 100 basis point change in LIBOR rates would result in an approximately $10 million change in our interest expense over the ensuing twelve-month period.

Other expense, net. For the six months ended June 30, 2020, we incurred $2.9 million of other expense, net, compared to $3.1 million of other expense, net, for the six months ended June 30, 2019.

Income tax (benefit) expense. For the six months ended June 30, 2020, and 2019, we recorded income tax benefit of $0.2 million and income tax expenses of $8.1 million, respectively. The $8.3 million reduction in tax expense was primarily due to reductions in income tax expense attributable to U.S. and foreign operations of $2.5 million, base erosion anti-abuse tax (“BEAT”) in the U.S. of $6.0 million, global intangible low taxed income (“GILTI”) in the US of $3.0 million, and other tax benefits of $2.0 million, partially offset by increases in income tax expense attributable to state taxes in the U.S. of $1.4 million, stock-based compensation of $0.6 million, and a $3.2 million tax benefit recognized during the six months ended June 30, 2019, that was not repeated during the six months ended June 30, 2020.

Net income. Net income was $14.1 million for the six months ended June 30, 2020, compared to $17.5 million for the six months ended June 30, 2019.

Adjusted EBITDA. Adjusted EBITDA declined by $1.1 million to $92.7 million, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, and Adjusted EBITDA margin was 22.3% for the six months ended June 30, 2020, compared with 23.5% for the six months ended June 30, 2019.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, borrowings under our credit facilities, and proceeds from equity offerings. As of June 30, 2020, we had cash and equivalents of $526.9 million. On April 2, 2020, in light of the current uncertainty in the global capital markets resulting from the COVID-19 pandemic, Ceridian elected to borrow $295.0 million under the 2018 Revolving Credit Facility as a precautionary measure to increase our cash position and to preserve financial flexibility.  We may use a portion of the proceeds from the borrowing for general corporate purposes. Our total debt balance was $973.5 million as of June 30, 2020.

On February 19, 2020, Ceridian completed the first amendment to the 2018 Senior Secured Credit Facility, in which the 2018 Term Debt interest rate was reduced from LIBOR plus 3.00% to LIBOR plus 2.50%. Further, the interest rate trigger under the applicable rating by Moody’s Investor Service was removed by the first amendment. The 50 basis point rate reduction will result in savings of approximately $3.4 million over the ensuing twelve-month period. Please refer to Note 7, “Debt,” to our condensed consolidated financial statements for further information on our debt.

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

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities, excluding customer trust funds	$12.7	$10.2
Net cash used in investing activities, excluding customer trust funds	(100.3)	(36.6)
Net cash provided by financing activities, excluding customer trust funds	341.1	40.7
Effect of exchange rate changes on cash and equivalents	(7.9)	5.8
Net increase in cash and equivalents	245.6	20.1
Cash and equivalents at beginning of period	281.3	217.8
Cash and equivalents at end of period	526.9	237.9

Net customer trust funds restricted cash provided by operating activities	11.2	—
Net customer trust funds restricted cash provided by (used in) investing activities	201.5	(65.3)
Net customer trust funds restricted cash (used in) provided by financing activities	(571.4)	1,308.9
Effect of exchange rate changes on restricted cash and equivalents	(4.5)	1.6
Net (decrease) increase in restricted cash and equivalents	(363.2)	1,245.2
Restricted cash and equivalents included in customer trust funds at beginning of period	1,377.3	888.5
Restricted cash and equivalents included in customer trust funds at end of period	1,014.1	2,133.7

Net (decrease) increase in cash, restricted cash, and equivalents	(117.6)	1,265.3
Cash, restricted cash, and equivalents at beginning of period	1,658.6	1,106.3
Cash, restricted cash, and equivalents at end of period	$1,541.0	$2,371.6

Operating Activities

Net cash provided by operating activities, was $23.9 million during the six months ended June 30, 2020, primarily attributable to net income of $14.1 million and the net impact of adjustments for certain non-cash items of $55.2 million, including $27.8 million of non-cash share-based compensation expense and $23.9 million of depreciation and amortization. These items were partially offset by net working capital reductions of $45.4 million, which included a $21.3 million reduction in liabilities for employee compensation and benefits due to payments of accrued incentive compensation, a $7.5 million net change in other assets and liabilities, and a $6.4 million increase in prepaid expenses and other current assets, primarily due to annual maintenance contracts. Included within net cash flows provided by operating activities for the six months ended June 30, 2020, was $14.3 million in cash interest payments on our long-term debt and $2.2 million in cash tax payments, net of refunds.

Net cash provided by operating activities of $10.2 million during the six months ended June 30, 2019, was primarily attributable to net income of $17.5 million and certain non-cash items, primarily $29.0 million of depreciation and amortization and $15.6 million of non-cash share-based compensation expense, partially offset by net working capital reductions of $51.1 million. The net $51.1 million change in working capital included reductions of $19.5 million in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation and pension contributions; $8.1 million for accrued taxes, primarily due to cash tax payments partially offset by additional provision accruals, $5.7 million for accounts payables and other accrued expenses, and increases in assets of $11.1 million for prepaid expenses and other current assets, primarily due to annual maintenance contracts. Included within net cash flows provided by operating activities for the six months ended June 30, 2019, was $21.1 million in cash tax payments, $19.2 million in cash interest payments on our long-term debt, and $6.7 million in pension contributions.

Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities, excluding customer trust fund activity, was $100.3 million, related to capital expenditures of $29.7 million and acquisition costs, net of cash acquired of $70.6 million. Our capital expenditures included $19.8 million for software and technology and $9.9 million for property and equipment.

During the six months ended June 30, 2019, net cash used in investing activities, excluding customer trust fund activity, was $36.6 million, related to capital expenditures of $26.4 million and acquisition costs, net of cash acquired of $10.2 million. Our capital expenditures included $18.7 million for software and technology and $7.7 million for property and equipment.

Financing Activities

Net cash provided by financing activities, excluding the change in customer trust fund obligations, was $341.1 million during the six months ended June 30, 2020. This cash inflow is primarily attributable to proceeds from a draw on the 2018 Revolving Credit Facility of $295.0 million and proceeds from the issuance of common stock upon exercise of stock options of $51.5 million, partially offset by payments on our long-term debt obligations of $5.4 million. The payments on our long-term debt obligations included $3.4 million in principal payments towards our 2018 Term Loan and $2.0 million in payments towards our financing lease obligations.

Net cash provided by financing activities, excluding the change in customer trust fund obligations, was $40.7 million during the six months ended June 30, 2019. This cash inflow is primarily attributable to proceeds from the issuance of common stock upon exercise of stock options of $44.1 million, partially offset by principal payments on our long-term debt obligations of $3.4 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Critical Accounting Policies and Estimates

During the six months ended June 30, 2020, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in our 2019 Form 10-K.

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

The following table reconciles operating profit to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating profit	$4.0	$18.7	$30.3	$46.1
Other expense, net	(0.3)	(1.5)	(2.9)	(3.1)
Depreciation and amortization	12.1	14.6	23.9	29.0
EBITDA (a)	15.8	31.8	51.3	72.0
Intercompany foreign exchange (gain) loss	(0.5)	0.2	1.3	0.5
Share-based compensation (b)	16.5	9.6	29.2	15.6
Severance charges (c)	0.7	1.5	4.7	3.6
Restructuring consulting fees (d)	5.1	0.9	6.6	2.1
Other non-recurring charges (e)	(0.1)	—	(0.4)	—
Adjusted EBITDA	$37.5	$44.0	$92.7	$93.8
Adjusted EBITDA margin	19.5%	22.4%	22.3%	23.5%

(a)	We define EBITDA as net income before interest, taxes, and depreciation and amortization.
(b)	Represents share-based compensation expense and related employer taxes.
(c)	Represents costs for severance compensation paid to employees whose positions have been eliminated or who have been terminated not for cause.
(d)

Represents consulting fees and expenses incurred during the periods presented in connection with any acquisition, investment, disposition, recapitalization, equity offering, issuance or repayment of debt, issuance of equity interests, or refinancing.

(e)	Represents gain on unrecovered duplicate payments associated with our isolated service incident. Please refer to Note 14, “Commitments and Contingencies,” for further discussion.

The following tables present a reconciliation of our reported results to our non-GAAP Adjusted EBITDA basis for all periods presented:

	Three Months Ended June 30, 2020
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$49.3	$1.9	$—	$—	$47.4
Professional services and other	37.9	1.0	0.1	—	36.8
Product development and management	17.0	1.4	0.1	—	15.5
Depreciation and amortization	9.8	—	—	—	9.8
Total cost of revenue	114.0	4.3	0.2	—	109.5
Sales and marketing	36.0	1.8	0.2	—	34.0
General and administrative	38.6	10.4	0.3	5.0	22.9
Operating profit	4.0	16.5	0.7	5.0	26.2
Other expense, net	0.3	—	—	(0.5)	0.8
Depreciation and amortization	12.1	—	—	—	12.1
EBITDA	$15.8	$16.5	$0.7	$4.5	$37.5

(a)	Other operating expenses includes intercompany foreign exchange gain, restructuring consulting fees, and other non-recurring charges.

	Three Months Ended June 30, 2019
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$48.7	$0.8	$0.6	$—	$47.3
Professional services and other	34.2	0.5	0.2	—	33.5
Product development and management	16.4	0.7	—	—	15.7
Depreciation and amortization	9.0	—	—	—	9.0
Total cost of revenue	108.3	2.0	0.8	—	105.5
Sales and marketing	34.9	1.3	0.4	—	33.2
General and administrative	34.4	6.3	0.3	0.9	26.9
Operating profit	18.7	9.6	1.5	0.9	30.7
Other expense, net	1.5	—	—	0.2	1.3
Depreciation and amortization	14.6	—	—	—	14.6
EBITDA	$31.8	$9.6	$1.5	$1.1	$44.0

(a)	Other operating expenses includes intercompany foreign exchange loss and restructuring consulting fees.

	Six Months Ended June 30, 2020
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$101.5	$2.7	$0.8	$—	$98.0
Professional services and other	80.5	1.5	0.9	—	78.1
Product development and management	34.6	2.3	0.4	—	31.9
Depreciation and amortization	19.6	—	—	—	19.6
Total cost of revenue	236.2	6.5	2.1	—	227.6
Sales and marketing	76.7	4.0	1.0	—	71.7
General and administrative	72.1	18.7	1.6	6.2	45.6
Operating profit	30.3	29.2	4.7	6.2	70.4
Other expense, net	2.9	—	—	1.3	1.6
Depreciation and amortization	23.9	—	—	—	23.9
EBITDA	$51.3	$29.2	$4.7	$7.5	$92.7

(a)	Other operating expenses includes intercompany foreign exchange loss, restructuring consulting fees, and other non-recurring charges.

	Six Months Ended June 30, 2019
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$99.6	$1.2	$0.8	$—	$97.6
Professional services and other	69.5	0.7	0.4	—	68.4
Product development and management	31.6	1.2	0.1	—	30.3
Depreciation and amortization	17.7	—	—	—	17.7
Total cost of revenue	218.4	3.1	1.3	—	214.0
Sales and marketing	70.1	2.3	1.4	—	66.4
General and administrative	65.4	10.2	0.9	2.1	52.2
Operating profit	46.1	15.6	3.6	2.1	67.4
Other expense, net	3.1	—	—	0.5	2.6
Depreciation and amortization	29.0	—	—	—	29.0
EBITDA	$72.0	$15.6	$3.6	$2.6	$93.8

(a)	Other operating expenses includes intercompany foreign exchange loss and restructuring consulting fees.

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

Changes in Internal Control over Financial Reporting

Due to the COVID-19 pandemic, we now have more employees working from home. While our internal controls over financial reporting are designed to allow for remote execution, we continue to evaluate and may make changes that may materially affect our internal controls over financial reporting. There were no changes to our internal controls over financial reporting during the three months ended June 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity. Discussion of Legal Matters is incorporated by reference from Part I, Item 1, Note 14, “Commitments and Contingencies,” of this Form 10-Q and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

10.1*	Form of Employee Performance-Based Stock Option Award Agreement.

10.2*	Performance-Based Stock Option Award Agreement dated May 8, 2020 by and between Ceridian HCM Holding Inc. and David Ossip.

10.3*	Form of Director Restricted Stock Unit Award Agreement (for annual compensation awards made after May 1, 2020).

10.4*	Form of Director Stock Option Award Agreement (for annual compensation awards made after May 1, 2020).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: August 5, 2020	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Arthur Gitajn
		Name:	Arthur Gitajn
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)