Form 10-Q
period 2020-09-30
Ceridian HCM Holding Inc.
filed 2020-11-05
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 147,803,003 shares of Common Stock, $0.01 par value per share, as of October 30, 2020.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	the impact of the Coronavirus disease 2019 (“COVID-19”) pandemic on our business, operations, and financial results;
•	our inability to attain or to maintain profitability;
•	significant competition for our solutions;
•	our inability to continue to develop or to sell our existing Cloud solutions;
•	our inability to manage our growth effectively;
•	the risk that we may not be able to successfully migrate our Bureau customers to our Cloud solutions or to offset the decline in Bureau revenue with Cloud revenue;
•	the decline or slower than expected development of the market for enterprise cloud computing;
•	failure of our efforts to increase use of our Cloud solutions and our other applications may not succeed;
•	our failure to provide enhancements and new features and modifications to our solutions;
•	failure to comply with the Federal Trade Commission’s (“FTC”) ongoing consent order regarding data protection;
•	system interruptions or failures, including cyber-security breaches, identity theft, or other disruptions that could compromise our information;
•	our failure to comply with applicable privacy, security, data, and financial services laws, regulations and standards;
•	changes in regulations governing financial services, privacy concerns, and laws or other domestic or foreign data protection regulations;
•	the risk of loss caused by customer failure to repay distribution of earned net wages and associated tax amounts made on behalf of our customers for our Dayforce Wallet or other services;
•	our inability to successfully expand our current offerings into new markets or further penetrate existing markets;
•	our inability to meet the more complex configuration and integration demands of our large customers;
•	reductions in our customers’ employment levels or other overall declines in the financial viability of our current and prospective customers;
•	the risk of our customers declining to renew their agreements with us or renewing at lower performance fee levels;
•	our failure to manage our technical operations infrastructure;
•	our inability to maintain necessary third party relationships and third party software licenses, and identify errors in the software we license;
•	our inability to protect our intellectual property rights, proprietary technology, information, processes, and know-how;
•	our failure to keep pace with rapid technological changes and evolving industry standards;
•	general economic, political and market forces beyond our control; or
•	changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
(Dollars in millions, except share data)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$554.6	$281.3
Trade and other receivables, net	91.4	80.4
Prepaid expenses and other current assets	78.7	57.9
Total current assets before customer trust funds	724.7	419.6
Customer trust funds	2,646.6	3,204.1
Total current assets	3,371.3	3,623.7
Right of use lease asset	37.5	32.0
Property, plant, and equipment, net	132.2	128.3
Goodwill	2,011.3	1,973.5
Other intangible assets, net	197.3	177.9
Other assets	168.4	150.3
Total assets	$5,918.0	$6,085.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$7.7	$10.8
Current portion of long-term lease liabilities	10.3	8.8
Accounts payable	26.6	43.2
Deferred revenue	26.1	25.5
Employee compensation and benefits	75.8	75.9
Other accrued expenses	13.7	13.9
Total current liabilities before customer trust funds obligations	160.2	178.1
Customer trust funds obligations	2,581.2	3,193.6
Total current liabilities	2,741.4	3,371.7
Long-term debt, less current portion	957.2	666.3
Employee benefit plans	108.2	117.2
Long-term lease liabilities, less current portion	34.1	30.1
Other liabilities	40.8	18.1
Total liabilities	3,881.7	4,203.4
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 147,647,117 and 144,386,618 shares issued and outstanding, respectively	1.5	1.4
Additional paid in capital	2,565.5	2,449.1
Accumulated deficit	(216.5)	(229.8)
Accumulated other comprehensive loss	(314.2)	(338.4)
Total stockholders’ equity	2,036.3	1,882.3
Total liabilities and equity	$5,918.0	$6,085.7

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except share and per share data, Unaudited)
Revenue:
Recurring services	$168.1	$167.4	$508.7	$503.7
Professional services and other	36.3	34.9	111.0	98.6
Total revenue	204.4	202.3	619.7	602.3
Cost of revenue:
Recurring services	54.3	49.4	155.8	149.0
Professional services and other	40.2	37.6	120.7	107.1
Product development and management	22.9	17.5	57.5	49.1
Depreciation and amortization	10.3	9.0	29.9	26.7
Total cost of revenue	127.7	113.5	363.9	331.9
Gross profit	76.7	88.8	255.8	270.4
Selling, general, and administrative	77.3	82.3	226.1	217.8
Operating (loss) profit	(0.6)	6.5	29.7	52.6
Interest expense, net	5.9	7.8	19.4	25.2
Other (income) expense, net	(0.2)	1.6	2.7	4.7
(Loss) income before income taxes	(6.3)	(2.9)	7.6	22.7
Income tax benefit	(5.5)	(65.6)	(5.7)	(57.5)
Net (loss) income	$(0.8)	$62.7	$13.3	$80.2
Net (loss) income per share:
Basic	$(0.01)	$0.44	$0.09	$0.57
Diluted	$(0.01)	$0.42	$0.09	$0.54
Weighted-average shares outstanding:
Basic	147,141,403	142,780,819	145,798,169	141,369,339
Diluted	147,141,403	149,153,227	152,105,719	148,279,943

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, Unaudited)
Net (loss) income	$(0.8)	$62.7	$13.3	$80.2
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	12.8	(6.5)	(14.7)	17.3
Change in unrealized (loss) gain from invested customer trust funds	(0.2)	3.1	43.3	42.3
Change in pension liability adjustment (1)	3.3	2.5	9.9	7.5
Other comprehensive income (loss) before income taxes	15.9	(0.9)	38.5	67.1
Income tax expense, net	1.4	8.8	14.3	12.4
Other comprehensive income (loss) after income taxes	14.5	(9.7)	24.2	54.7
Comprehensive income	$13.7	$53.0	$37.5	$134.9

(1)

The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other (income) expense, net was $3.3 million and $2.6 million during the three months ended September 30, 2020, and 2019, respectively, and $9.9 million and $7.8 million during the nine months ended September 30, 2020, and 2019, respectively.

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
	(Dollars in millions, except share data, Unaudited)
Balance as of December 31, 2019	144,386,618	$1.4	$2,449.1	$(229.8)	$(338.4)	$1,882.3
Net income	—	—	—	8.6	—	8.6
Issuance of common stock under share-based compensation plans	551,328	—	11.4	—	—	11.4
Share-based compensation	—	—	12.5	—	—	12.5
Foreign currency translation	—	—	—	—	(49.1)	(49.1)
Change in unrealized gain, net of tax of $6.0	—	—	—	—	17.4	17.4
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.5	2.5
Balance as of March 31, 2020	144,937,946	$1.4	$2,473.0	$(221.2)	$(367.6)	$1,885.6
Net income	—	—	—	5.5	—	5.5
Issuance of common stock under share-based compensation plans	1,865,986	0.1	40.1	—	—	40.2
Share-based compensation	—	—	15.3	—	—	15.3
Foreign currency translation	—	—	—	—	21.6	21.6
Change in unrealized gain, net of tax of $5.1	—	—	—	—	15.0	15.0
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.5	2.5
Balance as of June 30, 2020	146,803,932	$1.5	$2,528.4	$(215.7)	$(328.5)	$1,985.7
Net loss	—	—	—	(0.8)	—	(0.8)
Issuance of common stock under share-based compensation plans	843,185	—	18.6	—	—	18.6
Share-based compensation	—	—	18.5	—	—	18.5
Foreign currency translation	—	—	—	—	12.8	12.8
Change in unrealized loss, net of tax of $0.5	—	—	—	—	(0.7)	(0.7)
Change in pension liability adjustment, net of tax of $1.1	—	—	—	—	2.2	2.2
Balance as of September 30, 2020	147,647,117	$1.5	$2,565.5	$(216.5)	$(314.2)	$2,036.3

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
	(Dollars in millions, except share data, Unaudited)
Balance as of December 31, 2018	139,453,710	$1.4	$2,325.6	$(335.6)	$(375.9)	$1,615.5
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2018-02	—	—	—	27.1	(27.1)	—
Net income	—	—	—	11.2	—	11.2
Issuance of common stock under share-based compensation plans	1,221,622	—	20.1	—	—	20.1
Share-based compensation	—	—	6.0	—	—	6.0
Foreign currency translation	—	—	—	—	12.3	12.3
Change in unrealized gain, net of tax of $2.7	—	—	—	—	19.2	19.2
Change in pension liability adjustment, net of tax of $0.0	—	—	—	—	2.5	2.5
Balance as of March 31, 2019	140,675,332	$1.4	$2,351.7	$(297.3)	$(369.0)	$1,686.8
Net income	—	—	—	6.3	—	6.3
Issuance of common stock under share-based compensation plans	1,266,734	—	24.0	—	—	24.0
Share-based compensation	—	—	9.6	—	—	9.6
Foreign currency translation	—	—	—	—	11.5	11.5
Change in unrealized gain, net of tax of $0.9	—	—	—	—	16.4	16.4
Change in pension liability adjustment, net of tax of $0.0	—	—	—	—	2.5	2.5
Balance as of June 30, 2019	141,942,066	$1.4	$2,385.3	$(291.0)	$(338.6)	$1,757.1
Net income	—	—	—	62.7	—	62.7
Issuance of common stock under share-based compensation plans	1,893,328	—	32.6	—	—	32.6
Share-based compensation	—	—	10.4	—	—	10.4
Foreign currency translation	—	—	—	—	(6.5)	(6.5)
Change in unrealized loss, net of tax of $7.0	—	—	—	—	(3.9)	(3.9)
Change in pension liability adjustment, net of tax of $1.8	—	—	—	—	0.7	0.7
Balance as of September 30, 2019	143,835,394	$1.4	$2,428.3	$(228.3)	$(348.3)	$1,853.1

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions, Unaudited)
Net income	$13.3	$80.2
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	—	(75.9)
Depreciation and amortization	36.9	43.9
Amortization of debt issuance costs and debt discount	0.9	0.8
Net periodic pension and postretirement cost	2.5	3.9
Non-cash share-based compensation	46.3	26.0
Other	0.6	1.8
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(2.5)	(10.6)
Prepaid expenses and other current assets	(8.0)	(10.1)
Accounts payable and other accrued expenses	(12.0)	(2.5)
Deferred revenue	0.6	2.6
Employee compensation and benefits	(2.8)	(18.5)
Accrued interest	0.3	—
Accrued taxes	(8.7)	(10.4)
Other assets and liabilities	(20.1)	(6.6)
Net cash provided by operating activities	47.3	24.6
Cash Flows from Investing Activities
Purchase of customer trust funds marketable securities	(25.3)	(335.1)
Proceeds from sale and maturity of customer trust funds marketable securities	304.1	278.1
Expenditures for property, plant, and equipment	(13.6)	(10.8)
Expenditures for software and technology	(30.6)	(27.6)
Acquisition costs, net of cash and restricted cash acquired	(58.3)	(29.4)
Net cash provided by (used in) investing activities	176.3	(124.8)
Cash Flows from Financing Activities
Decrease in customer trust funds obligations, net	(601.4)	(54.5)
Proceeds from issuance of common stock under share-based compensation plans	70.2	76.7
Repayment of long-term debt obligations	(7.9)	(5.1)
Proceeds from revolving credit facility	295.0	—
Net cash (used in) provided by financing activities	(244.1)	17.1
Effect of exchange rate changes on cash, restricted cash, and equivalents	(7.9)	7.2
Net decrease in cash, restricted cash, and equivalents	(28.4)	(75.9)
Cash, restricted cash, and equivalents at beginning of period	1,658.6	1,106.3
Cash, restricted cash, and equivalents at end of period	$1,630.2	$1,030.4
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$554.6	$270.9
Restricted cash and equivalents included in customer trust funds	1,075.6	759.5
Total cash, restricted cash, and equivalents	$1,630.2	$1,030.4

See accompanying notes to condensed consolidated financial statements.

Ceridian HCM Holding Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Ceridian HCM Holding Inc. and its subsidiaries (also referred to in this report as “Ceridian,” “we,” “our,” “us,” or the “Company”) offer a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll-related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance programs, and recruitment and applicant screening. Our technology-based services are typically provided through long-term customer relationships that result in a high level of recurring revenue. Our operations are primarily located in the United States (“U.S.”) and Canada.

On August 28, 2020, we completed a secondary offering in which certain of our stockholders (the “Selling Stockholders”) sold 7,717,347 shares of our common stock in an underwritten public offering at a public offering price of $72.18 per share.  All proceeds from the sale of this common stock went to the selling stockholders. During the three months ended September 30, 2020, we incurred $0.4 million of expenses related to the August 28, 2020, secondary offering.  Expenses associated with our secondary offering are recorded within selling, general and administrative expense in our condensed consolidated statements of operations.

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

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, included within Other assets on our condensed consolidated balance sheets were $118.8 million and $106.4 million as of September 30, 2020, and December 31, 2019, respectively. Amortization expense for the deferred costs was $9.8 million and $8.1 million for the three months ended September 30, 2020, and 2019, respectively, and $27.9 million and $23.5 million for the nine months ended September 30, 2020, and 2019 respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform,” which provides guidance for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this guidance apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this guidance provide for an optional method in which modifications of contracts within the scope of ASC Topic 310, Receivables, and ASC Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate, in addition to several other optional methods and exceptions. The amendments in this update are effective for all entities beginning March 12, 2020 and are available to be used through December 31, 2022. We do not expect the adoption of this guidance to have a significant impact on our financial statements.

3. Business Combinations

On May 29, 2020, we completed the purchase of 100% of the outstanding shares of Excelity Global Solutions Pte. Ltd. (“Excelity”) for $77.2 million. Excelity is a human capital management service provider in the Asia-Pacific region.

The financial results of Excelity have been included within our condensed consolidated financial statements from the acquisition date forward and are classified as a Bureau solution. The acquisition of Excelity was recorded using the acquisition method of accounting, in which the assets and liabilities assumed are recognized at their fair value. As of September 30, 2020, we have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Excelity. We are continuing our review of these items during the measurement period, and if new information is obtained about facts and circumstances that existed at the effective date of the acquisition, the acquisition accounting will be revised to reflect the resulting adjustments to the current estimate of these items. After consideration of the Excelity acquisition, management has concluded that we continue to have one operating and reportable segment. This conclusion aligns with how management monitors operating performance, allocates resources, and deploys capital.

The major classes of assets and liabilities to which we allocated the purchase price were as follows:

(Dollars in millions)
Cash and equivalents	$6.6
Trade receivables, prepaid expenses, and other current assets	10.8
Customer trust funds	12.3
Property, plant, and equipment and other assets	4.2
Goodwill	47.6
Other intangible assets, net	20.7
Accounts payable and other current liabilities	(2.2)
Customer trust funds obligations	(13.1)
Other non-current liabilities	(9.7)
Total purchase price	$77.2

4. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	September 30, 2020
	Level 1	Level 2		Level 3	Total
	(Dollars in millions)
Assets
Available for sale customer trust funds assets	$—	$1,571.0	(a)	$—	$1,571.0
Total assets measured at fair value	$—	$1,571.0		$—	$1,571.0

	December 31, 2019
	Level 1	Level 2		Level 3	Total
	(Dollars in millions)
Assets
Available for sale customer trust funds assets	$-	$1,826.8	(a)	$-	$1,826.8
Total assets measured at fair value	$-	$1,826.8		$-	$1,826.8

(a)	Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2020, and the year ended December 31, 2019, we completed business combinations which required the assets acquired and liabilities assumed to be measured at fair value on a nonrecurring basis. Please refer to Note 3, “Business Combinations,” for additional information.

5. Customer Trust Funds

Investment income from invested customer trust funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer trust funds included in recurring services revenue was $10.6 million and $18.3 million for the three months ended September 30, 2020, and 2019, respectively, and $41.7 million and $62.9 million for the nine months ended September 30, 2020, and 2019, respectively. Investment income includes interest income, realized gains and losses from sales of customer trust funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer trust funds as of September 30, 2020, and December 31, 2019, is the original cost of assets acquired. The amortized cost and fair values of investments of customer trust funds available for sale were as follows:

	September 30, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$1,050.6	$—	$—	$1,050.6
Available for sale investments:
U.S. government and agency securities	441.9	23.6	—	465.5
Canadian and provincial government securities	379.8	16.1	—	395.9
Corporate debt securities	466.1	19.8	(0.1)	485.8
Asset-backed securities	201.2	5.4	—	206.6
Mortgage-backed securities	12.5	0.2	—	12.7
Other securities	4.5	—	—	4.5
Total available for sale investments	1,506.0	65.1	(0.1)	1,571.0
Invested customer trust funds	2,556.6	$65.1	$(0.1)	2,621.6
Trust receivables	24.6			25.0
Total customer trust funds	$2,581.2			$2,646.6

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$1,348.1	$—	$—	$1,348.1
Available for sale investments:
U.S. government and agency securities	542.4	7.1	(0.3)	549.2
Canadian and provincial government securities	406.7	5.4	(0.7)	411.4
Corporate debt securities	562.2	9.0	(0.3)	570.9
Asset-backed securities	270.0	1.7	(0.3)	271.4
Mortgage-backed securities	19.8	0.2	(0.1)	19.9
Other securities	4.0	—	—	4.0
Total available for sale investments	1,805.1	23.4	(1.7)	1,826.8
Invested customer trust funds	3,153.2	$23.4	$(1.7)	3,174.9
Trust receivables (a)	40.4			29.2
Total customer trust funds	$3,193.6			$3,204.1

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

The following represents the gross unrealized losses and the related fair value of the investments of customer trust funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2020
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
Corporate debt securities	$—	$—	$(0.1)	$5.8	$(0.1)	$5.8
Total available for sale investments	$—	$—	$(0.1)	$5.8	$(0.1)	$5.8

Management does not believe that any individual unrealized loss was unrecoverable as of September 30, 2020. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at September 30, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,398.7	$1,402.0
Due in one to three years	689.9	719.2
Due in three to five years	343.5	362.2
Due after five years	124.5	138.2
Invested customer trust funds	$2,556.6	$2,621.6

6. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows:

(Dollars in millions)
Balance at December 31, 2018	$1,927.4
Acquisitions	25.7
Translation	20.4
Balance at December 31, 2019	1,973.5
Acquisition	47.6
Translation	(9.8)
Balance at September 30, 2020	$2,011.3

Please refer to Note 3, “Business Combinations,” for further discussion of the Excelity acquisition.

Intangible Assets

Other intangible assets consisted of the following:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$225.9	$(207.5)	$18.4	5-15
Trade name	177.4	(2.0)	175.4	3 and Indefinite
Technology	157.3	(153.8)	3.5	3-4
Total other intangible assets	$560.6	$(363.3)	$197.3

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$212.5	$(208.2)	$4.3	5-15
Trade name	174.0	(2.1)	171.9	3 and Indefinite
Technology	156.1	(154.4)	1.7	3-4
Total other intangible assets	$542.6	$(364.7)	$177.9

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

Amortization expense related to definite-lived intangible assets was $0.8 million and $4.7 million for the three months ended September 30, 2020, and 2019, respectively, and $1.6 million and $13.9 million for the nine months ended September 30, 2020, and 2019, respectively.

7. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	September 30,	December 31,
	2020	2019
	(Dollars in millions)
Term Debt, interest rate of 2.6% and 4.8%, respectively	$666.4	$671.5
Revolving Credit Facility ($300.0 million available capacity less amounts reserved for letters of credit, which were $0.7 million and $1.9 million, respectively)	295.0	—
Canada Line of Credit (CDN $7.0 million letter of credit capacity, which was fully utilized; USD $5.3 million and USD $5.4 million, respectively)	—	—
Financing lease liabilities (Please refer to Note 13)	9.4	12.4
Total debt	970.8	683.9
Less unamortized discount on Term Debt	1.2	1.4
Less unamortized debt issuance costs on Term Debt	4.7	5.4
Less current portion of long-term debt	7.7	10.8
Long-term debt, less current portion	$957.2	$666.3

Senior Secured Credit Facility

On April 30, 2018, Ceridian completed the refinancing of its debt by entering into a new credit agreement. Pursuant to the terms of the new credit agreement, Ceridian became borrower of (i) a $680.0 million term loan debt facility (the “2018 Term Debt”) and (ii) a $300.0 million revolving credit facility (the “2018 Revolving Credit Facility”) (the 2018 Term Debt and the 2018 Revolving Credit Facility are together referred to as the “2018 Senior Secured Credit Facility”). The 2018 Senior Secured Credit Facility is secured by substantially all assets of Ceridian. The 2018 Term Debt has a maturity date of April 30, 2025, and the 2018 Revolving Credit Facility has a maturity date of April 30, 2023. The 2018 Term Debt was initially subject to an interest rate of LIBOR plus 3.25%. As a result of a ratings upgrade on March 26, 2019, of our senior secured credit facilities by Moody’s Investors Service, from B3 to B2, the Company’s floating rate term debt interest rate has been reduced from LIBOR plus 3.25% to LIBOR plus 3.00%, so long as the rating is maintained. On February 19, 2020, Ceridian completed the first amendment to the 2018 Senior Secured Credit Facility in which the 2018 Term Debt interest rate was reduced from LIBOR plus 3.00% to LIBOR plus 2.50%. Further, the interest rate trigger under the applicable rating by Moody’s Investor Service was removed by the first amendment. Accrued interest related to the 2018 Senior Secured Credit Facility was $0.4 million and $0.1 million as of September 30, 2020, and December 31, 2019, respectively, and is included within Other accrued expenses in our condensed consolidated balance sheets.

On April 2, 2020, in light of the uncertainty and volatility in the global financial markets resulting from the COVID-19 pandemic, Ceridian elected to borrow $295.0 million under the 2018 Revolving Credit Facility as a precautionary measure to increase our cash position and to preserve financial flexibility.

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2020	$1.7
2021	6.8
2022	6.8
2023	301.8
2024	6.8
Thereafter	637.5
$961.4

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of our debt was estimated to be $927.8 million and $675.1 million as of September 30, 2020, and December 31, 2019, respectively.

8. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Periodic Pension Cost	(Dollars in millions)
Interest cost	$3.2	$4.5	$9.6	$13.6
Actuarial loss amortization	3.9	3.2	11.7	9.6
Less: Expected return on plan assets	(5.7)	(5.9)	(17.1)	(17.7)
Net periodic pension cost	$1.4	$1.8	$4.2	$5.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Periodic Postretirement Benefit	(Dollars in millions)
Interest cost	$0.1	$0.2	$0.4	$0.4
Actuarial gain amortization	(0.6)	(0.6)	(1.8)	(1.8)
Prior service credit amortization	(0.1)	(0.1)	(0.3)	(0.2)
Net periodic postretirement benefit gain	$(0.6)	$(0.5)	$(1.7)	$(1.6)

In October 2020, we contributed $105.0 million to the U.S. pension plan, which represented $17.0 million of required minimum contributions and $88.0 million of voluntary contributions.

9. Share-Based Compensation

Our share-based compensation consists of performance-based stock options, term-based stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”). We also offer an employee stock purchase plan.

Prior to November 1, 2013, Ceridian employees participated in a share-based compensation plan of the former ultimate parent of Ceridian, the 2007 Stock Incentive Plan (“2007 SIP”). Effective November 1, 2013, although most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, as amended (“2013 SIP”), a small number of participants maintained their stock options in the 2007 SIP. Concurrent with the initial public offering (“IPO”) and legal reorganization, all outstanding stock options under the 2007 SIP were converted into options to purchase common stock of Ceridian. As of September 30, 2020, there were 2,500 stock options outstanding under the 2007 SIP.

Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of September 30, 2020, there were 2,882,412 stock options and RSUs outstanding under the 2013 SIP. We do not intend to grant any additional awards under the 2007 SIP or the 2013 SIP.

On April 24, 2018, in connection with the IPO, the Board of Directors approved the Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (“2018 EIP”), which authorizes the issuance of up to 13,500,000 shares of common stock to eligible participants through equity awards (the “Share Reserve”). The Share Reserve may be increased on March 31 of each of the first ten calendar years during the term of the 2018 EIP, by the lesser of (i) three percent of the number of shares of our common stock outstanding on each January 31 immediately prior to the date of increase or (ii) such number of shares of our common stock determined by the Board of Directors. Effective on March 31, 2020, the Share Reserve was increased by 4,199,089 shares, pursuant to the terms of the 2018 EIP.

Equity awards under the 2018 EIP vest either annually or quarterly on a pro rata basis, generally over a one-, three-, or four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of the grant. As of September 30, 2020, there were 12,354,165 stock options, RSUs, and PSUs outstanding and 9,541,117 shares available for future grants of equity awards under the 2018 EIP.

Total share-based compensation expense was $18.5 million and $10.4 million for the three months ended September 30, 2020, and 2019, respectively, and $46.3 million and $26.0 million for the nine months ended September 30, 2020, and 2019, respectively.

Performance-Based Stock Options

Performance-based stock option activity under the 2007 SIP, the 2013 SIP, and the 2018 EIP was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2019	68,281	$13.58	2.6	$3.7
Granted	1,818,728	65.27	—	—
Exercised	(31,678)	(13.46)	—	—
Forfeited or expired	—	—	—	—
Performance-based options outstanding at September 30, 2020	1,855,331	$64.25	9.5	$34.1
Performance-based options exercisable at September 30, 2020	36,603	$13.68	2.1	$2.5

The performance criteria for all outstanding performance-based stock options under the 2007 SIP and the 2013 SIP was met on June 7, 2018, resulting in the vesting of all outstanding performance-based stock options under the 2007 SIP and the 2013 SIP on this date.

During the nine months ended September 30, 2020, 1,500,000 performance-based stock options (“Performance Option Award”) were granted under the 2018 EIP with an exercise price of $65.26. The vesting conditions for the Performance Option Award are based on the Company’s performance on the New York Stock Exchange (“NYSE”) with 750,000 shares available to vest when the Company’s per share closing price on the NYSE meets or exceeds $110.94, or 1.7 times the exercise price, for ten consecutive trading days, and the remaining 750,000 shares are available to vest when the Company’s per share closing price on the NYSE meets or exceeds $130.52, or 2.0 times the exercise price, for ten consecutive trading days. The Performance Option Award has a minimum time-based vesting period of 3 years. The vesting conditions must be achieved prior to May 8, 2025, or any unvested portion of the Performance Option Award will terminate. A Monte Carlo simulation model was used to determine the fair value of these performance-based stock options. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. We have estimated an expected term of 5.3 years, based on the vesting period and contractual term.

The remaining performance-based stock options granted during the nine months ended September 30, 2020, under the 2018 EIP primarily include vesting conditions based on migrations of customers to Dayforce. There are two tranches of stock options, in which the vesting conditions must be met either prior to September 13, 2021, or September 13, 2022.

As of September 30, 2020, there was $26.2 million of share-based compensation expense related to unvested performance-based stock option awards not yet recognized, which is expected to be recognized over a weighted average period of 2.5 years.

Term-Based Stock Options

Term-based stock option activity under the 2007 SIP, the 2013 SIP, and the 2018 EIP, for the period was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2019	13,144,937	$29.74	7.8	$501.3
Granted	2,262,708	65.82	—	—
Exercised	(3,033,856)	(20.23)	—	—
Forfeited or expired	(500,715)	(28.60)	—	—
Term-based options outstanding at September 30, 2020	11,873,074	$39.09	8.0	$517.2
Term-based options exercisable at September 30, 2020	3,681,857	$26.98	7.0	$205.0

As of September 30, 2020, there was $95.9 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

RSU activity under the 2013 SIP and the 2018 EIP, for the period was as follows:

Shares
RSUs outstanding at December 31, 2019	819,818
Granted	629,554
Shares issued upon vesting of RSUs	(63,144)
Forfeited or canceled	(17,109)
RSUs outstanding at September 30, 2020	1,369,119
RSUs releasable at September 30, 2020	422,635

During the nine months ended September 30, 2020, 215,441 RSUs vested. As of September 30, 2020, there were 946,484 unvested RSUs outstanding and 422,635 vested RSUs outstanding. RSUs generally vest annually over a one-, three-, or four-year period. As of September 30, 2020, there was $45.4 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 1.8 years.

Performance Stock Units

During the nine months ended September 30, 2020, 145,017 PSUs were granted under the 2018 EIP and 3,464 PSUs were forfeited and cancelled. The vesting conditions for the PSUs are based on the Company’s performance against Cloud revenue and adjusted EBITDA margin goals under the Company’s 2020 Management Incentive Plan (the “2020 MIP”) for the incentive period of January 1, 2020 through December 31, 2020. The maximum incentive vesting of PSUs may not exceed 125% under the 2020 MIP. Both the Cloud revenue and adjusted EBITDA margin goals are calculated based on the Company’s operating results, adjusted for foreign currency and interest rate impacts plus other unique impacts as approved by the Compensation Committee or the Board of Directors. Upon vesting of a PSU, a participant will receive shares of common stock of the Company. The probability of vesting of PSUs will continue to be evaluated throughout the period, and share-based compensation expense will be recognized in accordance with that probability. As of September 30, 2020, there was $10.0 million of share-based compensation expense related to unvested PSUs not yet recognized.

Global Employee Stock Purchase Plan

On November 9, 2018, the Board of Directors approved the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (“GESPP”), and the Company’s stockholders approved the GESPP on May 1, 2019. The GESPP authorizes the issuance of up to 2,500,000 shares of common stock to eligible participants through purchases via payroll deductions. A total of 2,102,709 shares of common stock are available for future issuances under the plan at September 30, 2020. The purchase price is the lower of (i) 85% of the fair market value of a share of common stock on the offering date (the first trading day of the offering period commencing on January 1 and concluding on December 31) or (ii) 85% of the fair market value of a share of common stock on the purchase date. The GESPP shall continue for ten years, unless terminated sooner as provided under the GESPP. During 2020 and subsequent years, quarterly purchase periods commence on January 1, April 1, July 1, and October 1. Shares are purchased on the last trading day of the respective purchase periods.

Our GESPP activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2020	49,802	$42.56
June 30, 2020	42,706	59.52
September 30, 2020	42,719	59.52

10. Revenue

Our Solutions

We categorize our solutions into two categories: Cloud and Bureau offerings.

•

Cloud revenue is generated from solutions that are delivered via two cloud offerings, Dayforce and Powerpay. The Dayforce offering is differentiated from our market competition as being a single application with continuous calculation that offers a comprehensive range of functionality, including global human resource, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Dayforce recurring revenue is primarily generated from monthly recurring fees charged on a per-employee, per-month (“PEPM”) basis and the allocation of investment income generated from holding Dayforce customer funds in trust before funds are remitted to taxing authorities, Dayforce customer employees, or other third parties. Dayforce professional services and other revenue is primarily generated from implementation and post go-live professional services revenue. Other sources of Dayforce revenues include revenue from the sale, rental and maintenance of time clocks; revenue from the sale of third-party services; and billable travel expenses for Dayforce customers. The Powerpay offering is our solution designed primarily for small market Canadian customers, which typically have fewer than 20 employees. Powerpay recurring revenue is primarily generated from recurring fees charged on a per-employee, per-process basis and the allocation of investment income generated from holding Powerpay customer funds in trust before funds are remitted to taxing authorities, Powerpay customer employees, or other third parties. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. Powerpay professional services revenue is primarily generated from the setup of the Powerpay customer on their platform.

•

Bureau revenue is generated primarily from solutions delivered via a service-bureau model. These solutions are delivered via three primary service lines: payroll, payroll-related tax filing services, and outsourced human resource solutions. Revenue from payroll services is generated from recurring fees charged on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis. Our outsourced human resource solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting. We also perform individual services for customers, such as check printing, wage attachment and disbursement, and Affordable Care Act (“ACA”) management. Additional items included in Bureau revenue are fees for custom professional services to Bureau customers; the allocation of investment income generated from holding Bureau customer funds in trust before funds are remitted to taxing authorities, Bureau customer employees, or other third parties; consulting services related to Bureau offerings; revenue from the sale of third party services to Bureau customers; and Excelity revenue.

Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring services	$122.7	$109.4	$369.3	$314.7
Professional services and other	35.1	34.3	108.8	96.3
Total Dayforce revenue	157.8	143.7	478.1	411.0
Powerpay
Recurring services	18.6	21.6	56.6	64.0
Professional services and other	0.3	0.2	0.8	0.8
Total Powerpay revenue	18.9	21.8	57.4	64.8
Total Cloud revenue	176.7	165.5	535.5	475.8
Bureau
Recurring services	26.8	36.4	82.8	125.0
Professional services and other	0.9	0.4	1.4	1.5
Total Bureau revenue	27.7	36.8	84.2	126.5
Total revenue	$204.4	$202.3	$619.7	$602.3

Recurring services revenue includes float revenue of $10.6 million and $18.3 million for the three months ended September 30, 2020, and 2019, respectively, and $41.7 million and $62.9 million for the nine months ended September 30, 2020, and 2019, respectively.

Contract Balances

The Company records a contract asset when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Contract assets were $53.4 million and $43.2 million as of September 30, 2020, and December 31, 2019, respectively. Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Deferred revenue, beginning of period	$25.5	$23.2
New billings	313.2	262.0
Revenue recognized	(312.4)	(258.0)
Effect of exchange rate	(0.2)	—
Deferred revenue, end of period	$26.1	$27.2

Transaction Price for Remaining Performance Obligations

In accordance with ASC Topic 606, the following represents the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied as of the end of the reporting period. As of September 30, 2020, approximately $926.1 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Trust Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2019	$(178.4)	$10.2	$(170.2)	$(338.4)
Other comprehensive income (loss) before income taxes and reclassifications	(14.7)	43.3	—	28.6
Income tax expense	—	(11.6)	(2.7)	(14.3)
Reclassifications to earnings	—	—	9.9	9.9
Other comprehensive (loss) income	(14.7)	31.7	7.2	24.2
Balance as of September 30, 2020	$(193.1)	$41.9	$(163.0)	$(314.2)

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities as adjusted for the expected benefits of utilizing net operating loss carryforwards. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of September 30, 2020, we continue to record a valuation allowance of $12.0 million against deferred tax assets attributable to state net operating loss carryovers.

We recorded an income tax benefit of $5.7 million during the nine months ended September 30, 2020, primarily attributable to tax benefits of $6.8 million for a reduction in the base erosion anti-abuse (“BEAT”) in the U.S., $2.8 million associated with share-based compensation, and a $2.3 million reduction associated with unremitted foreign earnings, partially offset by tax expense of $6.2 million, primarily attributable to $4.8 million in U.S. state taxes.

The total amount of unrecognized tax benefits as of September 30, 2020, and December 31, 2019, were $1.8 million, including $0.3 million of accrued interest, and $1.5 million, including $0.2 million of accrued interest, respectively. Of the total amount of unrecognized tax benefits as of September 30, 2020, $1.8 million represents the amount that, if recognized, would favorably impact our effective income tax rate. It is reasonable to expect that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or financial condition.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

13. Leases

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	September 30, 2020	December 31, 2019
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$5.4	$5.5
Operating lease assets	Prepaid expenses and other current assets	2.2	1.2
Operating lease assets	Right of use lease asset	37.5	32.0
Financing lease assets	Property, plant, and equipment, net	8.2	8.8
Total lease assets		$53.3	$47.5
LIABILITIES
Current
Financing lease liabilities	Current portion of long-term debt	$0.9	$4.0
Operating lease liabilities	Current portion of long-term lease liabilities	10.3	8.8
Noncurrent
Financing lease liabilities	Long-term debt, less current portion	8.5	8.4
Operating lease liabilities	Long-term lease liabilities, less current portion	34.1	30.1
Total lease liabilities		$53.8	$51.3

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease Cost	(Dollars in millions)
Operating lease cost	$2.4	$4.2	$7.0	$12.6
Financing lease cost:
Depreciation of lease assets	0.2	—	0.6	—
Interest on lease liabilities	0.1	—	0.3	—
Sublease income	(1.1)	(1.0)	(3.2)	(3.3)
Total lease cost, net	$1.6	$3.2	$4.7	$9.3

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

Unrecovered Duplicate Payments

We identified an isolated service incident on September 26, 2019, that resulted in duplicate payments for certain of our U.S. payroll customers totaling $18.8 million. During the year ended December 31, 2019, we recorded a loss of $11.2 million for the amount unrecovered, within selling, general, and administrative expense in our consolidated statement of operations. Our recovery efforts continued through the second quarter of 2020, resulting in collections of $0.4 million during the nine months ended September 30, 2020, which was recognized as a reduction to selling, general, and administrative expense. We are no longer pursuing collection efforts of the remaining amount unrecovered.

15. Related Party Transactions

We provide services to FleetCor Technologies Inc. (“FleetCor Technologies”) a related party due to a shared board member, through certain commercial arrangements entered into in the ordinary course of business, which include provision of Dayforce services and other administrative services. For these services, we have recorded revenue of $0.2 million for the three months ended September 30, 2020, and 2019, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2020, and 2019 respectively.

We are party to a service agreement with The Dun and Bradstreet Corporation (“Dun and Bradstreet”), a related party due to certain shared board members. Pursuant to the service agreement, we made payments to Dun and Bradstreet totaling $0.4 million for the nine months ended September 30, 2020.

We provide Dayforce and related services to The Stronach Group, for which we recorded revenue of $0.1 million and $0.2 million for the nine months ended September 30, 2020, and 2019, respectively. The brother of our chief executive officer is the chief executive officer, and is currently a minority shareholder, of The Stronach Group.

We provide payroll-related tax filings services to Fidelity National Financial, Inc., a related party until August 2019 due to certain shared board members, for which we recorded revenue of $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

We provide Dayforce and related services to certain investment portfolio companies of THL Managers VI, LLC and Cannae Holdings, Inc., which are considered related parties due to certain shared board members. Revenue from these related parties was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
American Blue Ribbon Holdings, LLC	$0.4	$0.5	$1.2	$1.4
Essex Technology Group, LLC	0.1	0.2	0.4	0.4
Guaranteed Rate, Inc.	0.3	0.2	0.6	0.7
HighTower Advisors	0.1	0.1	0.1	0.1
Ten-X, LLC	0.1	0.1	0.2	0.3
Philips Feed Services	0.1	0.1	0.2	0.2

16. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method. The basic and diluted net income (loss) per share computations were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except share and per share data)
Numerator:
Net (loss) income	$(0.8)	$62.7	$13.3	$80.2

Denominator:
Weighted-average shares outstanding - basic	147,141,403	142,780,819	145,798,169	141,369,339
Effect of dilutive equity instruments	—	6,372,408	6,307,550	6,910,604
Weighted-average shares outstanding - diluted	147,141,403	149,153,227	152,105,719	148,279,943

Net (loss) income per share - basic	$(0.01)	$0.44	$0.09	$0.57
Net (loss) income per share - diluted	$(0.01)	$0.42	$0.09	$0.54

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Performance-based stock options	—	—	—	—
Term-based stock options	7,430,543	4,185,519	1,213,832	3,099,587
Restricted stock units	767,683	11,957	15,502	12,821
Performance stock units	385,240	—	—	—

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

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to 4,704 live Dayforce customers as of September 30, 2020. For the three and nine months ended September 30, 2020, we added 101 and 341 net new live Dayforce customers, respectively.

Our Business Model

Our business model focuses on supporting the rapid growth of Dayforce and maximizing the lifetime value of our Dayforce customer relationships. Due to our subscription model, where we recognize subscription revenues ratably over the term of the subscription period, and high customer retention rates, we have historically had a high level of visibility into our future revenues. The profitability of a customer depends, in large part, on how long they have been a customer. Because in our current business model, PEPM subscription fees are not charged until the customer goes live, and because we incur costs in advance of receiving PEPM revenue that are not offset by our implementation fees, we estimate that it takes approximately two years before we are able to recover our implementation, customer acquisition, and other direct costs on a new Dayforce customer contract.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of coronavirus (COVID-19) to be a pandemic. The global spread of the COVID-19 pandemic has created significant global volatility, uncertainty, and economic disruption. We have experienced and may continue to experience curtailed customer demand, primarily as a result of declining employment levels at our customers in certain sectors, such as retail and hospitality, as well as lower customer utilization of professional services and customer delays in implementation services, due to the effects of the COVID-19 pandemic. Additionally, the federal funds rate cuts by the U.S. Federal Reserve and the overnight rate target by the Bank of Canada have had and will continue to have negative effects on our float revenue.  The broader implications of the pandemic on our results of operations and overall financial performance remain uncertain. Please refer to the Results of Operations section below for further discussion of the financial impacts of the COVID-19 pandemic during the three and nine months ended September 30, 2020. Please refer to Part II, Item 1A Risk Factors for further discussion of the potential impact of the pandemic on our business.

How We Assess Our Performance

In assessing our performance, we consider a variety of performance indicators in addition to revenue and net income. Set forth below is a description of our key performance measures.

Live Dayforce Customers

We use the number of customers live on Dayforce as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We had 4,704 customers live on Dayforce as of September 30, 2020, compared to 4,169 customers live on Dayforce as of September 30, 2019.

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

Adjusted EBITDA and Adjusted EBITDA margin

We believe that Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude gain (loss) on assets and liabilities held in a foreign currency other than the functional currency of a company subsidiary, share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, and certain other non-recurring charges. Adjusted EBITDA margin is determined by calculating the percentage that Adjusted EBITDA is of total revenue. Management believes that Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the normal course of our business operations. Please refer to the “Results of Operations” section below for a discussion of Adjusted EBITDA and Adjusted EBITDA margin.

Results of Operations

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019

	Three Months Ended
	September 30,		Increase/ (Decrease)		% of Revenue
	2020	2019	Amount	%	2020	2019
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$141.3	$131.0	$10.3	7.9%	69.1%	64.8%
Bureau	26.8	36.4	(9.6)	(26.4)%	13.1%	18.0%
Total recurring services	168.1	167.4	0.7	0.4%	82.2%	82.7%
Professional services and other	36.3	34.9	1.4	4.0%	17.8%	17.3%
Total revenue	204.4	202.3	2.1	1.0%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	41.8	39.0	2.8	7.2%	20.5%	19.3%
Bureau	12.5	10.4	2.1	20.2%	6.1%	5.1%
Total recurring services	54.3	49.4	4.9	9.9%	26.6%	24.4%
Professional services and other	40.2	37.6	2.6	6.9%	19.7%	18.6%
Product development and management	22.9	17.5	5.4	30.9%	11.2%	8.7%
Depreciation and amortization	10.3	9.0	1.3	14.4%	5.0%	4.4%
Total cost of revenue	127.7	113.5	14.2	12.5%	62.5%	56.1%
Gross profit	76.7	88.8	(12.1)	(13.6)%	37.5%	43.9%
Selling, general, and administrative	77.3	82.3	(5.0)	(6.1)%	37.8%	40.7%
Operating (loss) profit	(0.6)	6.5	(7.1)	(109.2)%	(0.3)%	3.2%
Interest expense, net	5.9	7.8	(1.9)	(24.4)%	2.9%	3.9%
Other (income) expense, net	(0.2)	1.6	(1.8)	(112.5)%	(0.1)%	0.8%
Loss before income taxes	(6.3)	(2.9)	(3.4)	(117.2)%	(3.1)%	(1.4)%
Income tax benefit	(5.5)	(65.6)	60.1	91.6%	(2.7)%	(32.4)%
Net (loss) income	$(0.8)	$62.7	$(63.5)	(101.3)%	(0.4)%	31.0%
Adjusted EBITDA (a)	$33.2	$46.4	$(13.2)	(28.4)%	16.2%	22.9%
Adjusted EBITDA margin (a)	16.2%	22.9%	(6.7)%	(29.3)%

(a)	Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

Revenue. The following table sets forth certain information regarding our revenues for the three months ended September 30, 2020, compared with the three months ended September 30, 2019.

	Three Months Ended September 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2020	2019	2020 vs. 2019		2020 vs. 2019
	(Dollars in millions)
Revenue:
Dayforce recurring services, excluding float	$115.1	$97.6	17.9%	(—)%	17.9%
Dayforce float	7.6	11.8	(35.6)%	(—)%	(35.6)%
Total Dayforce recurring services	122.7	109.4	12.2%	(—)%	12.2%
Powerpay recurring services, excluding float	16.7	18.6	(10.2)%	(0.5)%	(9.7)%
Powerpay float	1.9	3.0	(36.7)%	(—)%	(36.7)%
Total Powerpay recurring services	18.6	21.6	(13.9)%	(0.5)%	(13.4)%
Total Cloud recurring services	141.3	131.0	7.9%	(—)%	7.9%
Dayforce professional services and other	35.1	34.3	2.3%	(—)%	2.3%
Powerpay professional services and other	0.3	0.2	50.0%	(—)%	50.0%
Total Cloud professional services and other	35.4	34.5	2.6%	(—)%	2.6%
Total Cloud revenue	176.7	165.5	6.8%	(—)%	6.8%
Bureau recurring services, excluding float	25.7	32.9	(21.9)%	(—)%	(21.9)%
Bureau float	1.1	3.5	(68.6)%	(—)%	(68.6)%
Total Bureau recurring services	26.8	36.4	(26.4)%	(—)%	(26.4)%
Bureau professional services and other	0.9	0.4	125.0%	(—)%	125.0%
Total Bureau revenue	27.7	36.8	(24.7)%	(—)%	(24.7)%
Total revenue	$204.4	$202.3	1.0%	(0.1)%	1.1%

Dayforce	$157.8	$143.7	9.8%	(—)%	9.8%
Powerpay	18.9	21.8	(13.3)%	(0.5)%	(12.8)%
Total Cloud revenue	$176.7	$165.5	6.8%	(—)%	6.8%

Dayforce, excluding float	$150.2	$131.9	13.9%	(—)%	13.9%
Powerpay, excluding float	17.0	18.8	(9.6)%	(0.6)%	(9.0)%
Cloud revenue, excluding float	167.2	150.7	10.9%	(0.1)%	11.0%
Cloud float	9.5	14.8	(35.8)%	(—)%	(35.8)%
Total Cloud revenue	$176.7	$165.5	6.8%	(—)%	6.8%

(a)	We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period.

Total revenue increased $2.1 million, or 1.0%, to $204.4 million for the three months ended September 30, 2020, compared to $202.3 million for the three months ended September 30, 2019. This increase was primarily attributable to an increase in Cloud revenue of $11.2 million, or 6.8%, from $165.5 million for the three months ended September 30, 2019, to $176.7 million for the three months ended September 30, 2020. The increase in Cloud revenue was partially offset by a decline in Bureau revenue of $9.1 million, or 24.7%. The Cloud revenue increase was driven by an increase of $10.3 million, or 7.9%, in Cloud recurring services revenue, and $0.9 million, or 2.6%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $10.3 million was due to $10.5 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses and $5.1 million from the migration of Bureau customers, partially offset by a $5.3 million decline in float revenue related to Cloud recurring services revenue.

The COVID-19 pandemic has had an adverse impact on our revenue streams during the three months ended September 30, 2020, primarily in the form of lower employment levels at our customers, lower float revenue resulting from reductions in the U.S. Federal Reserve federal funds rate and the Bank of Canada overnight rate target, lower average float balances for our customer trust funds, lower demand for professional services, and customer delays in implementation services, among other effects. We estimate the impact of lower employment levels at our customers was an approximately $10 million decline to our revenue for the three months ended September 30, 2020, of which approximately $8 million was related to Dayforce and approximately $2 million was related to Powerpay. In addition, we estimate the impact to float revenue was approximately $6 million for the three months ended September 30, 2020. Of the approximately $6 million impact on float revenue, approximately $4 million was due to rate reductions during the first quarter of 2020, and approximately $2 million was due to lower average float balances for our customer trust funds.

Cloud revenue was $176.7 million for the three months ended September 30, 2020, an increase of $11.2 million, or 6.8%, compared to the three months ended September 30, 2019. Dayforce revenue increased 9.8%, and Powerpay revenue declined 13.3% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Powerpay is designed primarily for small market Canadian customers, which typically have fewer than 20 employees, and these customers have been more adversely affected by the COVID-19 pandemic than larger Dayforce customers. Our new business sales to Dayforce and Powerpay customers comprised approximately 54% of our increase in Cloud revenue for the three months ended September 30, 2020, and approximately 46% consisted of customer migrations to Dayforce from our Bureau solutions. The percentage of new business sales compared to customer migrations was adversely affected by the impact of the COVID-19 pandemic on our revenues, as our new business sales to Dayforce and Powerpay customers comprised approximately 85% of our increase in Cloud revenue for the three months ended September 30, 2019, and approximately 15% consisted of customer migrations to Dayforce from our Bureau solutions.

The decrease of new business sales from the comparable period, which comprised approximately 85% of our increase in Cloud revenue, was due to the adverse effect of the COVID-19 pandemic on our revenues. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers, driven by increased product density on the Dayforce platform.

Bureau revenue declined $9.1 million, or 24.7%, for the three months ended September 30, 2020, which included approximately $7 million of Excelity revenue. Of the $9.1 million decline, approximately 56% was attributable to customer migrations to Dayforce. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $4.0 million, or 10.9%, primarily attributable to a reduction of employment levels and float revenue due to the COVID-19 pandemic.

Excluding float revenue and on a constant currency basis, total revenue grew 5.4%, reflecting an 11.0% increase in Cloud revenue, partially offset by a 20.1% decline in Bureau revenue. Excluding float revenue and on a constant currency basis, Cloud revenue growth reflected a 13.5% increase in Cloud recurring services revenue and a 2.6% increase in Cloud professional services and other revenue. Excluding float revenue and on a constant currency basis, Dayforce revenue increased 13.9%, reflecting a 17.9% increase in Dayforce recurring service revenue and a 2.3% increase in Dayforce professional services and other revenue. Excluding float revenue and on a constant currency basis, Powerpay revenue declined 9.0%.

Float revenue included in recurring services revenue was $10.6 million and $18.3 million for the three months ended September 30, 2020, and 2019, respectively. Float revenue allocated to Cloud revenue was $9.5 million and $14.8 million, respectively, for the three months ended September 30, 2020, and 2019, respectively. The average float balance for our customer trust funds for the three months ended September 30, 2020, was $2,745.1 million, compared to $3,117.5 million for the three months ended September 30, 2019. On a constant currency basis, the average float balance for our customer trust funds for the three months ended September 30, 2020, declined 11.6% compared to the three months ended September 30, 2019. This decline was primarily attributable to lower payroll balances and associated tax payments as a result of the COVID-19 pandemic impact to employment levels at our customers. The average yield was 1.52% during the three months ended September 30, 2020, a decline of 81 basis points compared to the average yield during the three months ended September 30, 2019, primarily due to reductions in the U.S. Federal Reserve federal funds rate and the Bank of Canada overnight rate target. For the three months ended September 30, 2020 and 2019, approximately 39% of our average float balance consisted of Canadian customer trust funds. Based on current market conditions, portfolio composition and investment practices, a 100 basis point change in market investment rates would result in approximately $17 million of change in float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with changes in float revenue.

Cost of revenue. Total cost of revenue for the three months ended September 30, 2020, was $127.7 million, an increase of $14.2 million, or 12.5%, compared to the three months ended September 30, 2019. Recurring services cost of revenue for the three months ended September 30, 2020, increased $4.9 million, or 9.9%, compared with the three months ended September 30, 2019, primarily due to additional costs related to global expansion, including Excelity which is classified as a Bureau solution, and costs to support the growing Dayforce customer base. Professional services and other cost of revenue increased $2.6 million, or 6.9%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to additional costs incurred to take new customers live.

Product development and management expense increased $5.4 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Excluding the impact of share-based compensation and related employer taxes, and severance expense; product development and management expense would have increased by $2.7 million.  This adjusted increase reflects additional personnel costs and Dayforce product development efforts that are not eligible for capitalization. For the three months ended September 30, 2020, and 2019, our investment in software development was $19.7 million and $17.4 million, respectively, consisting of $9.4 million and $8.7 million, of research and development expense, which is included within product development and management expense, and $10.3 million and $8.7 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $1.3 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, as we continue to capitalize Dayforce related and other development costs and subsequently to amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended September 30,
	2020	2019
Total gross margin	37.5%	43.9%
Gross margin by solution:
Cloud recurring services	70.4%	70.2%
Bureau recurring services	53.4%	71.4%
Professional services and other	(10.7)%	(7.7)%

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

Total gross margin for the three months ended September 30, 2020, declined 6.4% compared to total gross margin for the three months ended September 30, 2019, and gross profit declined by $12.1 million, or 13.6%. The $12.1 million decline in gross profit was primarily attributable to the $7.7 million decline in float revenue for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

Cloud recurring services gross margin was 70.4% for the three months ended September 30, 2020, compared to 70.2% for the three months ended September 30, 2019. Excluding float revenue, Cloud recurring services gross margin was 68.3% for the three months ended September 30, 2020, compared to 66.4% for the three months ended September 30, 2019. The increase in Cloud recurring services gross margin, excluding float revenue, reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 68% as of September 30, 2019, to 74% as of September 30, 2020, and was also attributable to consistent configuration that has enabled us to continue to realize economies of scale in hosting and customer support. Bureau recurring services gross margin declined from 71.4% for the three months ended September 30, 2019, to 53.4% for the three months ended September 30, 2020, primarily due to lower Bureau recurring revenue, including lower high margin float revenue, as well as the acquisition of Excelity, which is classified as Bureau currently. Professional services and other gross margin was (10.7)% for the three months ended September 30, 2020, compared to (7.7)% for the three months ended September 30, 2019, reflecting additional costs incurred to take new customers live and lower utilization during the COVID-19 pandemic.

Selling, general, and administrative expense. Selling, general, and administrative expense was reduced by $5.0 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, and certain other non-recurring charges; selling, general, and administrative expenses would have increased by $4.1 million. This adjusted increase reflects an increase of $3.4 million in sales and marketing expense, primarily employee-related costs, and $0.7 million in general and administrative expense, primarily customer list amortization expense. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Interest expense, net. Interest expense, net was $5.9 million and $7.8 million for the three months ended September 30, 2020, and 2019, respectively, which was primarily due to a reduction in our term debt interest rate and a reduction in LIBOR rates generally, partially offset by increased debt outstanding under our revolving credit facility. A 100 basis point change in LIBOR rates would result in an approximately $10 million change in our interest expense, net over the ensuing twelve-month period.

Other (income) expense, net. For the three months ended September 30, 2020, and 2019, we realized other income, net of $0.2 million and incurred other expense, net of $1.6 million, respectively. Other income, net was comprised of foreign currency translation gain, partially offset by net periodic pension expense for the three months ended September 30, 2020.  For the three months ended September 30, 2019, other expense, net was primarily comprised of net periodic pension expense.

Income tax benefit. For the three months ended September 30, 2020, and 2019, we recorded income tax benefit of $5.5 million and $65.6 million, respectively. The $60.1 million reduction in income tax benefit was primarily due to the $65.8 million tax benefit from the release of valuation allowance recognized during the three months ended September 30, 2019, that was not repeated during the three months ended September 31, 2020, and other increases of $0.6 million, partially offset by a $6.3 million reduction attributable to lower base erosion anti-abuse tax (“BEAT”) in the U.S.

Net (loss) income. We realized net loss of $0.8 million for the three months ended September 30, 2020, compared to net income of $62.7 million for the three months ended September 30, 2019, which included a one-time $65.8 million tax benefit.

Adjusted EBITDA. Adjusted EBITDA declined by $13.2 million to $33.2 million, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, and Adjusted EBITDA margin was 16.2% for the three months ended September 30, 2020, compared with Adjusted EBITDA margin of 22.9% for the three months ended September 30, 2019. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		Increase/ (Decrease)		% of Revenue
	2020	2019	Amount	%	2020	2019
	(Dollars in millions)
Revenue:
Recurring services
Cloud	$425.9	$378.7	$47.2	12.5%	68.7%	62.9%
Bureau	82.8	125.0	(42.2)	(33.8)%	13.4%	20.8%
Total recurring services	508.7	503.7	5.0	1.0%	82.1%	83.6%
Professional services and other	111.0	98.6	12.4	12.6%	17.9%	16.4%
Total revenue	619.7	602.3	17.4	2.9%	100.0%	100.0%
Cost of revenue:
Recurring services
Cloud	122.2	114.0	8.2	7.2%	19.7%	18.9%
Bureau	33.6	35.0	(1.4)	(4.0)%	5.4%	5.8%
Total recurring services	155.8	149.0	6.8	4.6%	25.1%	24.7%
Professional services and other	120.7	107.1	13.6	12.7%	19.5%	17.8%
Product development and management	57.5	49.1	8.4	17.1%	9.3%	8.2%
Depreciation and amortization	29.9	26.7	3.2	12.0%	4.8%	4.4%
Total cost of revenue	363.9	331.9	32.0	9.6%	58.7%	55.1%
Gross profit	255.8	270.4	(14.6)	(5.4)%	41.3%	44.9%
Selling, general, and administrative	226.1	217.8	8.3	3.8%	36.5%	36.2%
Operating profit	29.7	52.6	(22.9)	(43.5)%	4.8%	8.7%
Interest expense, net	19.4	25.2	(5.8)	(23.0)%	3.1%	4.2%
Other expense, net	2.7	4.7	(2.0)	(42.6)%	0.4%	0.8%
Income before income taxes	7.6	22.7	(15.1)	(66.5)%	1.2%	3.8%
Income tax benefit	(5.7)	(57.5)	51.8	(90.1)%	(0.9)%	(9.5)%
Net income	$13.3	$80.2	$(66.9)	(83.4)%	2.1%	13.3%
Adjusted EBITDA (a)	$125.9	$140.2	$(14.3)	(10.2)%	20.3%	23.3%
Adjusted EBITDA margin (a)	20.3%	23.3%	(3.0)%	(12.8)%

(a)	Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA, a non-GAAP financial measure.

Revenue. The following table sets forth certain information regarding our revenues for the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019.

	Nine Months Ended September 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2020	2019	2020 vs. 2019		2020 vs. 2019
	(Dollars in millions)
Revenue:
Dayforce recurring services, excluding float	$339.3	$274.6	23.6%	(0.3)%	23.9%
Dayforce float	30.0	40.1	(25.2)%	(0.3)%	(24.9)%
Total Dayforce recurring services	369.3	314.7	17.3%	(0.4)%	17.7%
Powerpay recurring services, excluding float	50.1	54.9	(8.7)%	(0.9)%	(7.8)%
Powerpay float	6.5	9.1	(28.6)%	(1.1)%	(27.5)%
Total Powerpay recurring services	56.6	64.0	(11.6)%	(1.0)%	(10.6)%
Total Cloud recurring services	425.9	378.7	12.5%	(0.4)%	12.9%
Dayforce professional services and other	108.8	96.3	13.0%	(0.4)%	13.4%
Powerpay professional services and other	0.8	0.8	(—)%	(—)%	(—)%
Total Cloud professional services and other	109.6	97.1	12.9%	(0.4)%	13.3%
Total Cloud revenue	535.5	475.8	12.5%	(0.5)%	13.0%
Bureau recurring services, excluding float	77.6	111.3	(30.3)%	(0.3)%	(30.0)%
Bureau float	5.2	13.7	(62.0)%	(0.7)%	(61.3)%
Total Bureau recurring services	82.8	125.0	(33.8)%	(0.4)%	(33.4)%
Bureau professional services and other	1.4	1.5	(6.7)%	(—)%	(6.7)%
Total Bureau revenue	84.2	126.5	(33.4)%	(0.3)%	(33.1)%
Total revenue	$619.7	$602.3	2.9%	(0.4)%	3.3%

Dayforce	$478.1	$411.0	16.3%	(0.4)%	16.7%
Powerpay	57.4	64.8	(11.4)%	(0.9)%	(10.5)%
Total Cloud revenue	$535.5	$475.8	12.5%	(0.5)%	13.0%

Dayforce, excluding float	$448.1	$370.9	20.8%	(0.4)%	21.2%
Powerpay, excluding float	50.9	55.7	(8.6)%	(0.9)%	(7.7)%
Cloud revenue, excluding float	499.0	426.6	17.0%	(0.4)%	17.4%
Cloud float	36.5	49.2	(25.8)%	(0.4)%	(25.4)%
Total Cloud revenue	$535.5	$475.8	12.5%	(0.5)%	13.0%

(a)	Please refer to “Non-GAAP Measures” section for additional information on our constant currency revenue, a non-GAAP financial measure.

Total revenue increased $17.4 million, or 2.9%, to $619.7 million for the nine months ended September 30, 2020, compared to $602.3 million for the nine months ended September 30, 2019. This increase was primarily attributable to an increase in Cloud revenue of $59.7 million, or 12.5%, from $475.8 million for the nine months ended September 30, 2019, to $535.5 million for the nine months ended September 30, 2020. The Cloud revenue increase was driven by an increase of $47.2 million, or 12.5%, in Cloud recurring services revenue, and $12.5 million, or 12.9%, in Cloud professional services and other revenue. The increase in Cloud recurring services revenue of $47.2 million was due to $43.2 million from new customers, add-ons, and revenue uplift from migrations of Bureau customers, net of customer losses and $16.7 million from the migration of Bureau customers, partially offset by a decline of $12.7 million from float revenue related to Cloud recurring services revenue.

The COVID-19 pandemic has had an adverse impact on our revenue streams during the nine months ended September 30, 2020, primarily in the form of lower employment levels at our customers, lower float revenue resulting from reductions in the U.S. Federal Reserve federal funds rate and the Bank of Canada overnight rate target, lower average float balances for our customer trust funds, lower demand for professional services, and customer delays in implementation services, among other effects. We estimate the impact of lower employment levels at our customers was an approximately $18 million decline to our revenue for the nine months ended September 30, 2020, of which approximately $13 million was related to Dayforce and approximately $5 million was related to Powerpay. In addition, we estimate the impact to float revenue was approximately $14 million for the nine months ended September 30, 2020. Of the approximately $14 million impact on float revenue, approximately $9 million was due to rate reductions during the first quarter of 2020, and approximately $5 million was due to lower average float balances for our customer trust funds.
Cloud revenue was $535.5 million for the nine months ended September 30, 2020, an increase of $59.7 million, or 12.5%, compared to the nine months ended September 30, 2019. Dayforce revenue increased 16.3%, and Powerpay revenue declined 11.4% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. On a constant currency basis, Dayforce revenue increased 16.7%, and Powerpay revenue declined 10.5% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Powerpay is designed primarily for small market Canadian customers, which typically have fewer than 20 employees, and these customers have been more adversely affected by the COVID-19 pandemic than larger Dayforce customers.  Our new business sales to Dayforce and Powerpay customers comprised approximately 72% of our increase in Cloud revenue for the nine months ended September 30, 2020, and approximately 28% consisted primarily of customer migrations to Dayforce from our Bureau solutions. As we migrate our Bureau customers to Dayforce, we typically experience a revenue increase from such customers driven by increased product density on the Dayforce platform.

Bureau revenue declined $42.3 million, or 33.4% for the nine months ended September 30, 2020. Of the $42.3 million decline, approximately 40% was attributable to customer migrations to Dayforce. Excluding the impact of migrations to Dayforce, Bureau revenue declined by $25.6 million, or 20.2%.

Excluding float revenue and on a constant currency basis, total revenue grew 7.6%, reflecting a 17.4% increase in Cloud revenue, partially offset by a 29.7% decline in Bureau revenue. Excluding float revenue and on a constant currency basis, Cloud revenue growth reflected a 18.6% increase in Cloud recurring services revenue and a 13.3% increase in Cloud professional services and other revenue. Excluding float revenue and on a constant currency basis, Dayforce revenue increased 21.2%, reflecting a 23.9% increase in Dayforce recurring service revenue and a 13.4% increase in Dayforce professional services and other revenue. Excluding float revenue and on a constant currency basis, Powerpay revenue declined 7.7%.

Float revenue included in recurring services revenue was $41.7 million and $62.9 million for the nine months ended September 30, 2020, and 2019, respectively. Float revenue allocated to Cloud revenue was $36.5 million and $49.2 million for the nine months ended September 30, 2020, and 2019, respectively. The average float balance for our customer trust funds for the nine months ended September 30, 2020, was $3,269.7 million, compared to $3,524.9 million for the nine months ended September 30, 2019. On a constant currency basis, the average float balance for our customer trust funds declined 6.8% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The average yield was 1.70% during the nine months ended September 30, 2020, a decline of 69 basis points compared to the average yield in the nine months ended September 30, 2019. For the nine months ended September 30, 2020, approximately 34% of our average float balance consisted of Canadian customer trust funds, compared to approximately 36% for the nine months ended September 30, 2019. Based on current market conditions, portfolio composition and investment practices, a 100 basis point change in market investment rates would result in approximately $17 million of change in float revenue over the ensuing twelve month period.

Cost of revenue. Total cost of revenue for the nine months ended September 30, 2020, was $363.9 million, an increase of $32.0 million, or 9.6%, compared to the nine months ended September 30, 2019. Recurring services cost of revenue increased $6.8 million, or 4.6% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to additional costs related to global expansion, including Excelity, which is classified as a Bureau solution, and costs to support the growing Dayforce customer base. The increase in cost of revenue for professional services and other of $13.6 million, or 12.7% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to additional costs incurred to implement new customers.

Product development and management expense increased $8.4 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Excluding the impact of share-based compensation and related employer taxes, and severance expense; product development and management expense would have increased by $4.3 million.  This adjusted increase reflects additional personnel costs and Dayforce product development efforts, including costs to build out the Dayforce Wallet and our international offerings that are not eligible for capitalization. For the nine months ended September 30, 2020, and 2019, our investment in software development was $53.9 million and $48.1 million, respectively, consisting of $25.1 million and $24.6 million, of research and development expense, which is included within product development and management expense, and $28.8 million and $23.5 million in capitalized software development, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $3.2 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

Gross profit. The table below presents total gross margin and solution gross margins for the periods presented:

	Nine Months Ended September 30,
	2020	2019

Total gross margin	41.3%	44.9%
Gross margin by solution:
Cloud recurring services	71.3%	69.9%
Bureau recurring services	59.4%	72.0%
Professional services and other	(8.7)%	(8.6)%

Total gross margin for the nine months ended September 30, 2020, declined 3.6% compared to total gross margin for the nine months ended September 30, 2019, and gross profit declined $14.6 million.

Cloud recurring services gross margin was 71.3% for the nine months ended September 30, 2020, compared to 69.9% for the nine months ended September 30, 2019. Excluding float revenue, Cloud recurring service gross margin was 68.6% for the nine months ended September 30, 2020, compared to 65.4% for the nine months ended September 30, 2019. The increase in Cloud recurring services gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 68% as of September 30, 2019, to 74% as of September 30, 2020, and was also attributable to consistent configuration that has enabled us to realize economies of scale in customer support and hosting costs. Bureau recurring services gross margin declined from 72.0% for the nine months ended September 30, 2019, to 59.4% for the nine months ended September 30, 2020, primarily due to lower Bureau recurring revenue, including high margin float revenue. Professional services and other gross margin was (8.7)% for the nine months ended September 30, 2020, compared to (8.6)% for the nine months ended September 30, 2019.

Selling, general, and administrative expense. Selling, general, and administrative expense increased by $8.3 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, and certain other non-recurring charges; selling, general, and administrative expenses would have increased by $2.8 million. This adjusted increase of $2.8 million reflects an increase of $8.7 million in sales and marketing, primarily personnel costs, partially offset by a $5.9 million reduction in general and administrative expense, primarily customer list amortization expense. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Interest expense. Interest expense was $19.4 million for the nine months ended September 30, 2020, compared to $25.2 million for the nine months ended September 30, 2019, which was primarily due to a reduction in our term debt interest rate and a reduction in LIBOR rates generally, partially offset by increased debt outstanding under our revolving credit facility. A 100 basis point change in LIBOR rates would result in an approximately $10 million change in our interest expense over the ensuing twelve-month period.

Other expense, net. For the nine months ended September 30, 2020 and 2019, other expense, net of $2.7 million and $4.7 million, respectively, was comprised of net periodic pension expense and foreign currency translation loss.

Income tax benefit. For the nine months ended September 30, 2020, and 2019, we recorded income tax benefit of $5.7 million and $57.5 million, respectively. The $51.8 million reduction in tax benefit was primarily due to the $65.8 million tax benefit from the release of the valuation allowance recognized during the nine months ended September 30, 2019, that was not repeated during the nine months ended September 30, 2020, partially offset by a $12.3 million reduction attributable to lower base erosion anti-abuse tax (“BEAT”) in the U.S., and a $1.8 million reduction attributable to unremitted foreign earnings.

Net income. Net income was $13.3 million for the nine months ended September 30, 2020, compared to $80.2 million for the nine months ended September 30, 2019, which included a one-time $65.8 million tax benefit.

Adjusted EBITDA. Adjusted EBITDA declined by $14.3 million to $125.9 million, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, and Adjusted EBITDA margin was 20.3% for the nine months ended September 30, 2020, compared with 23.3% for the nine months ended September 30, 2019. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, borrowings under our credit facilities, and proceeds from equity offerings. As of September 30, 2020, we had cash and equivalents of $554.6 million. On April 2, 2020, in light of the current uncertainty in the global capital markets resulting from the COVID-19 pandemic, Ceridian elected to borrow $295.0 million under the 2018 Revolving Credit Facility as a precautionary measure to increase our cash position and to preserve financial flexibility. Our total debt balance was $970.8 million as of September 30, 2020.

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

We believe that our cash flow from operations, available cash and equivalents, and remaining availability under our revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and to fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.

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

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities, excluding customer trust funds	$36.1	$43.4
Net cash used in investing activities, excluding customer trust funds	(114.8)	(67.8)
Net cash provided by financing activities, excluding customer trust funds	357.3	71.6
Effect of exchange rate changes on cash and equivalents	(5.3)	5.9
Net increase in cash and equivalents	273.3	53.1
Cash and equivalents at beginning of period	281.3	217.8
Cash and equivalents at end of period	554.6	270.9

Net customer trust funds restricted cash provided by (used in) operating activities	11.2	(18.8)
Net customer trust funds restricted cash provided by (used in) investing activities	291.1	(57.0)
Net customer trust funds restricted cash used in financing activities	(601.4)	(54.5)
Effect of exchange rate changes on restricted cash and equivalents	(2.6)	1.3
Net decrease in restricted cash and equivalents	(301.7)	(129.0)
Restricted cash and equivalents included in customer trust funds at beginning of period	1,377.3	888.5
Restricted cash and equivalents included in customer trust funds at end of period	1,075.6	759.5

Net decrease in cash, restricted cash, and equivalents	(28.4)	(75.9)
Cash, restricted cash, and equivalents at beginning of period	1,658.6	1,106.3
Cash, restricted cash, and equivalents at end of period	$1,630.2	$1,030.4

Operating Activities

Net cash provided by operating activities, excluding customer trust fund activity, was $36.1 million during the nine months ended September 30, 2020, primarily attributable to net income of $13.3 million and the net impact of adjustments for certain non-cash items of $87.2 million, including $46.3 million of non-cash share-based compensation expense and $36.9 million of depreciation and amortization. These items were partially offset by net working capital reductions of $64.4 million, which included a $20.1 million net change in other assets and liabilities primarily due to deferred commissions and contract assets, a $12.0 million reduction in accounts payable and other current assets due to timing of payments, an $8.7 million reduction of accrued taxes, primarily due to cash tax payments partially offset by additional provision accruals, and an $8.0 million increase in prepaid expenses and other current assets, primarily due to payments for annual maintenance contracts. Included within net cash flows provided by operating activities for the nine months ended September 30, 2020, was $20.5 million in cash interest payments on our long-term debt and $1.9 million in cash tax payments, net of refunds.

Net cash provided by operating activities, excluding customer trust fund activity was $43.4 million during the nine months ended September 30, 2019, primarily attributable to net income of $80.2 million and the net impact of adjustments for certain non-cash items of $6.0, including $75.9 million of deferred income tax benefit, offset by $43.9 million of depreciation and amortization and $26.0 million of non-cash share-based compensation expense, partially offset by net working capital reductions of $37.3 million, which included reductions of $18.5 million in liabilities for employee compensation and benefits, primarily due to payments of accrued incentive compensation and pension contributions; $10.4 million for accrued taxes, primarily due to cash tax payments partially offset by additional provision accruals; and increases in assets of $10.1 million for prepaid expenses and other current assets, primarily due to payments for annual maintenance contracts. Included within net cash flows provided by operating activities for the nine months ended September 30, 2019, was $28.9 million in cash tax payments, $28.9 million in cash interest payments on our long-term debt, and $18.0 million in pension contributions.

Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities, excluding customer trust fund activity, was $114.8 million, related to acquisition costs, net of cash acquired of $70.6 million and capital expenditures of $44.2 million. Our capital expenditures included $30.6 million for software and technology and $13.6 million for property and equipment.

During the nine months ended September 30, 2019, net cash used in investing activities, excluding customer trust fund activity, was $67.8 million, related to capital expenditures of $38.4 million and acquisition costs, net of cash acquired of $29.4 million. Our capital expenditures included $27.6 million for software and technology and $10.8 million for property and equipment.

Financing Activities

Net cash provided by financing activities, excluding the change in customer trust fund obligations, was $357.3 million during the nine months ended September 30, 2020. This cash inflow is primarily attributable to proceeds from a draw on the 2018 Revolving Credit Facility of $295.0 million and proceeds from the issuance of common stock upon exercise of stock options of $70.2 million, partially offset by payments on our long-term debt obligations of $7.9 million. The payments on our long-term debt obligations included $5.1 million in principal payments towards our 2018 Term Loan and $2.8 million in payments towards our financing lease obligations.

Net cash provided by financing activities, excluding the change in customer trust fund obligations, was $71.6 million during the nine months ended September 30, 2019. This cash inflow is primarily attributable to proceeds from the issuance of common stock upon exercise of stock options of $76.7 million, partially offset by principal payments on our long-term debt obligations of $5.1 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2020, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in our 2019 Form 10-K.

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

Our presentation of Adjusted EBITDA and Adjusted EBITDA margin are intended as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income, earnings per share, or any other performance measures derived in accordance with GAAP, or as measures of operating cash flows or liquidity. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by these items. Adjusted EBITDA and Adjusted EBITDA margin are included in this discussion because they are key metrics used by management to assess our operating performance.

Adjusted EBITDA and Adjusted EBITDA margin are not defined under GAAP, are not measures of net income or any other performance measures derived in accordance with GAAP, and are subject to important limitations. Our use of the terms Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP.

Adjusted EBITDA and Adjusted EBITDA margin have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA margin do not reflect the following:

•	our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	any charges for the assets being depreciated and amortized that may need to be replaced in the future;
•	the impact of share-based compensation and related employer taxes upon our results of operations;
•	the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•	our income tax expense or the cash requirements to pay our income taxes; and
•	certain other non-recurring charges.

In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net (loss) income	$(0.8)	$62.7	$13.3	$80.2
Interest expense, net	5.9	7.8	19.4	25.2
Income tax benefit	(5.5)	(65.6)	(5.7)	(57.5)
Depreciation and amortization	13.0	14.9	36.9	43.9
EBITDA (a)	12.6	19.8	63.9	91.8
Intercompany foreign exchange (gain) loss	(1.2)	0.3	0.1	0.8
Share-based compensation (b)	19.3	11.4	48.5	27.0
Severance charges (c)	2.2	0.8	6.9	4.4
Restructuring consulting fees (d)	0.3	1.5	6.9	3.6
Other non-recurring charges (e)	—	12.6	(0.4)	12.6
Adjusted EBITDA	$33.2	$46.4	$125.9	$140.2
Adjusted EBITDA margin	16.2%	22.9%	20.3%	23.3%

(a)	We define EBITDA as net income or loss before interest, taxes, and depreciation and amortization.
(b)	Represents share-based compensation expense and related employer taxes.
(c)	Represents costs for severance compensation paid to employees whose positions have been eliminated or who have been terminated not for cause.
(d)

Represents consulting fees and expenses incurred during the periods presented in connection with any acquisition, investment, disposition, recapitalization, equity offering, issuance or repayment of debt, issuance of equity interests, or refinancing.

(e)	Represents (recovery) loss on unrecovered duplicate payments associated with an isolated service incident. Please refer to Note 14, “Commitments and Contingencies,” for further discussion.

The following tables present a reconciliation of our reported results to our non-GAAP Adjusted EBITDA basis for all periods presented:

	Three Months Ended September 30, 2020
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$54.3	$1.8	$0.8	$—	$51.7
Professional services and other	40.2	1.0	—	—	39.2
Product development and management	22.9	2.9	0.8	—	19.2
Depreciation and amortization	10.3	—	—	—	10.3
Total cost of revenue	127.7	5.7	1.6	—	120.4
Sales and marketing	39.5	2.0	0.4	—	37.1
General and administrative	37.8	11.6	0.2	0.3	25.7
Operating (loss) profit	(0.6)	19.3	2.2	0.3	21.2
Other expense, net	(0.2)	—	—	(1.2)	1.0
Depreciation and amortization	13.0	—	—	—	13.0
EBITDA	$12.6	$19.3	$2.2	$(0.9)	$33.2

(a)	Other operating expenses includes intercompany foreign exchange gain and restructuring consulting fees.

	Three Months Ended September 30, 2019
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$49.4	$0.9	$0.3	$—	$48.2
Professional services and other	37.6	0.5	—	—	37.1
Product development and management	17.5	1.0	—	—	16.5
Depreciation and amortization	9.0	—	—	—	9.0
Total cost of revenue	113.5	2.4	0.3	—	110.8
Sales and marketing	35.5	1.3	0.5	—	33.7
General and administrative	46.8	7.7	—	14.1	25.0
Operating profit	6.5	11.4	0.8	14.1	32.8
Other expense, net	1.6	—	—	0.3	1.3
Depreciation and amortization	14.9	—	—	—	14.9
EBITDA	$19.8	$11.4	$0.8	$14.4	$46.4

(a)	Other operating expenses includes intercompany foreign exchange loss, restructuring consulting fees, and other non-recurring charges.

	Nine Months Ended September 30, 2020
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$155.8	$4.5	$1.6	$—	$149.7
Professional services and other	120.7	2.5	0.9	—	117.3
Product development and management	57.5	5.2	1.2	—	51.1
Depreciation and amortization	29.9	—	—	—	29.9
Total cost of revenue	363.9	12.2	3.7	—	348.0
Sales and marketing	116.2	6.0	1.4	—	108.8
General and administrative	109.9	30.3	1.8	6.5	71.3
Operating profit	29.7	48.5	6.9	6.5	91.6
Other expense, net	2.7	—	—	0.1	2.6
Depreciation and amortization	36.9	—	—	—	36.9
EBITDA	$63.9	$48.5	$6.9	$6.6	$125.9

(a)	Other operating expenses includes intercompany foreign exchange loss, restructuring consulting fees, and other non-recurring charges.

	Nine Months Ended September 30, 2019
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring services	$149.0	$2.1	$1.1	$—	$145.8
Professional services and other	107.1	1.2	0.4	—	105.5
Product development and management	49.1	2.2	0.1	—	46.8
Depreciation and amortization	26.7	—	—	—	26.7
Total cost of revenue	331.9	5.5	1.6	—	324.8
Sales and marketing	105.6	3.6	1.9	—	100.1
General and administrative	112.2	17.9	0.9	16.2	77.2
Operating profit	52.6	27.0	4.4	16.2	100.2
Other expense, net	4.7	—	—	0.8	3.9
Depreciation and amortization	43.9	—	—	—	43.9
EBITDA	$91.8	$27.0	$4.4	$17.0	$140.2

(a)	Other operating expenses includes intercompany foreign exchange loss, restructuring consulting fees, and other non-recurring charges.

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

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by the company or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. In October 2020, we contributed $105.0 million to the U.S. pension plan, which represented $17.0 million of required minimum contributions and $88.0 million of voluntary contributions. In 2019, we contributed $18.0 million to our U.S. pension plan. The effective discount rate used in accounting for pension and other benefit obligations in 2019 ranged from 2.52% to 2.81%. The expected rate of return on plan assets for qualified pension benefits in 2020 is 5.70%.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended September 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1*

Separation, Release and Consulting Agreement, dated July 2, 2020, by and among Ceridian HCM Holding, Inc., Ceridian Dayforce Inc. and Ozzie Goldschmied (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 2, 2020).

10.2**	Employment Agreement, dated September 15, 2020, by and between Noémie C. Heuland and Ceridian HCM, Inc.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: November 5, 2020	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Noémie Heuland
		Name:	Noémie Heuland
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)