Form 10-Q
period 2021-03-31
Ceridian HCM Holding Inc.
filed 2021-05-05
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 149,237,722 shares of Common Stock, $0.01 par value per share, as of April 28, 2021.

Ceridian HCM Holding Inc.

2 |       Q1 2021 Form 10-Q

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	the impact of the Coronavirus disease 2019 (“COVID-19”) pandemic on our business, operations, and financial results;
•	our inability to manage our growth effectively or execute on our growth strategy;
•	our inability to successfully expand our current offerings into new markets or further penetrate existing markets;
•	our failure to provide new or enhanced functionality and features;
•	significant competition in the market in which our solutions compete;
•	our failure to manage our aging technical operations infrastructure;
•	system breaches, interruptions or failures, including cyber-security breaches, identity theft, or other disruptions that could compromise customer information or sensitive company information;
•

our failure to comply with applicable privacy, security, data, and financial services laws, regulations and standards, including our ongoing consent order with the Federal Trade Commission regarding data protection;

•	our failure to properly update our solutions to enable our customers to comply with applicable laws;
•	changes in regulations governing financial services, privacy concerns, and laws or other domestic or foreign data protection regulations;
•	our inability to maintain necessary third party relationships, and third party software licenses, and identify errors in the software we license;
•	our inability to offer and deliver high-quality technical support, implementation and professional services;
•	our inability to attract and retain key executive officers and highly skilled employees;
•	the impact of our outstanding debt obligations on our financial condition, results of operations, and value of our common stock; or
•	other risks and uncertainties described in our most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission.

Please refer to Part II, Item IA, “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2020 (“2020 Form 10-K”), for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. For the reasons described above, we caution you against relying on any forward-looking statements. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

3 |       Q1 2021 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
(Dollars in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$339.6	$188.2
Restricted cash	2.0	—
Trade and other receivables, net	122.5	101.1
Prepaid expenses and other current assets	84.1	73.9
Total current assets before customer funds	548.2	363.2
Customer funds	4,284.0	3,759.4
Total current assets	4,832.2	4,122.6
Right of use lease asset	35.4	27.9
Property, plant, and equipment, net	142.2	136.4
Goodwill	2,311.5	2,031.8
Other intangible assets, net	311.2	195.0
Other assets	166.3	187.6
Total assets	$7,798.8	$6,701.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.2	$7.2
Current portion of long-term lease liabilities	14.9	10.5
Accounts payable	42.5	38.9
Deferred revenue	43.7	24.4
Employee compensation and benefits	47.3	64.6
Other accrued expenses	26.6	20.5
Total current liabilities before customer funds obligations	183.2	166.1
Customer funds obligations	4,237.3	3,697.8
Total current liabilities	4,420.5	3,863.9
Long-term debt, less current portion	1,115.4	660.6
Employee benefit plans	23.7	24.4
Long-term lease liabilities, less current portion	40.8	33.6
Other liabilities	39.1	20.6
Total liabilities	5,639.5	4,603.1
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 148,913,387 and 148,571,412 shares issued and outstanding, respectively	1.5	1.5
Additional paid in capital	2,685.3	2,606.5
Accumulated deficit	(253.0)	(233.8)
Accumulated other comprehensive loss	(274.5)	(276.0)
Total stockholders’ equity	2,159.3	2,098.2
Total liabilities and equity	$7,798.8	$6,701.3

See accompanying notes to condensed consolidated financial statements.

4 |       Q1 2021 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2021	2020
(Dollars in millions, except share and per share data, unaudited)
Revenue:
Recurring	$196.0	$181.5
Professional services and other	38.5	41.2
Total revenue	234.5	222.7
Cost of revenue:
Recurring	59.7	52.2
Professional services and other	44.7	42.6
Product development and management	25.8	17.6
Depreciation and amortization	11.1	9.8
Total cost of revenue	141.3	122.2
Gross profit	93.2	100.5
Selling, general, and administrative	95.6	74.2
Operating (loss) profit	(2.4)	26.3
Interest expense, net	5.6	6.9
Other expense, net	4.6	2.6
(Loss) income before income taxes	(12.6)	16.8
Income tax expense	6.6	8.2
Net (loss) income	$(19.2)	$8.6
Net (loss) income per share:
Basic	$(0.13)	$0.06
Diluted	$(0.13)	$0.06
Weighted-average shares outstanding:
Basic	148,716,050	144,645,325
Diluted	148,716,050	151,178,498

See accompanying notes to condensed consolidated financial statements.

5 |       Q1 2021 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2021	2020
(Dollars in millions, except share data)	(unaudited)
Net (loss) income	$(19.2)	$8.6
Items of other comprehensive loss before income taxes:
Change in foreign currency translation adjustment	11.0	(49.1)
Change in unrealized (loss) gain from invested customer funds	(16.7)	23.4
Change in pension liability adjustment (a)	3.8	3.3
Other comprehensive loss before income taxes	(1.9)	(22.4)
Income tax (benefit) expense, net	(3.4)	6.8
Other comprehensive income (loss) after income taxes	1.5	(29.2)
Comprehensive loss	$(17.7)	$(20.6)

(a)

The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other expense, net was $3.8 million and $3.2 million during the three months ended March 31, 2021, and 2020, respectively.

See accompanying notes to condensed consolidated financial statements.

6 |       Q1 2021 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
	(Dollars in millions, except share data, unaudited)
Balance as of December 31, 2020	148,571,412	$1.5	$2,606.5	$(233.8)	$(276.0)	$2,098.2
Net loss	—	—	—	(19.2)	—	(19.2)
Issuance of common stock under share-based compensation plans	341,975	—	11.3	—	—	11.3
Share-based compensation	—	—	22.8	—	—	22.8
Equity component of convertible senior notes	—	—	77.7	—	—	77.7
Purchase of capped calls related to convertible senior notes	—	—	(33.0)	—	—	(33.0)
Foreign currency translation	—	—	—	—	11.0	11.0
Change in unrealized gain, net of tax of ($4.4)	—	—	—	—	(12.3)	(12.3)
Change in pension liability adjustment, net of tax of $1.0	—	—	—	—	2.8	2.8
Balance as of March 31, 2021	148,913,387	$1.5	$2,685.3	$(253.0)	$(274.5)	$2,159.3

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
	(Dollars in millions, except share data, unaudited)
Balance as of December 31, 2019	144,386,618	$1.4	$2,449.1	$(229.8)	$(338.4)	$1,882.3
Net income	—	—	—	8.6	—	8.6
Issuance of common stock under share-based compensation plans	551,328	—	11.4	—	—	11.4
Share-based compensation	—	—	12.5	—	—	12.5
Foreign currency translation	—	—	—	—	(49.1)	(49.1)
Change in unrealized gain, net of tax of $6.0	—	—	—	—	17.4	17.4
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.5	2.5
Balance as of March 31, 2020	144,937,946	$1.4	$2,473.0	$(221.2)	$(367.6)	$1,885.6

See accompanying notes to condensed consolidated financial statements.

7 |       Q1 2021 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions, unaudited)
Net (loss) income	$(19.2)	$8.6
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income tax benefit	0.6	4.1
Depreciation and amortization	15.0	11.8
Amortization of debt issuance costs and debt discount	1.1	0.3
Provision for doubtful accounts	0.4	0.5
Net periodic pension and postretirement cost	2.2	0.8
Non-cash share-based compensation	22.8	12.5
Other	1.1	0.3
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(8.1)	(4.5)
Prepaid expenses and other current assets	(7.1)	(7.5)
Accounts payable and other accrued expenses	(2.1)	(2.0)
Deferred revenue	4.9	2.1
Employee compensation and benefits	(24.7)	(26.4)
Accrued interest	0.4	—
Accrued taxes	8.6	0.9
Other assets and liabilities	(0.4)	(0.1)
Net cash (used in) provided by operating activities	(4.5)	1.4
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	(148.5)	(24.6)
Proceeds from sale and maturity of customer funds marketable securities	97.4	49.5
Expenditures for property, plant, and equipment	(3.4)	(4.9)
Expenditures for software and technology	(11.9)	(10.7)
Acquisition costs, net of cash and restricted cash acquired	(338.3)	—
Net cash (used in) provided by investing activities	(404.7)	9.3
Cash Flows from Financing Activities
Decrease in customer funds obligations, net	513.2	480.8
Proceeds from issuance of common stock under share-based compensation plans	11.3	11.4
Repayment of long-term debt obligations	(1.3)	(2.7)
Proceeds from revolving credit facility	295.0	—
Repayment of revolving credit facility	(295.0)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	561.8	—
Purchases of capped calls related to convertible senior notes	(45.0)	—
Net cash provided by financing activities	1,040.0	489.5
Effect of exchange rate changes on cash, restricted cash, and equivalents	3.4	(14.5)
Net increase in cash, restricted cash, and equivalents	634.2	485.7
Cash, restricted cash, and equivalents at beginning of period	2,228.5	1,658.6
Cash, restricted cash, and equivalents at end of period	$2,862.7	$2,144.3
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$339.6	$255.3
Restricted cash	2.0	—
Restricted cash and equivalents included in customer funds	2,521.1	1,889.0
Total cash, restricted cash, and equivalents	$2,862.7	$2,144.3

See accompanying notes to condensed consolidated financial statements.

8 |       Q1 2021 Form 10-Q

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accounting policies we follow are set forth in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements in our 2020 Form 10-K. The following notes should be read in conjunction with these policies and other disclosures in our 2020 Form 10-K.

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

Convertible Senior Notes

On March 5, 2021, we issued $500.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026, and on March 16, 2021, after the initial purchasers exercised their option to purchase additional securities in full, we issued an additional $75.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026, resulting in an aggregate principal amount of $575.0 million (collectively, the “Notes”). The total net proceeds from the offering, after deducting initial purchase discounts and issuance costs, were $561.8 million. Please refer to Note 7, “Debt” for additional information.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features using a discounted cash flow model. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the related debt issuance costs, we allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the contractual term of the Notes. The issuance costs attributable to the equity component were netted against the equity component representing the conversion option in additional paid-in capital.

To the extent that we receive the Notes conversion requests prior to their maturity, a portion of the equity component is classified as temporary equity, which is measured as the difference between the principal and net carrying amount of the Notes requested for conversion. Upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the liability component of the Notes requested for conversion is recorded as a gain or loss on early note conversion. The fair value of the Notes is measured based on a similar liability that does not have an associated convertible feature based on the remaining term of the Notes.

9 |       Q1 2021 Form 10-Q

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, included within Other assets on our condensed consolidated balance sheets were $129.1 million and $132.9 million as of March 31, 2021, and December 31, 2020, respectively. Amortization expense for the deferred costs was $11.0 million and $9.0 million for the three months ended March 31, 2021, and 2020, respectively.

Recently Issued Accounting Pronouncements from the Financial Accounting Standards Board

Standard	Issuance Date	Description	Adoption Date	Effect on the Financial Statements
Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740)	December 2019

These amendments simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities.

			January 2021	The adoption of this standard did not have a significant impact on our financial statements.
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)	August 2020	This amendment simplifies the accounting for convertible instruments by removing certain separation models required under current GAAP.	January 2022	We are currently evaluating the impact of the adoption of this amendment.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	March 2020

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

10 |       Q1 2021 Form 10-Q

3. Business Combinations

On March 1, 2021, we completed the purchase of 100% of the outstanding shares of Ascender HCM Pty Ltd. (“Ascender”) for $359.6 million, subject to working capital and other adjustments. Ascender is a payroll and human resources solutions provider in the Asia Pacific Japan region. We entered into a forward foreign currency contract to hedge the purchase price for the Ascender acquisition which was denominated in Australian dollars, resulting in the recognition of a realized gain of $4.2 million included as a component of other expense, net in our condensed consolidated statement of operations.

The financial results of Ascender have been included within our condensed consolidated financial statements from the acquisition date forward and are classified among both Cloud and Bureau solutions. For the three months ended March 31, 2021, Ascender revenue included within our condensed consolidated statement of operations was $6.7 million. The acquisition of Ascender was recorded using the acquisition method of accounting, in which the assets and liabilities assumed are recognized at their fair value. The purchase accounting has not been finalized as of March 31, 2021, but we have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Ascender. The intangible assets consist of customer relationships, trade name, and developed technology. We expect to finalize the allocation of the purchase price within the one-year measurement period. After consideration of the Ascender acquisition, management has concluded that we continue to have one operating and reportable segment. This conclusion aligns with how management monitors operating performance, allocates resources, and deploys capital. Pro forma financial information is not presented as the acquisition of Ascender did not qualify as a significant business combination.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(Dollars in millions)
Cash and equivalents	$3.1
Restricted cash	2.0
Trade receivables, prepaid expenses, and other current assets	15.8
Customer funds	16.2
Property, plant, and equipment and other assets	20.2
Goodwill	275.7
Other intangible assets, net	117.5
Accounts payable and other current liabilities	(30.5)
Customer funds obligations	(16.1)
Other non-current liabilities	(44.3)
Total purchase price	$359.6

4. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	March 31, 2021
	Level 1	Level 2		Level 3	Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$2,163.0	(a)	$—	$2,163.0
Total assets measured at fair value	$—	$2,163.0		$—	$2,163.0

	December 31, 2020
	Level 1	Level 2		Level 3	Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$1,719.1	(a)	$—	$1,719.1
Total assets measured at fair value	$—	$1,719.1		$—	$1,719.1

(a)	Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

11 |       Q1 2021 Form 10-Q

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities acquired as part of a business combination and our convertible debt issuance are recorded at fair value on a nonrecurring basis. Please refer to Note 3, “Business Combinations,” and Note 7, “Debt” for additional information.

5. Customer Funds

In certain jurisdictions, we collect funds for payment of payroll and taxes; temporarily hold such funds until payment is due; remit the funds to the clients’ employees and appropriate taxing authorities; file federal, state, and local tax returns; and handle related regulatory correspondence and amendments. The assets held are intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.  In the U.S. and Canada, these customer funds are held in a trust.

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $10.7 million and $19.6 million for the three months ended March 31, 2021, and 2020, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of March 31, 2021, and December 31, 2020, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	March 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$2,105.0	$—	$—	$2,105.0
Available for sale investments:
U.S. government and agency securities	541.9	17.7	(2.3)	557.3
Canadian and provincial government securities	400.2	12.4	(0.1)	412.5
Corporate debt securities	420.3	15.5	(0.3)	435.5
Asset-backed securities	192.7	3.9	—	196.6
Mortgage-backed securities	7.4	0.1	—	7.5
Other short-term investments	509.3	—	—	509.3
Other securities	44.5	—	(0.2)	44.3
Total available for sale investments	2,116.3	49.6	(2.9)	2,163.0
Invested customer funds	4,221.3	$49.6	$(2.9)	4,268.0
Receivables	16.0			16.0
Total customer funds	$4,237.3			$4,284.0

12 |       Q1 2021 Form 10-Q

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$2,027.1	$—	$—	$2,027.1
Available for sale investments:
U.S. government and agency securities	494.0	21.6	(0.1)	515.5
Canadian and provincial government securities	396.4	15.5	—	411.9
Corporate debt securities	548.5	19.4	—	567.9
Asset-backed securities	192.2	4.9	—	197.1
Mortgage-backed securities	9.9	0.2	—	10.1
Other securities	16.5	0.1	—	16.6
Total available for sale investments	1,657.5	61.7	(0.1)	1,719.1
Invested customer funds	3,684.6	$61.7	$(0.1)	3,746.2
Receivables	13.2			13.2
Total customer funds	$3,697.8			$3,759.4

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2021
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
U.S. government and agency securities	$(2.3)	$140.7	$—	$—	$(2.3)	$140.7
Canadian and provincial government securities	(0.1)	7.0	—	—	(0.1)	7.0
Corporate debt securities	(0.3)	23.5	—	—	(0.3)	23.5
Asset-backed securities	—	16.9	—	—	—	16.9
Other securities	(0.2)	38.4	—	—	(0.2)	38.4
Total available for sale investments	$(2.9)	$226.5	$—	$—	$(2.9)	$226.5

Management does not believe that any individual unrealized loss was unrecoverable as of March 31, 2021. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at March 31, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$3,000.7	$3,006.4
Due in one to three years	678.7	705.7
Due in three to five years	403.9	410.9
Due after five years	138.0	145.0
Invested customer funds	$4,221.3	$4,268.0

13 |       Q1 2021 Form 10-Q

6. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows:

(Dollars in millions)
Balance at December 31, 2019	$1,973.5
Acquisition	42.7
Translation	15.6
Balance at December 31, 2020	2,031.8
Acquisition	275.7
Translation	4.0
Balance at March 31, 2021	$2,311.5

Please refer to Note 3, “Business Combinations,” for further discussion of the Ascender acquisition.

Intangible Assets

Other intangible assets consisted of the following:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$296.0	$(213.4)	$82.6	5-15
Trade name	184.8	(2.7)	182.1	3-5 and Indefinite
Technology	204.1	(157.6)	46.5	3-4
Total other intangible assets	$684.9	$(373.7)	$311.2

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$229.0	$(212.1)	$16.9	5-15
Trade name	177.7	(2.5)	175.2	3-5 and Indefinite
Technology	159.5	(156.6)	2.9	3-4
Total other intangible assets	$566.2	$(371.2)	$195.0

We perform an impairment assessment of our indefinite lived trade name intangible assets as of October 1 of each year. We continue to evaluate the use of our trade names and branding in our sales and marketing efforts. If there is a fundamental shift in the method of our branding in the future, we will assess the impact on the carrying amount of our trade name intangible assets to determine whether an impairment exists. If it is determined that an impairment has occurred, it would be recognized during the period in which the decision was made to make the fundamental shift.

Amortization expense related to definite-lived intangible assets was $2.2 million and $0.4 million for the three months ended March 31, 2021, and 2020, respectively.

14 |       Q1 2021 Form 10-Q

7. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	March 31,	December 31,
	2021	2020
	(Dollars in millions)
Term Debt, interest rate of 2.6%	$663.0	$664.7
Revolving Credit Facility ($300.0 million available capacity less amounts reserved for letters of credit, which were $0.8 million and $0.4 million, respectively)	—	—
Convertible Senior Notes	575.0	—
Canada Line of Credit (CDN $7.0 million letter of credit capacity, which was fully utilized; USD $5.6 million and USD $5.4 million, respectively)	—	—
Financing lease liabilities (Please refer to Note 13)	10.3	8.8
Total debt	1,248.3	673.5
Less unamortized discount on Term Debt and Convertible Senior Notes	109.0	1.2
Less unamortized debt issuance costs on Term Debt and Convertible Senior Notes	15.7	4.5
Less current portion of long-term debt	8.2	7.2
Long-term debt, less current portion	$1,115.4	$660.6

Senior Secured Credit Facility

On April 30, 2018, we completed the refinancing of our debt by entering into a new credit agreement. Pursuant to the terms of the new credit agreement, we became borrower of (i) a $680.0 million term loan debt facility (the “Term Debt”) and (ii) a $300.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facility”). The obligations of Ceridian under the Senior Secured Credit Facility is secured by first priority security interests in substantially all of the assets of Ceridian and the domestic subsidiary guarantors, subject to permitted liens and certain exceptions. The Term Debt has a maturity date of April 30, 2025, and the Revolving Credit Facility has a maturity date of April 30, 2023. On February 19, 2020, we completed the first amendment to the Senior Secured Credit Facility in which the Term Debt interest rate was reduced from LIBOR plus 3.00% to LIBOR plus 2.50%. Further, the interest rate trigger under the applicable rating by Moody’s Investor Service was removed by the first amendment. Accrued interest related to the Senior Secured Credit Facility was $0.3 million and $0.1 million as of March 31, 2021, and December 31, 2020, respectively, and is included within Other accrued expenses in our condensed consolidated balance sheets.

Convertible Senior Notes

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, and pursuant to exemptions from the prospectus requirements of applicable Canadian securities laws, including the exercise in full by the initial purchasers their option to purchase an additional $75.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (collectively, the “Notes”). The Notes bear interest at a rate of 0.25% per year and interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Notes mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, were $561.8 million.

The Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.

15 |       Q1 2021 Form 10-Q

The following table presents details of the Notes:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price per Share

Notes	7.5641 shares	$132.20

The Notes will be convertible at the option of the holders at any time only under the following circumstances:

•

During any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

•

During the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;

•	Upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture under which the Notes were issued;

•If we call such Notes for redemption; or

•	At any time from, and including, September 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion, we may satisfy the conversion obligation by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture under which the Notes were issued. During the quarter ended March 31, 2021, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the first quarter of 2021 and are classified as a noncurrent liability in our condensed consolidated balance sheet as of March 31, 2021.

We may not redeem the Notes prior to March 20, 2024. On or after March 20, 2024, and on or before the 30th scheduled trading day immediately preceding the maturity date, we may redeem the Notes at a cash purchase price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (2) the trading day immediately before the date we send such notice. In addition, calling any Note for redemption will constitute a make-whole fundamental change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

If a “fundamental change” (as defined in the indenture under which the Notes were issued) occurs, then noteholders may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.

In accounting for the issuance of the Notes and the related transaction costs, we separated the Notes into liability and equity components. The carrying amount of the liability component was initially calculated by measuring the fair value of similar liabilities that do not have associated convertible features utilizing the interest rate of 4.5%. The carrying amount of the equity component representing the conversion option was $108.6 million and was determined by deducting the fair value of the liability component from the par value of the Notes. This difference represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

Total issuance costs of $14.4 million related to the Notes was allocated between liability, totaling $11.7 million, and equity, totaling $2.7 million, in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the contractual term of the Notes at an effective interest rate of 5.1%. The issuance costs attributable to the equity component were netted against additional paid-

16 |       Q1 2021 Form 10-Q

in capital. The amount recorded for the equity component of the Notes was $77.7 million, net of allocated issuance costs of $2.7 million and deferred tax impact of $28.2 million.

The carrying amount of the liability component of the Notes was as follows:

March 31, 2021
(Dollars in millions)
Principal amount	$575.0
Less:
Unamortized debt discount	107.9
Unamortized debt issuance costs	11.5
Net carrying amount	$455.6

The following table sets forth total interest expense recognized related to the Notes for the period:

Three Months Ended March 31, 2021
(Dollars in millions)
Contractual interest expense	$0.1
Amortization of debt discount	0.7
Amortization of debt issuance costs	0.1
Total	$0.9

Capped Calls

In March 2021, in connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of $132.20 per share, and an initial cap price of $179.26 per share, both subject to certain adjustments. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we would be required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholder’s equity in our condensed consolidated balance sheet, we have recorded an amount of $33.0 million as a reduction to additional paid-in capital which will not be remeasured. This represents the premium of $45.0 million paid for the purchase of the Capped Calls, net of the deferred tax impact of $12.0 million.

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2021	$5.1
2022	6.8
2023	6.8
2024	6.8
2025	637.5
Thereafter	575.0
$1,238.0

17 |       Q1 2021 Form 10-Q

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the trading price of our common stock and the limited trades of our debt, the fair value of our debt was estimated to be $1,203.5 million and $657.6 million as of March 31, 2021, and December 31, 2020, respectively. The fair value of the Notes was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at March 31, 2021 to be a Level 2 measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

8. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended March 31,
	2021	2020
Net Periodic Pension Cost	(Dollars in millions)
Interest cost	$1.7	$3.2
Actuarial loss amortization	4.3	3.9
Less: Expected return on plan assets	(3.3)	(5.7)
Net periodic pension cost	$2.7	$1.4

	Three Months Ended March 31,
	2021	2020
Net Periodic Postretirement Benefit	(Dollars in millions)
Interest cost	$—	$0.1
Actuarial gain amortization	(0.5)	(0.6)
Prior service credit amortization	—	(0.1)
Net periodic postretirement benefit gain	$(0.5)	$(0.6)

9. Share-Based Compensation

Our share-based compensation consists of performance-based stock options, term-based stock options, restricted stock units (“RSUs”), and performance-based stock units (“PSUs”). We also offer an employee stock purchase plan.

Prior to November 1, 2013, Ceridian employees participated in a share-based compensation plan of the former ultimate parent of Ceridian, the 2007 Stock Incentive Plan (“2007 SIP”). Effective November 1, 2013, although most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, as amended (“2013 SIP”), a small number of participants maintained their stock options in the 2007 SIP. Concurrent with the initial public offering (“IPO”) and legal reorganization, all outstanding stock options under the 2007 SIP were converted into options to purchase common stock of Ceridian. As of March 31, 2021, there were 1,936 stock options outstanding under the 2007 SIP.

Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of March 31, 2021, there were 2,050,635 stock options and RSUs outstanding under the 2013 SIP. We do not intend to grant any additional awards under the 2007 SIP or the 2013 SIP.

18 |       Q1 2021 Form 10-Q

On April 24, 2018, in connection with our initial public offering, the Board of Directors and our stockholders approved the Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (“2018 EIP”), which authorized the issuance of up to 13,500,000 shares of common stock to eligible participants through equity awards (the “Share Reserve”). The Share Reserve may be increased on March 31 of each of the first ten calendar years during the term of the 2018 EIP, by the lesser of (i) three percent of the number of shares of our common stock outstanding on each January 31 immediately prior to the date of increase or (ii) such number of shares of our common stock determined by the Board of Directors. Effective on March 31, 2021, the Share Reserve was increased by 4,397,296 shares, pursuant to the terms of the 2018 EIP.

Equity awards under the 2018 EIP vest either annually or quarterly on a pro rata basis, generally over a one-, three-, or four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of the grant. As of March 31, 2021, there were 13,284,080 stock options, RSUs, and PSUs outstanding and 13,008,498 shares available for future grants of equity awards under the 2018 EIP.

Total share-based compensation expense was $22.8 million and $12.5 million for the three months ended March 31, 2021, and 2020, respectively.

Performance-Based Stock Options

Performance-based stock option activity under the 2007 SIP, the 2013 SIP, and the 2018 EIP was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2020	1,844,279	$64.55	9.2	$77.5
Granted	—	—	—	—
Exercised	(2,500)	(13.46)	—	—
Forfeited or expired	—	—	—	—
Performance-based options outstanding at March 31, 2021	1,841,779	$64.62	9.0	$36.2
Performance-based options exercisable at March 31, 2021	23,051	$13.81	1.4	$1.6

In 2020, 1,500,000 performance-based stock options (“Performance Option Award”) were granted under the 2018 EIP with an exercise price of $65.26. The vesting conditions for the Performance Option Award are based on the Company’s performance on the New York Stock Exchange (“NYSE”) with 750,000 shares available to vest when the Company’s per share closing price on the NYSE meets or exceeds $110.94, or 1.7 times the exercise price, for ten consecutive trading days, and the remaining 750,000 shares are available to vest when the Company’s per share closing price on the NYSE meets or exceeds $130.52, or 2.0 times the exercise price, for ten consecutive trading days. The Performance Option Award has a minimum time-based vesting period of 3 years. The vesting conditions must be achieved prior to May 8, 2025, or any unvested portion of the Performance Option Award will terminate. A Monte Carlo simulation model was used to determine the fair value of these performance-based stock options. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. We have estimated an expected term of 5.3 years, based on the vesting period and contractual term.

As of March 31, 2021, there was $22.4 million of share-based compensation expense related to unvested performance-based stock option awards not yet recognized, which is expected to be recognized over a weighted average period of 3.0 years.

19 |       Q1 2021 Form 10-Q

Term-Based Stock Options

Term-based stock option activity under the 2007 SIP, the 2013 SIP, and the 2018 EIP was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2020	10,983,074	$40.47	7.8	$725.9
Granted	399,388	80.95	—	—
Exercised	(273,516)	(28.82)	—	—
Forfeited or expired	(30,061)	(51.12)	—	—
Term-based options outstanding at March 31, 2021	11,078,885	$42.19	7.7	$466.4
Term-based options exercisable at March 31, 2021	4,227,029	$32.90	7.0	$217.0

As of March 31, 2021, there was $87.2 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

RSU activity under the 2013 SIP and the 2018 EIP was as follows:

Shares
RSUs outstanding at December 31, 2020	1,389,385
Granted	720,854
Shares issued upon vesting of RSUs	(27,207)
Forfeited or canceled	(3,166)
RSUs outstanding at March 31, 2021	2,079,866
RSUs releasable at March 31, 2021	556,892

During the three months ended March 31, 2021, 160,620 RSUs vested. As of March 31, 2021, there were 1,522,974 unvested RSUs outstanding and 556,892 vested RSUs outstanding. As of March 31, 2021, there was $95.1 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 1.8 years.

Performance Stock Units

PSU activity under the 2018 EIP was as follows:

Shares
PSUs outstanding at December 31, 2020	135,220
Granted	336,214
Shares issued upon vesting of PSUs	—
Forfeited or canceled	(135,313)
PSUs outstanding at March 31, 2021	336,121
PSUs releasable at March 31, 2021	—

The vesting conditions for the PSUs granted in 2020 were based on the Company’s performance criteria, including Cloud revenue and adjusted EBITDA margin goals under Ceridian HCM Holding Inc. 2020 Management Incentive Plan (the “2020 MIP”) for the incentive period of January 1, 2020 through December 31, 2020.  The vesting conditions for the PSUs granted in connection with the 2020 MIP were not met for the incentive period and as a result, the PSUs did not vest and were cancelled.

The vesting conditions for the PSUs granted in 2021 are based on the Company’s performance criteria, including Cloud revenue and adjusted EBITDA margin goals under Ceridian HCM Holding Inc. 2021 Management Incentive Plan (the “2021 MIP”) for the incentive period of January 1, 2021 through December 31, 2021. The maximum incentive vesting of PSUs may not exceed 150% under the 2021 MIP. Both the Cloud revenue and adjusted EBITDA margin goals are calculated based on the Company’s operating results, adjusted for foreign currency and interest rate impacts plus other unique impacts as approved by the Compensation Committee or the Board of Directors. Upon vesting of a PSU, a participant will receive shares of common stock of the Company. The probability

20 |       Q1 2021 Form 10-Q

of vesting of PSUs will continue to be evaluated throughout the period, and share-based compensation expense will be recognized in accordance with that probability. As of March 31, 2021, there was $23.6 million of share-based compensation expense related to unvested PSUs not yet recognized.

Global Employee Stock Purchase Plan

On November 9, 2018, the Board of Directors approved the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (“GESPP”), and the Company’s stockholders approved the GESPP on May 1, 2019. The GESPP authorizes the issuance of up to 2,500,000 shares of common stock to eligible participants through purchases via payroll deductions. A total of 2,015,544 shares of common stock are available for future issuances under the plan at March 31, 2021. The purchase price is the lower of (i) 85% of the fair market value of a share of common stock on the offering date (the first trading day of the offering period commencing on January 1 and concluding on December 31) or (ii) 85% of the fair market value of a share of common stock on the purchase date. The GESPP shall continue for ten years, unless terminated sooner as provided under the GESPP. Quarterly purchase periods commence on January 1, April 1, July 1, and October 1 and shares are purchased on the last trading day of the respective purchase periods.

Our GESPP activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2021	39,484	$71.63

10. Revenue

Disaggregation of Revenue

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring	$145.3	$128.1
Professional services and other	36.8	40.7
Total Dayforce revenue	182.1	168.8
Powerpay
Recurring	20.3	21.8
Professional services and other	0.3	0.3
Total Powerpay revenue	20.6	22.1
Total Cloud revenue	202.7	190.9
Bureau
Recurring	30.4	31.6
Professional services and other	1.4	0.2
Total Bureau revenue	31.8	31.8
Total revenue	$234.5	$222.7

Recurring revenue includes float revenue of $10.7 million and $19.6 million for the three months ended March 31, 2021, and 2020, respectively.

21 |       Q1 2021 Form 10-Q

Contract Balances

The Company records a contract asset when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Contract assets were $56.8 million and $55.2 million as of March 31, 2021, and December 31, 2020, respectively. Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Deferred revenue, beginning of period	$24.4	$25.5
New billings	100.6	85.7
Acquired billings	14.3	—
Revenue recognized	(95.4)	(83.6)
Effect of exchange rate	(0.2)	(0.8)
Deferred revenue, end of period	$43.7	$26.8

Transaction Price for Remaining Performance Obligations

In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the following represents the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied as of the end of the reporting period. As of March 31, 2021, approximately $914.5 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2020	$(159.7)	$38.4	$(154.7)	$(276.0)
Other comprehensive income (loss) before income taxes and reclassifications	11.0	(16.7)	—	(5.7)
Income tax expense	—	4.4	(1.0)	3.4
Reclassifications to earnings	—	—	3.8	3.8
Other comprehensive (loss) income	11.0	(12.3)	2.8	1.5
Balance as of March 31, 2021	$(148.7)	$26.1	$(151.9)	$(274.5)

22 |       Q1 2021 Form 10-Q

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities as adjusted for the expected benefits of utilizing net operating loss carryforwards. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of March 31, 2021, we continue to record a valuation allowance of $16.3 million against deferred tax assets primarily attributable to state net operating loss carryovers.

We recorded an income tax expense of $6.6 million during the three months ended March 31, 2021, consisting of $7.3 million related to non-deductible stock based compensation, $3.8 million attributed to the base erosion anti-abuse tax (“BEAT”) in the U.S., and $2.6 million of U.S state tax expense, partially offset by a $2.6 million tax benefit from current operations, a $1.9 million reduction in tax expense attributable to unremitted foreign earnings, a $1.8 million tax reduction attributable to the release of tax reserves, and other tax benefit items of $0.8 million.

There were no unrecognized tax benefits as of March 31, 2021. The total amount of unrecognized tax benefits as of December 31, 2020 were $1.8 million, including $0.3 million of accrued interest. We make adjustments to these reserves when facts and circumstances change, such as the closing of tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. For the period ended March 31, 2021, we released $1.8 million of our reserve primarily attributable to the conclusion of foreign tax audits. It is reasonable to expect that the amount of unrecognized tax benefits could change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or financial condition.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

13. Leases

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	March 31, 2021	December 31, 2020
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$2.8	$5.4
Operating lease assets	Prepaid expenses and other current assets	2.3	2.2
Operating lease assets	Right of use lease asset	35.4	27.9
Financing lease assets	Property, plant, and equipment, net	9.2	8.0
Total lease assets		$49.7	$43.5
LIABILITIES
Current
Financing lease liabilities	Current portion of long-term debt	$1.3	$0.4
Operating lease liabilities	Current portion of long-term lease liabilities	14.9	10.5
Noncurrent
Financing lease liabilities	Long-term debt, less current portion	9.0	8.4
Operating lease liabilities	Long-term lease liabilities, less current portion	40.8	33.6
Total lease liabilities		$66.0	$52.9

23 |       Q1 2021 Form 10-Q

The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Lease Cost	(Dollars in millions)
Operating lease cost	$1.2	$2.3
Financing lease cost:
Depreciation of lease assets	0.3	0.2
Interest on lease liabilities	0.1	0.1
Sublease income	(0.6)	(1.0)
Total lease cost, net	$1.0	$1.6

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

15. Related Party Transactions

We provide services to FleetCor Technologies Inc. (“FleetCor Technologies”) a related party due to a shared board member, through certain commercial arrangements entered into in the ordinary course of business, which include provision of Dayforce services and other administrative services. For these services, we have recorded revenue of $0.1 million and $0.3 million for the three months ended March 31, 2021, and 2020, respectively.

We are party to a service agreement with The Dun and Bradstreet Corporation (“Dun and Bradstreet”), a related party due to certain shared board members. Pursuant to the service agreement, we made payments to Dun and Bradstreet totaling $0.3 million for the three months ended March 31, 2021.

We provide Dayforce and related services to The Stronach Group, for which we recorded revenue of $0.1 million for the three months ended March 31, 2020. The brother of our chief executive officer was the chief executive officer, and is currently a minority shareholder, of The Stronach Group.

We provide Dayforce and related services to Verve Senior Living, for which we recorded revenue of $0.2 million for the three months ended March 31, 2020. Our chief executive officer and the brother of our chief executive officer are currently minority shareholders of Verve Senior Living.

We provide payroll-related tax filings services to Fidelity National Financial, Inc. (“FNF”), a related party due to a shared board member, for which we recorded revenue of $0.1 million for the three months ended March 31, 2020.

24 |       Q1 2021 Form 10-Q

We provide Dayforce and related services to certain investment portfolio companies of THL Managers VI, LLC and Cannae Holdings, Inc., which are considered related parties due to certain shared board members. Revenue from these related parties was as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
American Blue Ribbon Holdings, LLC	$0.3	$0.5
Essex Technology Group, LLC	0.1	0.1
Guaranteed Rate, Inc.	0.4	0.2

16. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method. The basic and diluted net income (loss) per share computations were calculated as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions, except share and per share data)
Numerator:
Net (loss) income	$(19.2)	$8.6

Denominator:
Weighted-average shares outstanding - basic	148,716,050	144,645,325
Effect of dilutive equity instruments	—	6,533,173
Weighted-average shares outstanding - diluted	148,716,050	151,178,498

Net (loss) income per share - basic	$(0.13)	$0.06
Net (loss) income per share - diluted	$(0.13)	$0.06

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options	5,448,133	121,381
Restricted stock units	518,939	21,869
Performance stock units	604,193	—

The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of March 31, 2021 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principle amount of the Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Notes. We excluded the potentially dilutive effect of the conversion spread of the Notes as the average market price of our common stock during the three months ended March 31, 2021 was less than the conversion price of the Notes. In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

25 |       Q1 2021 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020, in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (our “2020 Form 10-K”). This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in Part II, Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements. Any reference to a “Note” in this discussion relates to the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report unless otherwise indicated.

Overview

Ceridian is a global human capital management (“HCM”) software company. We categorize our solutions into two categories: Cloud and Bureau solutions. Cloud revenue is generated from HCM solutions that are delivered via two cloud offerings: Dayforce, our flagship cloud HCM platform, and Powerpay, a cloud human resources (“HR”) and payroll solution for the Canadian small business market. We also continue to support customers using our legacy North America Bureau solutions, which we generally stopped actively selling to new customers following the acquisition of Dayforce in 2012, and customers using our acquired Bureau solutions. Revenue from our Cloud and Bureau solutions include an allocation of investment income generated from holding customer funds before funds are remitted to taxing authorities, also referred to as float revenue or float. We invest in maintenance and necessary updates to support our Bureau customers and continue to migrate them to Dayforce.

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

In 2020, we launched the Dayforce Wallet in the U.S., which gives our customers’ employees greater control over their financial well-being by providing them with instant access to their earnings. This on-demand pay feature allows employees more choice over when they get paid by making any day payday. Dayforce Wallet enables workers to access their already-earned wages anytime during the pay period, net of taxes, withholdings and other payroll deductions. Leveraging Dayforce’s continuous pay calculations, Dayforce Wallet processes a same-day payroll each time a worker requests their pay. The solution is compliant with federal, state, and local remittances and requires no changes to employers’ payroll processing including the funding, timing, and close-out of pay. The on-demand wages are loaded onto a paycard, which customers’ employees can use anywhere credit or debit cards are accepted, generating interchange fee revenue.

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to 5,039 live Dayforce customers as of March 31, 2021. For the three months ended March 31, 2021, we added 133 net new live Dayforce customers.

Our Business Model

Our business model focuses on supporting the rapid growth of Dayforce and maximizing the lifetime value of our Dayforce customer relationships. Due to our subscription model, where we recognize subscription revenues ratably over the term of the subscription period, and high customer retention rates, we have historically had a high level of visibility into our future revenues. The profitability of a customer depends, in large part, on how long they have been a customer. We estimate that it takes approximately two

26 |       Q1 2021 Form 10-Q

years before we are able to recover our implementation, customer acquisition, and other direct costs on a new Dayforce customer contract.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of coronavirus (COVID-19) to be a pandemic. The global spread of the COVID-19 pandemic has continued to create global volatility, uncertainty, and economic disruption. We have experienced and may continue to experience curtailed customer demand, primarily as a result of declining employment levels at our customers in certain sectors, such as retail and hospitality, as well as lower customer utilization of professional services, due to the effects of the COVID-19 pandemic. Additionally, the federal funds rate cuts by the U.S. Federal Reserve and the overnight rate target by the Bank of Canada have had and will continue to have negative effects on our float revenue.  The broader implications of the pandemic on our results of operations and overall financial performance remain uncertain. Please refer to the “Results of Operations” section below for further discussion of the financial impacts of the COVID-19 pandemic during the three months ended March 31, 2021.

Recent Events

On March 1, 2021, we completed the purchase of 100% of the outstanding shares of Ascender HCM Pty Ltd (“Ascender”), a payroll and HR solutions provider in the Asia Pacific Japan region, for $359.6 million. The financial results of Ascender have been included in our consolidated results of operations from the acquisition date forward and are classified within both Cloud and Bureau solutions based on nature of services provided.

In March, 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “Notes”), including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $75.0 million principal amount of the Notes.

On May 29, 2020, we completed the purchase of 100% of the outstanding shares of Excelity Global Solutions Pte. Ltd. (“Excelity”) for $77.2 million.  Excelity is a payroll and HR solutions provider in the Asia Pacific region.

How We Assess Our Performance

In assessing our performance, we consider a variety of performance indicators in addition to revenue and net income. Set forth below is a description of our key performance measures.

Live Dayforce Customers

We use the number of customers live on Dayforce as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We had 5,039 customers live on Dayforce as of March 31, 2021, compared to 4,480 customers live on Dayforce as of March 31, 2020.

Constant Currency Revenue

We present revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations, which we believe this non-GAAP financial measure is useful to management and investors. We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.27, with a daily range of $1.24 to $1.29, for the three months ended March 31, 2021, compared to $1.34, with a daily range of $1.30 to $1.45 for the three months ended March 31, 2020. As of March 31, 2021, the U.S. dollar to Canadian dollar foreign exchange rate was $1.26.

27 |       Q1 2021 Form 10-Q

Adjusted EBITDA and Adjusted EBITDA margin

We believe that Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude foreign exchange gain (loss), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, and certain other non-recurring charges. Adjusted EBITDA margin is determined by calculating the percentage that Adjusted EBITDA is of total revenue. Management believes that Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the normal course of our business operations. Please refer to the “Results of Operations” section below for a discussion of Adjusted EBITDA and Adjusted EBITDA margin.

Results of Operations

Three Months Ended March 31, 2021 Compared With Three Months Ended March 31, 2020

	Three Months Ended
	March 31,		Increase/ (Decrease)		% of Revenue
	2021	2020	Amount	%	2021	2020
	(Dollars in millions)
Revenue:
Recurring
Cloud	$165.6	$149.9	$15.7	10.5%	70.6%	67.3%
Bureau	30.4	31.6	(1.2)	(3.8)%	13.0%	14.2%
Total recurring	196.0	181.5	14.5	8.0%	83.6%	81.5%
Professional services and other	38.5	41.2	(2.7)	(6.6)%	16.4%	18.5%
Total revenue	234.5	222.7	11.8	5.3%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	46.1	41.0	5.1	12.4%	19.7%	18.4%
Bureau	13.6	11.2	2.4	21.4%	5.8%	5.0%
Total recurring	59.7	52.2	7.5	14.4%	25.5%	23.4%
Professional services and other	44.7	42.6	2.1	4.9%	19.1%	19.1%
Product development and management	25.8	17.6	8.2	46.6%	11.0%	7.9%
Depreciation and amortization	11.1	9.8	1.3	13.3%	4.7%	4.4%
Total cost of revenue	141.3	122.2	19.1	15.6%	60.3%	54.9%
Gross profit	93.2	100.5	(7.3)	(7.3)%	39.7%	45.1%
Selling, general, and administrative	95.6	74.2	21.4	28.8%	40.8%	33.3%
Operating (loss) profit	(2.4)	26.3	(28.7)	(109.1)%	(1.0)%	11.8%
Interest expense, net	5.6	6.9	(1.3)	(18.8)%	2.4%	3.1%
Other expense, net	4.6	2.6	2.0	76.9%	2.0%	1.2%
(Loss) income before income taxes	(12.6)	16.8	(29.4)	(175.0)%	(5.4)%	7.5%
Income tax expense	6.6	8.2	(1.6)	(19.5)%	2.8%	3.7%
Net (loss) income	$(19.2)	$8.6	$(27.8)	(323.3)%	(8.2)%	3.9%
Adjusted EBITDA (a)	$44.5	$55.2	$(10.7)	(19.4)%	19.0%	24.8%
Adjusted EBITDA margin (a)	19.0%	24.8%	(5.8)%	(23.4)%

(a)	Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

28 |       Q1 2021 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended March 31,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2021	2020	2021 vs. 2020		2021 vs. 2020
	(Dollars in millions)
Revenue:
Dayforce recurring, excluding float	$137.6	$114.0	20.7%	1.5%	19.2%
Dayforce float	7.7	14.1	(45.4)%	0.7%	(46.1)%
Total Dayforce recurring	145.3	128.1	13.4%	1.4%	12.0%
Powerpay recurring, excluding float	18.4	19.0	(3.2)%	5.2%	(8.4)%
Powerpay float	1.9	2.8	(32.1)%	3.6%	(35.7)%
Total Powerpay recurring	20.3	21.8	(6.9)%	5.0%	(11.9)%
Total Cloud recurring	165.6	149.9	10.5%	2.0%	8.5%
Dayforce professional services and other	36.8	40.7	(9.6)%	2.2%	(11.8)%
Powerpay professional services and other	0.3	0.3	(—)%	33.3%	(33.3)%
Total Cloud professional services and other	37.1	41.0	(9.5)%	2.5%	(12.0)%
Total Cloud revenue	202.7	190.9	6.2%	2.1%	4.1%
Bureau recurring, excluding float	29.3	28.9	1.4%	1.4%	(—)%
Bureau float	1.1	2.7	(59.3)%	(—)%	(59.3)%
Total Bureau recurring	30.4	31.6	(3.8)%	1.3%	(5.1)%
Bureau professional services and other	1.4	0.2	600.0%	(—)%	600.0%
Total Bureau revenue	31.8	31.8	(—)%	1.3%	(1.3)%
Total revenue	$234.5	$222.7	5.3%	1.9%	3.4%

Dayforce	$182.1	$168.8	7.9%	1.6%	6.3%
Powerpay	20.6	22.1	(6.8)%	5.4%	(12.2)%
Total Cloud revenue	$202.7	$190.9	6.2%	2.1%	4.1%

Dayforce, excluding float	$174.4	$154.7	12.7%	1.6%	11.1%
Powerpay, excluding float	18.7	19.3	(3.1)%	5.7%	(8.8)%
Cloud revenue, excluding float	193.1	174.0	11.0%	2.1%	8.9%
Cloud float	9.6	16.9	(43.2)%	1.2%	(44.4)%
Total Cloud revenue	$202.7	$190.9	6.2%	2.1%	4.1%

(a)	We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period.

The COVID-19 pandemic has had an adverse impact on our revenue streams during the three months ended March 31, 2021, primarily in the form of lower employment levels at our customers, lower float revenue resulting from reductions in the U.S. Federal Reserve federal funds rate and the Bank of Canada overnight rate target, lower average float balances for our customer funds, and lower demand for professional services, among other effects. We estimate the impact of lower employment levels at our customers was an approximately $7.5 million decline to our revenue for the three months ended March 31, 2021, of which approximately $6 million was related to Dayforce and approximately $1.5 million was related to Powerpay. In addition, we estimate the impact to float revenue was approximately $9.0 million for the three months ended March 31, 2021 and was due to rate reductions during the first quarter of 2020.

Total revenue increased $11.8 million, or 5.3%, to $234.5 million for the three months ended March 31, 2021, compared to $222.7 million for the three months ended March 31, 2020. This increase was primarily attributable to an increase in Cloud revenue of $11.8 million, or 6.2%, from $190.9 million for the three months ended March 31, 2020, to $202.7 million for the three months ended March 31, 2021. Bureau revenue remained flat at $31.8 million, which included $4.6 million of Ascender revenue and $7.1 million of Excelity revenue for the three months ended March 31, 2021. The Cloud revenue increase was driven by an increase of $15.7 million,

29 |       Q1 2021 Form 10-Q

or 10.5%, in Cloud recurring revenue, partially offset by a decline of $3.9 million, or 9.5%, in Cloud professional services and other revenue.

Excluding float revenue and on a constant currency basis, total revenue grew 8.2%, reflecting an 8.9% increase in Cloud revenue and a 4.1% increase in Bureau revenue. Excluding float revenue and on a constant currency basis, Cloud revenue growth reflected a 15.3% increase in Cloud recurring revenue and a 12.0% decline in Cloud professional services and other revenue.

Dayforce revenue increased 7.9%, and Powerpay revenue declined 6.8% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Powerpay is designed primarily for small market Canadian customers, which typically have fewer than 20 employees, and these customers have been more adversely affected by the COVID-19 pandemic than larger Dayforce customers. For the three months ended March 31, 2021, Ascender revenue included within Dayforce revenue was $2.1 million. Excluding float revenue and on a constant currency basis, Dayforce revenue increased 11.1%, reflecting a 19.2% increase in Dayforce recurring revenue partially offset by an 11.8% decline in Dayforce professional services and other revenue. Excluding float revenue and on a constant currency basis, Powerpay revenue declined 8.8%.

Float revenue included in recurring revenue was $10.7 million and $19.6 million for the three months ended March 31, 2021, and 2020, respectively. Float revenue allocated to Cloud revenue was $9.6 million and $16.9 million for the three months ended March 31, 2021, and 2020, respectively. The average float balance for our customer funds for the three months ended March 31, 2021, was $4,331.9 million, compared to $4,093.3 million for the three months ended March 31, 2020, an increase of 5.8%. On a constant currency basis, the average float balance for our customer funds for the three months ended March 31, 2021, increased 1.7% compared to the three months ended March 31, 2020. The average yield was 1.02% during the three months ended March 31, 2021, a decline of 91 basis points compared to the average yield during the three months ended March 31, 2020. For the three months ended March 31, 2021, approximately 30% of our average float balance consisted of international customer funds, compared to approximately 31% for the three months ended March 31, 2020.

Cost of revenue. Total cost of revenue for the three months ended March 31, 2021, was $141.3 million, an increase of $19.1 million, or 15.6%, compared to the three months ended March 31, 2020. Recurring cost of revenue for the three months ended March 31, 2021, increased $7.5 million, or 14.4%, compared with the three months ended March 31, 2020, primarily due to additional costs related to global expansion, including Ascender costs classified among both Cloud and Bureau and Excelity costs classified as Bureau, and costs to support the growing Dayforce customer base. Professional services and other cost of revenue increased $2.1 million, or 4.9%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to additional costs incurred to take new customers live.

Product development and management expense increased $8.2 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase reflects additional personnel costs and Dayforce product development efforts that are not eligible for capitalization and additional stock-based compensation and severance costs. For the three months ended March 31, 2021, and 2020, our investment in software development was $26.2 million and $17.2 million, respectively, consisting of $15.2 million and $8.1 million, of research and development expense, which is included within product development and management expense, and $11.0 million and $9.1 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $1.3 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, as we continue to capitalize Dayforce related and other development costs and subsequently to amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended March 31,
	2021	2020
Total gross margin	39.7%	45.1%
Gross margin by solution:
Cloud recurring	72.2%	72.6%
Bureau recurring	55.3%	64.6%
Professional services and other	(16.1)%	(3.4)%

Total gross margin is defined as total gross profit as a percentage of total revenue, inclusive of product development and management costs, as well as depreciation and amortization associated with cost of revenue. Gross margin for each solution in the

30 |       Q1 2021 Form 10-Q

table above is defined as total revenue less cost of revenue for the applicable solution as a percentage of total revenue for that related solution, exclusive of any product development and management or depreciation and amortization cost allocations.

Total gross margin for the three months ended March 31, 2021, declined 540 basis points compared to total gross margin for the three months ended March 31, 2020, and gross profit declined by $7.3 million, or 7.3%. The $7.3 million decline in gross profit was primarily attributable to the $8.9 million decline in float revenue for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Cloud recurring gross margin was 72.2% for the three months ended March 31, 2021, compared to 72.6% for the three months ended March 31, 2020. Excluding float revenue, Cloud recurring gross margin was 70.4% for the three months ended March 31, 2021, compared to 69.2% for the three months ended March 31, 2020. The increase in Cloud recurring gross margin, excluding float revenue, reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 70% as of March 31, 2020, to 76% as of March 31, 2021, and was also attributable to consistent configuration that has enabled us to continue to realize economies of scale in hosting and customer support. Bureau recurring gross margin declined from 64.6% for the three months ended March 31, 2020, to 55.3% for the three months ended March 31, 2021, primarily due to lower Bureau recurring revenue, including lower high margin float revenue, as well as the acquisitions of Excelity, which is classified as a Bureau solution, and Ascender, which has both Cloud and Bureau solutions. Professional services and other gross margin was (16.1)% for the three months ended March 31, 2021, compared to (3.4)% for the three months ended March 31, 2020, reflecting lower revenue from clocks shipments of approximately $2 million. In the first quarter last year, revenue from clocks shipments was the highest quarter in our history.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $21.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, and certain other non-recurring charges; selling, general, and administrative expenses would have increased by $10.2 million. This adjusted increase reflects an increase of $5.4 million in general and administrative expense and $4.8 million in sales and marketing expense, both of which are primarily driven by employee-related costs. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Interest expense, net. Interest expense, net was $5.6 million and $6.9 million for the three months ended March 31, 2021, and 2020, respectively. The decrease was primarily due to a reduction in LIBOR rates generally as well as our term loan repricing completed on February 19, 2020.

Other expense, net. For the three months ended March 31, 2021, and 2020, we incurred other expense, net of $4.6 million and $2.6 million, respectively. Other expense, net was primarily comprised of $2.2 million of net periodic pension expense, $1.9 million of foreign currency translation loss, and $0.5 million of asset impairment charges for the three months ended March 31, 2021.  For the three months ended March 31, 2020, other expense, net was primarily comprised of $1.8 million of foreign currency translation loss and $0.8 million of net periodic pension expense.

Income tax expense. For the three months ended March 31, 2021, and 2020, we recorded income tax expense of $6.6 million and $8.2 million, respectively. The $1.6 million reduction in income tax expense was primarily due to the $6.2 million tax benefit from current operations and a $1.9 million tax benefit attributable to unremitted foreign earnings, partially offset by a $6.0 million tax expense increase attributable to non-deductible stock-based compensation.

Net (loss) income. We realized net loss of $19.2 million for the three months ended March 31, 2021, compared to net income of $8.6 million for the three months ended March 31, 2020.

Adjusted EBITDA. Adjusted EBITDA declined by $10.7 million to $44.5 million, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, and Adjusted EBITDA margin was 19.0% for the three months ended March 31, 2021, compared with Adjusted EBITDA margin of 24.8% for the three months ended March 31, 2020. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

31 |       Q1 2021 Form 10-Q

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, borrowings under our Revolving Credit Facility, and proceeds from debt issuances and equity offerings. As of March 31, 2021, we had cash and equivalents of $339.6 million and our total debt balance was $1,248.3 million.

On March 5, 2021, we completed the private offering of $500.0 million Notes, and on March 16, 2021, the initial purchasers exercised their full option to purchase an additional $75.0 million Notes, resulting in an aggregate principal amount of $575.0 million. The total net proceeds from the offering, after deducting initial purchase discounts and issuance costs, were $561.8 million. In connection with the Notes, we entered into capped call transactions which are expected to reduce the potential dilution of our common stock upon any conversion of the Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Notes. We used an aggregate amount of $45.0 million of the net proceeds of the Notes to purchase the capped calls. Please refer to Note 7, “Debt,” to our condensed consolidated financial statements for further information on our Notes, and the related indenture. We used the remainder of the net proceeds from the offering (i) to repay $295.0 million principal amount under the Revolving Credit Facility and pay related accrued interest and (ii) for general corporate purposes, which may include potential investments in businesses or acquisitions of companies that we may identify in the future.

On February 19, 2020, we completed the first amendment to the Senior Secured Credit Facility, in which the Term Debt interest rate was reduced from LIBOR plus 3.00% to LIBOR plus 2.50%. Further, the interest rate trigger under the applicable rating by Moody’s Investor Service was removed by the first amendment. Please refer to Note 7, “Debt,” to our condensed consolidated financial statements for further information on our Senior Secured Credit Facility.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, and product development. As of March 31, 2021, we held $2.0 million of restricted cash as collateral for bank guarantees. The bank guarantees provide financial assurance that we will fulfill certain lease obligations. The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.

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

Our customer funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. In accordance with these objectives, we maintain approximately 52% of customer funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, or collateralized short-term investments; and we maintain approximately 48% of customer funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of U.S. Treasury and agency securities, Canada government and provincial securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate, and bank securities. To maintain sufficient liquidity to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing. The assets held for customers are intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.

32 |       Q1 2021 Form 10-Q

Statements of Cash Flows

Changes in cash flows due to purchases of customer fund marketable securities and proceeds from the sale or maturity of customer fund marketable securities, as well as the carrying value of customer fund accounts as of period end dates can vary significantly due to several factors, including the specific day of the week the period ends, which impacts the timing of funds collected from customers and payments made to satisfy customer obligations to employees, taxing authorities, and others. The customer funds are fully segregated from our operating cash accounts and are evaluated and tracked separately by management. Therefore, we have provided the table below excluding the cash flows and restricted cash and equivalents held within our customer funds to provide supplemental information regarding the cash flows related to our core business.

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net cash used in operating activities, excluding customer funds	$(4.5)	$(9.8)
Net cash used in investing activities, excluding customer funds	(369.8)	(15.6)
Net cash provided by financing activities, excluding customer funds	526.8	8.7
Effect of exchange rate changes on cash and equivalents	0.9	(9.3)
Net increase (decrease) in cash and equivalents and restricted cash, excluding customer funds	153.4	(26.0)
Cash and equivalents and restricted cash, excluding customer funds at beginning of period	188.2	281.3
Cash and equivalents and restricted cash, excluding customer funds at end of period	341.6	255.3

Net customer funds restricted cash provided by operating activities	—	11.2
Net customer funds restricted cash (used in) provided by investing activities	(34.9)	24.9
Net customer funds restricted cash provided by financing activities	513.2	480.8
Effect of exchange rate changes on restricted cash and equivalents	2.5	(5.2)
Net increase in restricted cash and equivalents including customer funds	480.8	511.7
Restricted cash and equivalents included in customer funds at beginning of period	2,040.3	1,377.3
Restricted cash and equivalents included in customer funds at end of period	2,521.1	1,889.0

Net increase in cash, restricted cash, and equivalents	634.2	485.7
Cash, restricted cash, and equivalents at beginning of period	2,228.5	1,658.6
Cash, restricted cash, and equivalents at end of period	$2,862.7	$2,144.3

Operating Activities

Net cash used in operating activities, excluding customer fund activity, was $4.5 million during the three months ended March 31, 2021, primarily attributable to net working capital reductions of $28.5 million and net loss of $19.2 million, largely offset by the net impact of adjustments for certain non-cash items of $43.2 million, including $22.8 million of non-cash share-based compensation expense and $15.0 million of depreciation and amortization. The net working capital reductions included a $24.7 million reduction in liabilities for employee compensation and benefits due to payments of accrued commissions and incentive compensation, an $8.1 million increase in accounts receivable due to timing of receipts, a $7.1 million increase in prepaid expenses and other current assets, primarily due to payments for annual maintenance contracts, partially offset by an increase of $8.6 million of accrued taxes primarily due to tax accruals. Included within net cash flows provided by operating activities for the three months ended March 31, 2021, was $4.4 million in cash interest payments on our long-term debt and $0.2 million in cash tax payments, net of refunds.

Net cash used in operating activities, excluding customer funds activity, was $9.8 million during the three months ended March 31, 2020, primarily attributable to net working capital adjustments, partially offset by net income of $8.6 million and the net impact of adjustments for certain non-cash items of $30.3 million, including $12.5 million of non-cash share-based compensation expense and $11.8 million of depreciation and amortization. The net working capital reductions included a $26.4 million reduction in liabilities for employee compensation and benefits due to payments of accrued incentive and compensation and a $7.5 million increase in assets for prepaid expenses and other current assets, primarily due to annual maintenance contracts. Included within net cash flows provided by operating activities for the three months ended March 31, 2020, was $7.8 million in cash interest payments on our long-term debt and $2.9 million in cash tax payments.

33 |       Q1 2021 Form 10-Q

Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities, excluding customer funds activity, was $369.8 million, consisting of acquisition costs, net of cash acquired of $354.5 million and capital expenditures of $15.3 million. Our capital expenditures included $11.9 million for software and technology and $3.4 million for property and equipment.

During the three months ended March 31, 2020, net cash used in investing activities, excluding customer funds activity, was $15.6 million, related to capital expenditures. Our capital expenditures included $10.7 million for software and technology and $4.9 million for property and equipment.

Financing Activities

Net cash provided by financing activities, excluding the change in customer fund obligations, was $526.7 million during the three months ended March 31, 2021. This cash inflow is primarily attributable to proceeds from the issuance of our Notes of $561.8 million, proceeds from issuance of common stock upon exercise of stock options of $11.3 million, partially offset by the purchase of the capped calls related to the Notes of $45.0 million and payments on our long-term debt obligations of $1.3 million.

Net cash provided by financing activities, excluding the change in customer fund obligations, was $8.7 million during the three months ended March 31, 2020. This cash inflow is primarily attributable to proceeds from the issuance of common stock under share-based compensation plans of $11.4 million, partially offset by payments on our long-term debt obligations of $2.7 million. The payments on our long-term debt obligations included $1.7 million in payments towards our Senior Term Loan and $1.0 million in payments towards our financing lease obligations.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2021, our remaining performance obligations were approximately $914.5 million. Please refer to Note 10, “Revenue,” to our condensed consolidated financial statements for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Critical Accounting Policies and Estimates

During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in our 2020 Form 10-K.

Non-GAAP Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors. We define Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, as adjusted to exclude foreign exchange gain (loss), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, and certain other non-recurring charges. Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of total revenue. Management believes that Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the control of operating management.

34 |       Q1 2021 Form 10-Q

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net (loss) income	$(19.2)	$8.6
Interest expense, net	5.6	6.9
Income tax expense	6.6	8.2
Depreciation and amortization	15.0	11.8
EBITDA (a)	8.0	35.5
Foreign exchange loss	1.9	1.8
Share-based compensation (b)	23.0	12.7
Severance charges (c)	2.1	4.0
Restructuring consulting fees (d)	7.8	1.5
Other non-recurring charges (e)	1.7	(0.3)
Adjusted EBITDA	$44.5	$55.2
Adjusted EBITDA margin	19.0%	24.8%

(a)	We define EBITDA as net income or loss before interest, taxes, and depreciation and amortization.
(b)	Represents share-based compensation expense and related employer taxes.
(c)	Represents costs for severance compensation paid to employees whose positions have been eliminated or who have been terminated not for cause.
(d)

Represents consulting fees and expenses incurred during the periods presented in connection with any acquisition, investment, disposition, recapitalization, equity offering, issuance or repayment of debt, issuance of equity interests, or refinancing.

(e)

Represents (1) in 2021 the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, (2) charges of $0.3 million during 2021 related to the

35 |       Q1 2021 Form 10-Q

abandonment of certain leased facilities, and (3) recovery in 2020 of duplicate payments associated with an isolated service incident.

The following tables present a reconciliation of our reported results to our non-GAAP Adjusted EBITDA basis for all periods presented:

	Three Months Ended March 31, 2021
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring	$59.7	$2.3	$0.7	$—	$56.7
Professional services and other	44.7	1.9	—	—	42.8
Product development and management	25.8	3.1	0.2	—	22.5
Depreciation and amortization	11.1	—	—	—	11.1
Total cost of revenue	141.3	7.3	0.9	—	133.1
Sales and marketing	46.1	2.8	0.8	—	42.5
General and administrative	49.5	12.9	0.4	8.1	28.1
Operating (loss) profit	(2.4)	23.0	2.1	8.1	30.8
Other expense, net	4.6	—	—	3.3	1.3
Depreciation and amortization	15.0	—	—	—	15.0
EBITDA	$8.0	$23.0	$2.1	$11.4	$44.5

(a)

Other operating expenses includes foreign exchange loss, restructuring consulting fees, the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, and charges related to the abandonment of certain leased facilities.

	Three Months Ended March 31, 2020
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring	$52.2	$0.8	$0.8	$—	$50.6
Professional services and other	42.6	0.5	0.8	—	41.3
Product development and management	17.6	0.9	0.3	—	16.4
Depreciation and amortization	9.8	—	—	—	9.8
Total cost of revenue	122.2	2.2	1.9	—	118.1
Sales and marketing	40.7	2.2	0.8	—	37.7
General and administrative	33.5	8.3	1.3	1.2	22.7
Operating profit	26.3	12.7	4.0	1.2	44.2
Other expense, net	2.6	—	—	1.8	0.8
Depreciation and amortization	11.8	—	—	—	11.8
EBITDA	$35.5	$12.7	$4.0	$3.0	$55.2

(a)	Other operating expenses includes foreign exchange loss, restructuring consulting fees, and other non-recurring charges.

36 |       Q1 2021 Form 10-Q

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

Interest Rate Risk. In certain jurisdictions, we collect funds for payment of payroll and taxes; temporarily hold such funds in segregated accounts until payment is due; remit the funds to the customers’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. We invest the U.S. customer trust funds in high- quality bank deposits, money market mutual funds, or collateralized short-term investments. We may also invest these funds in U.S. Treasury and agency securities, as well as highly rated asset-backed, mortgage-backed, municipal, and corporate securities. Our Canadian customer trust funds are invested in high quality bank deposits, securities issued by the government and provinces of Canada, as well as highly rated Canadian bank, corporate, asset-backed, and mortgage securities.

Based on current market conditions, portfolio composition and investment practices, a 100 basis point increase in market investment rates would result in approximately $19 million increase in float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with changes in float revenue.

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

We do not believe that a change in interest rates of 100 basis points would have a material effect on our operating results or financial condition. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

A 100 basis point increase in LIBOR rates would result in an approximately $7 million increase in our interest expense, net over the ensuing twelve-month period.

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by the company or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. In 2020, we contributed $105.0 million to the U.S. pension plan, which represented $17.0 million of required minimum contributions and $88.0 million of voluntary contributions. The effective discount rate used in accounting for pension and other benefit obligations in 2020 ranged from 1.42% to 1.87%. The expected rate of return on plan assets for qualified pension benefits in 2021 is 2.70%.

37 |       Q1 2021 Form 10-Q

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

38 |       Q1 2021 Form 10-Q

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 with the exception of the items listed below, related to the issuance of the Notes and related Capped Calls in March 2021.

The accounting method for the Notes could adversely affect our reported financial condition and results of operations.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

Under applicable accounting principles, the initial liability carrying amount of the Notes was the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, non-convertible debt. We reflect the difference between the net proceeds from the offering of the Notes and the initial carrying amount as a debt discount for accounting purposes, which is amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock and the Notes. However, in August 2020, the Financial Accounting Standards Board published an ASU, which we refer to as ASU 2020-06, that in certain cases will eliminate the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. When effective, we expect to qualify for the elimination of the separate accounting described above which, as a result, will reduce the interest expense that we expect to recognize for the Notes for accounting purposes.

In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Notes in our diluted earnings per share. Under this method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, ASU 2020-06 amends these accounting standards, effective as of the dates referred to above, to change the criteria to qualify for application of the treasury stock method for convertible instruments and instead may require application of the “if-converted” method. Under the “if-converted” method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. If we are required to apply the “if-converted” method, it may reduce our reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

The Capped Calls may affect the value of the Notes and our common stock.

In connection with the pricing of the Notes, we entered into the Capped Calls. Please refer to Note 7, “Debt” for additional information. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

39 |       Q1 2021 Form 10-Q

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following any conversion of the Notes, any repurchase of the Notes by us on any fundamental change repurchase date, any redemption date, or any other date on which the Notes are retired by us, in each case if we exercise our option to terminate the relevant portion of the Capped Calls. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect the ability of a noteholder to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of Notes, could affect the number of shares of common stock, if any, and value of the consideration that a noteholder will receive upon conversion of the Notes.

In addition, if any such Capped calls fails to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock and the value of the Notes.

The Capped Calls are separate transactions (in each case that we entered into with the option counterparties), are not part of the terms of the Notes and will not change the holders’ rights under the Notes. A noteholder will not have any rights with respect to the Capped Calls.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the Capped Calls, and the Capped Call may not operate as planned.

The option counterparties are financial institutions, and we are subject to the risk that they might default under the Capped Calls. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.

In addition, the Capped Calls are complex, and they may not operate as planned. For example, the terms of the Capped Calls may be subject to adjustment, modification, or in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Calls.

Provisions in the indenture under which the Notes were issued could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Notes and the indenture, dated as of March 5, 2021, between Wells Fargo Bank, National Association, as trustee, and us (the “Indenture”) could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the Indenture), then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the Indenture), then we may be required to temporarily increase the conversion rate (as defined in the Indenture). In either case, and in other cases, our obligations under the Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

Conversion of the Notes may dilute the ownership interest of existing stockholders.

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect our common stock’s prevailing market prices. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations.

Under certain circumstances, noteholders may convert their Notes at their option prior to the scheduled maturities. Upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be obligated

40 |       Q1 2021 Form 10-Q

to make cash payments. In addition, noteholders will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date (as defined in the Indenture). Although it is our intention and we currently expect to settle the conversion value of the Notes in cash up to the principal amount and any excess in shares, there is a risk that we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Notes when the Indenture requires the repurchase or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. In addition, even if noteholders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current, rather than long-term, liability, which would result in a material reduction of our net working capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

41 |       Q1 2021 Form 10-Q

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

3.1**	Fourth Amended and Restated Certificate of Incorporation of Ceridian HCM Holding Inc.

4.1

Indenture, dated as of March 5, 2021, between Ceridian HCM Holding Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 5, 2021).

4.2	Form of 0.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 5, 2021).

10.1	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 5, 2021).

10.2**	Employment Agreement, effective July 30, 2020, between Joseph B. Korngiebel and Ceridian HCM, Inc.

10.3**	Separation Agreement, Release, and Consulting Agreement, effective February 16, 2021, between Scott A. Kitching and Ceridian Canada Ltd.

10.4**	Employment Agreement, effective February 26, 2021, between Rakesh Subramanian and Ceridian HCM, Inc.

10.5**	Amendment to Employee Agreement, effective March 15, 2021, between Rakesh Subramanian and Ceridian HCM, Inc.

10.6*	2021 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 26, 2021).

10.7*

Form of Performance Stock Unit Award Agreement (for awards made after February 25, 2021) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 26, 2021).

10.8*	Form of Stock Option Award Agreement (for awards made after February 25, 2021) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on February 26, 2021).

10.9*

Form of Restricted Stock Unit Award Agreement (for awards made after February 25, 2021) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 26, 2021).

10.10*

Form of Restricted Stock Unit Award Agreement (for Canadian executive awards made after February 25, 2021) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on February 26, 2021).

10.11*

Form of Performance Stock Unit Award Agreement (for Canadian executive awards made after February 25, 2021) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on February 26, 2021).

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

42 |       Q1 2021 Form 10-Q

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensatory plan or arrangement.
**	Filed herewith.

43 |       Q1 2021 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: May 5, 2021	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Noémie C. Heuland
		Name:	Noémie C. Heuland
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

44 |       Q1 2021 Form 10-Q