Form 10-Q
period 2021-09-30
Ceridian HCM Holding Inc.
filed 2021-11-03
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 151,331,281 shares of Common Stock, $0.01 par value per share, as of October 27, 2021.

Ceridian HCM Holding Inc.

2 |       Q3 2021 Form 10-Q

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

3 |       Q3 2021 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
(Dollars in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$378.8	$188.2
Restricted cash	1.9	—
Trade and other receivables, net	116.6	101.1
Prepaid expenses and other current assets	86.0	73.9
Total current assets before customer funds	583.3	363.2
Customer funds	5,380.3	3,759.4
Total current assets	5,963.6	4,122.6
Right of use lease asset	31.2	27.9
Property, plant, and equipment, net	143.5	136.4
Goodwill	2,318.1	2,031.8
Other intangible assets, net	332.4	195.0
Other assets	212.7	187.6
Total assets	$9,001.5	$6,701.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.3	$7.2
Current portion of long-term lease liabilities	9.7	10.5
Accounts payable	42.4	38.9
Deferred revenue	46.5	24.4
Employee compensation and benefits	68.3	64.6
Other accrued expenses	34.1	20.5
Total current liabilities before customer funds obligations	209.3	166.1
Customer funds obligations	5,345.5	3,697.8
Total current liabilities	5,554.8	3,863.9
Long-term debt, less current portion	1,121.8	660.6
Employee benefit plans	22.1	24.4
Long-term lease liabilities, less current portion	36.5	33.6
Other liabilities	44.5	20.6
Total liabilities	6,779.7	4,603.1
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 151,165,177 and 148,571,412 shares issued and outstanding, respectively	1.5	1.5
Additional paid in capital	2,805.7	2,606.5
Accumulated deficit	(299.7)	(233.8)
Accumulated other comprehensive loss	(285.7)	(276.0)
Total stockholders’ equity	2,221.8	2,098.2
Total liabilities and equity	$9,001.5	$6,701.3

See accompanying notes to condensed consolidated financial statements.

4 |       Q3 2021 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions, except share and per share data, unaudited)
Revenue:
Recurring	$215.0	$168.1	$619.1	$508.7
Professional services and other	42.2	36.3	123.0	111.0
Total revenue	257.2	204.4	742.1	619.7
Cost of revenue:
Recurring	66.0	54.3	191.1	155.8
Professional services and other	48.9	40.2	140.9	120.7
Product development and management	36.6	22.9	94.2	57.5
Depreciation and amortization	12.6	10.3	37.5	29.9
Total cost of revenue	164.1	127.7	463.7	363.9
Gross profit	93.1	76.7	278.4	255.8
Selling, general, and administrative	109.1	77.3	316.5	226.1
Operating (loss) profit	(16.0)	(0.6)	(38.1)	29.7
Interest expense, net	10.0	5.9	25.5	19.4
Other expense (income), net	3.4	(0.2)	16.2	2.7
(Loss) income before income taxes	(29.4)	(6.3)	(79.8)	7.6
Income tax benefit	(8.5)	(5.5)	(13.9)	(5.7)
Net (loss) income	$(20.9)	$(0.8)	$(65.9)	$13.3
Net (loss) income per share:
Basic	$(0.14)	$(0.01)	$(0.44)	$0.09
Diluted	$(0.14)	$(0.01)	$(0.44)	$0.09
Weighted-average shares outstanding:
Basic	150,450,595	147,141,403	149,083,666	145,798,169
Diluted	150,450,595	147,141,403	149,083,666	152,105,719

See accompanying notes to condensed consolidated financial statements.

5 |       Q3 2021 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions, except share data, unaudited)
Net (loss) income	$(20.9)	$(0.8)	$(65.9)	$13.3
Items of other comprehensive (loss) income before income taxes:
Change in foreign currency translation adjustment	(19.7)	12.8	4.3	(14.7)
Change in unrealized (loss) gain from invested customer funds	(8.4)	(0.2)	(30.5)	43.3
Change in pension liability adjustment (a)	3.8	3.3	11.4	9.9
Other comprehensive (loss) income before income taxes	(24.3)	15.9	(14.8)	38.5
Income tax (benefit) expense, net	(1.3)	1.4	(5.1)	14.3
Other comprehensive (loss) income after income taxes	(23.0)	14.5	(9.7)	24.2
Comprehensive (loss) income	$(43.9)	$13.7	$(75.6)	$37.5

(a)

The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other expense, net was $3.8 million and $3.3 million during the three months ended September 30, 2021, and 2020, respectively, and $11.3 million and $9.9 million during the nine months ended September 30, 2021, and 2020, respectively.

See accompanying notes to condensed consolidated financial statements.

6 |       Q3 2021 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
	(Dollars in millions, except share data, unaudited)
Balance as of December 31, 2020	148,571,412	$1.5	$2,606.5	$(233.8)	$(276.0)	$2,098.2
Net loss	—	—	—	(19.2)	—	(19.2)
Issuance of common stock under share-based compensation plans	341,975	—	11.3	—	—	11.3
Share-based compensation	—	—	22.8	—	—	22.8
Equity component of convertible senior notes	—	—	77.7	—	—	77.7
Purchase of capped calls related to convertible senior notes	—	—	(33.0)	—	—	(33.0)
Foreign currency translation	—	—	—	—	11.0	11.0
Change in unrealized gain, net of tax of ($4.4)	—	—	—	—	(12.3)	(12.3)
Change in pension liability adjustment, net of tax of $1.0	—	—	—	—	2.8	2.8
Balance as of March 31, 2021	148,913,387	$1.5	$2,685.3	$(253.0)	$(274.5)	$2,159.3
Net loss	—	—	—	(25.8)	—	(25.8)
Issuance of common stock under share-based compensation plans	838,862	—	23.1	—	—	23.1
Share-based compensation	—	—	31.4	—	—	31.4
Foreign currency translation	—	—	—	—	13.0	13.0
Change in unrealized gain, net of tax of ($1.4)	—	—	—	—	(4.0)	(4.0)
Change in pension liability adjustment, net of tax of $1.0	—	—	—	—	2.8	2.8
Balance as of June 30, 2021	149,752,249	$1.5	$2,739.8	$(278.8)	$(262.7)	$2,199.8
Net loss	—	—	—	(20.9)	—	(20.9)
Issuance of common stock under share-based compensation plans	1,412,928	—	36.5	—	—	36.5
Share-based compensation	—	—	29.4	—	—	29.4
Foreign currency translation	—	—	—	—	(19.7)	(19.7)
Change in unrealized loss, net of tax of ($2.3)	—	—	—	—	(6.1)	(6.1)
Change in pension liability adjustment, net of tax of $1.0	—	—	—	—	2.8	2.8
Balance as of September 30, 2021	151,165,177	$1.5	$2,805.7	$(299.7)	$(285.7)	$2,221.8

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
	(Dollars in millions, except share data, unaudited)
Balance as of December 31, 2019	144,386,618	$1.4	$2,449.1	$(229.8)	$(338.4)	$1,882.3
Net income	—	—	—	8.6	—	8.6
Issuance of common stock under share-based compensation plans	551,328	—	11.4	—	—	11.4
Share-based compensation	—	—	12.5	—	—	12.5
Foreign currency translation	—	—	—	—	(49.1)	(49.1)
Change in unrealized gain, net of tax of $6.0	—	—	—	—	17.4	17.4
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.5	2.5
Balance as of March 31, 2020	144,937,946	$1.4	$2,473.0	$(221.2)	$(367.6)	$1,885.6
Net income	—	—	—	5.5	—	5.5
Issuance of common stock under share-based compensation plans	1,865,986	0.1	40.1	—	—	40.2
Share-based compensation	—	—	15.3	—	—	15.3
Foreign currency translation	—	—	—	—	21.6	21.6
Change in unrealized gain, net of tax of $5.1	—	—	—	—	15.0	15.0
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.5	2.5
Balance as of June 30, 2020	146,803,932	$1.5	$2,528.4	$(215.7)	$(328.5)	$1,985.7
Net loss	—	—	—	(0.8)	—	(0.8)
Issuance of common stock under share-based compensation plans	843,185	—	18.6	—	—	18.6
Share-based compensation	—	—	18.5	—	—	18.5
Foreign currency translation	—	—	—	—	12.8	12.8
Change in unrealized loss, net of tax of $0.5	—	—	—	—	(0.7)	(0.7)
Change in pension liability adjustment, net of tax of $1.1	—	—	—	—	2.2	2.2
Balance as of September 30, 2020	147,647,117	$1.5	$2,565.5	$(216.5)	$(314.2)	$2,036.3

See accompanying notes to condensed consolidated financial statements.

7 |       Q3 2021 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions, unaudited)
Net (loss) income	$(65.9)	$13.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit	(45.0)	—
Depreciation and amortization	59.3	36.9
Amortization of debt issuance costs and debt discount	11.5	0.9
Provision for doubtful accounts	1.5	1.2
Net periodic pension and postretirement cost	6.6	2.5
Non-cash share-based compensation	83.6	46.3
Other	0.6	(0.6)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(5.3)	(2.5)
Prepaid expenses and other current assets	(13.9)	(8.0)
Accounts payable and other accrued expenses	1.9	(12.0)
Deferred revenue	5.2	0.6
Employee compensation and benefits	(5.1)	(2.8)
Accrued interest	0.3	0.3
Accrued taxes	20.9	(8.7)
Other assets and liabilities	(7.3)	(20.1)
Net cash provided by operating activities	48.9	47.3
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	(500.5)	(25.3)
Proceeds from sale and maturity of customer funds marketable securities	409.2	304.1
Expenditures for property, plant, and equipment	(7.3)	(13.6)
Expenditures for software and technology	(38.4)	(30.6)
Acquisition costs, net of cash and restricted cash acquired	(373.5)	(58.3)
Net cash (used in) provided by investing activities	(510.5)	176.3
Cash Flows from Financing Activities
Increase (decrease) in customer funds obligations, net	1,631.0	(601.4)
Proceeds from issuance of common stock under share-based compensation plans	70.9	70.2
Repayment of long-term debt obligations	(4.3)	(7.9)
Proceeds from revolving credit facility	295.0	295.0
Repayment of revolving credit facility	(295.0)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	561.8	—
Purchases of capped calls related to convertible senior notes	(45.0)	—
Net cash provided by (used in) financing activities	2,214.4	(244.1)
Effect of exchange rate changes on cash, restricted cash, and equivalents	(0.5)	(7.9)
Net increase (decrease) in cash, restricted cash, and equivalents	1,752.3	(28.4)
Cash, restricted cash, and equivalents at beginning of period	2,228.5	1,658.6
Cash, restricted cash, and equivalents at end of period	$3,980.8	$1,630.2
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$378.8	$554.6
Restricted cash	1.9	—
Restricted cash and equivalents included in customer funds	3,600.1	1,075.6
Total cash, restricted cash, and equivalents	$3,980.8	$1,630.2

See accompanying notes to condensed consolidated financial statements.

8 |       Q3 2021 Form 10-Q

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

9 |       Q3 2021 Form 10-Q

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, included within Other assets on our condensed consolidated balance sheets were $133.1 million and $132.9 million as of September 30, 2021, and December 31, 2020, respectively. Amortization expense for the deferred costs was $11.7 million and $9.8 million for the three months ended September 30, 2021, and 2020, respectively, and $34.0 million and $27.9 million for the nine months ended September 30, 2021, and 2020, respectively.

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

10 |       Q3 2021 Form 10-Q

3. Business Combinations

Ideal

On April 30, 2021, we completed the purchase of 100% of the outstanding shares of O5 Systems, Inc. dba Ideal (“Ideal”) for $41.4 million. Ideal is a talent intelligence software provider based in Toronto, Ontario, Canada.

The financial results of Ideal have been included within our condensed consolidated financial statements from the acquisition date forward and are classified as Cloud. For the three and nine months ended September 30, 2021, Ideal revenue included within our condensed consolidated statement of operations was $0.9 million and $1.6 million, respectively. The acquisition of Ideal was recorded using the acquisition method of accounting, in which the assets and liabilities assumed are recognized at their fair value. The purchase accounting has not been finalized as of September 30, 2021, but we have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Ideal. The intangible assets consist of developed technology, trade name, and customer relationships.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(Dollars in millions)
Cash and equivalents	$2.6
Trade receivables, prepaid expenses, and other current assets	0.5
Property, plant, and equipment	0.1
Goodwill	26.8
Other intangible assets	18.4
Accounts payable and other current liabilities	(3.6)
Other non-current liabilities	(3.4)
Total purchase price	$41.4

Ascender

On March 1, 2021, we completed the purchase of 100% of the outstanding shares of Ascender HCM Pty Ltd. (“Ascender”) for $359.6 million. Ascender is a payroll and human resources solutions provider in the Asia Pacific Japan region. We entered into a forward foreign currency contract to hedge the purchase price for the Ascender acquisition which was denominated in Australian dollars, resulting in the recognition of a realized gain of $4.2 million included as a component of other expense, net in our condensed consolidated statement of operations.

The financial results of Ascender have been included within our condensed consolidated financial statements from the acquisition date forward and are classified among both Cloud and Bureau solutions. For the three and nine months ended September 30, 2021, Ascender revenue included within our condensed consolidated statement of operations was $20.4 million and $50.0 million, respectively. The acquisition of Ascender was recorded using the acquisition method of accounting, in which the assets and liabilities assumed are recognized at their fair value. The purchase accounting has not been finalized as of September 30, 2021, but we have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Ascender. During the three months ended September 30, 2021, we continued to refine our purchase accounting, resulting in certain reclassifications among balance sheet accounts, primarily goodwill and other intangible assets. The intangible assets consist of customer relationships, trade name, and developed technology.

11 |       Q3 2021 Form 10-Q

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(Dollars in millions)
Cash and equivalents	$5.1
Restricted cash	2.0
Trade receivables, prepaid expenses, and other current assets	16.0
Customer funds	18.9
Property, plant, and equipment and other assets	20.3
Goodwill	263.4
Other intangible assets	137.0
Accounts payable and other current liabilities	(31.4)
Customer funds obligations	(18.8)
Other non-current liabilities	(52.9)
Total purchase price	$359.6

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

4. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	September 30, 2021
	Level 1	Level 2		Level 3	Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$1,780.2	(a)	$—	$1,780.2
Total assets measured at fair value	$—	$1,780.2		$—	$1,780.2

	December 31, 2020
	Level 1	Level 2		Level 3	Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$1,719.1	(a)	$—	$1,719.1
Total assets measured at fair value	$—	$1,719.1		$—	$1,719.1

(a)	Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

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

12 |       Q3 2021 Form 10-Q

intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.  In the U.S. and Canada, these customer funds are held in trusts.

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $9.9 million and $10.6 million for the three months ended September 30, 2021, and 2020, respectively, and $31.0 million and $41.7 million for the nine months ended September 30, 2021, and 2020, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of September 30, 2021, and December 31, 2020, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	September 30, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$3,575.5	$—	$—	$3,579.0
Available for sale investments:
U.S. government and agency securities	568.8	13.3	(2.3)	579.8
Canadian and provincial government securities	396.6	8.3	(0.6)	404.3
Corporate debt securities	506.6	11.5	(1.1)	517.0
Asset-backed securities	167.5	2.4	(0.1)	169.8
Mortgage-backed securities	3.7	0.1	—	3.8
Other short-term investments	34.5	—	—	34.5
Other securities	71.2	0.1	(0.3)	71.0
Total available for sale investments	1,748.9	35.7	(4.4)	1,780.2
Invested customer funds	5,324.4	$35.7	$(4.4)	5,359.2
Receivables	21.1			21.1
Total customer funds	$5,345.5			$5,380.3

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$2,027.1	$—	$—	$2,027.1
Available for sale investments:
U.S. government and agency securities	494.0	21.6	(0.1)	515.5
Canadian and provincial government securities	396.4	15.5	—	411.9
Corporate debt securities	548.5	19.4	—	567.9
Asset-backed securities	192.2	4.9	—	197.1
Mortgage-backed securities	9.9	0.2	—	10.1
Other securities	16.5	0.1	—	16.6
Total available for sale investments	1,657.5	61.7	(0.1)	1,719.1
Invested customer funds	3,684.6	$61.7	$(0.1)	3,746.2
Receivables	13.2			13.2
Total customer funds	$3,697.8			$3,759.4

13 |       Q3 2021 Form 10-Q

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2021
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
U.S. government and agency securities	$(2.3)	$231.9	$—	$—	$(2.3)	$231.9
Canadian and provincial government securities	(0.6)	69.1	—	—	(0.6)	69.1
Corporate debt securities	(1.1)	140.6	—	—	(1.1)	140.6
Asset-backed securities	(0.1)	36.5	—	—	(0.1)	36.5
Other securities	(0.3)	51.8	—	—	(0.3)	51.8
Total available for sale investments	$(4.4)	$529.9	$—	$—	$(4.4)	$529.9

Management does not believe that any individual unrealized loss was unrecoverable as of September 30, 2021. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at September 30, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	September 30, 2021
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$3,933.9	$3,940.8
Due in one to three years	738.0	759.4
Due in three to five years	528.4	529.4
Due after five years	124.1	129.6
Invested customer funds	$5,324.4	$5,359.2

6. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows:

(Dollars in millions)
Balance at December 31, 2019	$1,973.5
Acquisition	42.7
Translation	15.6
Balance at December 31, 2020	2,031.8
Acquisitions	290.2
Translation	(3.9)
Balance at September 30, 2021	$2,318.1

Please refer to Note 3, “Business Combinations,” for further discussion of the Ascender and Ideal acquisitions.

14 |       Q3 2021 Form 10-Q

Intangible Assets

Other intangible assets consisted of the following:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$304.2	$(218.3)	$85.9	4-15
Trade name	184.3	(3.0)	181.3	3-5 and Indefinite
Technology	231.9	(166.7)	65.2	3-5
Total other intangible assets	$720.4	$(388.0)	$332.4

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$229.0	$(212.1)	$16.9	5-15
Trade name	177.7	(2.5)	175.2	3-5 and Indefinite
Technology	159.5	(156.6)	2.9	3-4
Total other intangible assets	$566.2	$(371.2)	$195.0

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

Amortization expense related to definite-lived intangible assets was $7.3 million and $0.8 million for the three months ended September 30, 2021, and 2020, respectively, and $19.3 million and $1.6 million for the nine months ended September 30, 2021, and 2020 respectively.

15 |       Q3 2021 Form 10-Q

7. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	September 30,	December 31,
	2021	2020
	(Dollars in millions)
Term Debt, interest rate of 2.6%	$659.6	$664.7
Revolving Credit Facility ($300.0 million available capacity less amounts reserved for letters of credit, which were $2.3 million and $0.4 million, respectively)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	—
Australia Line of Credit (AUD $2.8 million letter of credit capacity as of September 30, 2021, which was fully utilized; USD $2.0 million as of September 30, 2021)	—	—
Canada Line of Credit (CAD $7.0 million letter of credit capacity as of December 31, 2020, which was fully utilized; USD $5.4 million as of December 31, 2020)	—	—
Financing lease liabilities (Please refer to Note 13)	9.9	8.8
Total debt	1,244.5	673.5
Less unamortized discount on Term Debt and Convertible Senior Notes	100.1	1.2
Less unamortized debt issuance costs on Term Debt and Convertible Senior Notes	14.3	4.5
Less current portion of long-term debt	8.3	7.2
Long-term debt, less current portion	$1,121.8	$660.6

Accrued interest and fees related to the debt obligations was $0.3 million and $0.1 million as of September 30, 2021, and December 31, 2020, respectively, and is included within Other accrued expenses in our condensed consolidated balance sheets.

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
16 |       Q3 2021 Form 10-Q

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

Upon conversion, we may satisfy the conversion obligation by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture under which the Notes were issued. During the quarter ended September 30, 2021, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the third quarter of 2021 and are classified as a noncurrent liability in our condensed consolidated balance sheet as of September 30, 2021.

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

17 |       Q3 2021 Form 10-Q

interest expense over the contractual term of the Notes at an effective interest rate of 5.1%. The issuance costs attributable to the equity component were netted against additional paid-in capital. The amount recorded for the equity component of the Notes was $77.7 million, net of allocated issuance costs of $2.7 million and deferred tax impact of $28.2 million.

The following table sets forth total interest expense recognized related to the Notes for the period:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(Dollars in millions)
Contractual interest expense	$0.4	$0.9
Amortization of debt discount	4.4	9.5
Amortization of debt issuance costs	0.5	1.1
Total	$5.3	$11.5

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

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
Remainder of 2021	$1.7
2022	6.8
2023	6.8
2024	6.8
2025	637.5
Thereafter	575.0
$1,234.6

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the trading price of our common stock and the limited trades of our debt, the fair value of our debt was estimated to be $1,271.0 million and $657.6 million as of September 30, 2021, and December 31, 2020, respectively. The fair value of the Notes was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at September 30, 2021 to be a Level 2 measurement as they are not actively traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

18 |       Q3 2021 Form 10-Q

8. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Periodic Pension Cost	(Dollars in millions)
Interest cost	$1.7	$3.2	$5.1	$9.6
Actuarial loss amortization	4.4	3.9	13.0	11.7
Less: Expected return on plan assets	(3.3)	(5.7)	(9.9)	(17.1)
Net periodic pension cost	$2.8	$1.4	$8.2	$4.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Periodic Postretirement Benefit	(Dollars in millions)
Interest cost	$—	$0.1	$0.1	$0.4
Actuarial gain amortization	(0.5)	(0.6)	(1.5)	(1.8)
Prior service credit amortization	(0.1)	(0.1)	(0.2)	(0.3)
Net periodic postretirement benefit gain	$(0.6)	$(0.6)	$(1.6)	$(1.7)

9. Share-Based Compensation

Our share-based compensation consists of performance-based stock options, term-based stock options, restricted stock units (“RSU”), and performance-based stock units (“PSU”). We also offer an employee stock purchase plan.

Prior to November 1, 2013, Ceridian employees participated in a share-based compensation plan of the former ultimate parent of Ceridian, the 2007 Stock Incentive Plan (“2007 SIP”). Effective November 1, 2013, although most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, as amended (“2013 SIP”), a small number of participants maintained their stock options in the 2007 SIP. Concurrent with the initial public offering (“IPO”) and legal reorganization, all outstanding stock options under the 2007 SIP were converted into options to purchase common stock of Ceridian. During the nine months ended September 30, 2021, all remaining outstanding awards under the 2007 SIP were exercised and as of September 30, 2021, there were no stock options outstanding under the 2007 SIP.

Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of September 30, 2021, there were 1,053,663 stock options and RSUs outstanding under the 2013 SIP. We do not intend to grant any additional awards under the 2007 SIP or the 2013 SIP.

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

Equity awards under the 2018 EIP vest either annually or quarterly on a pro rata basis, generally over a one-, three-, or four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of the grant. As of September 30, 2021, there were 12,280,170 stock options, RSUs, and PSUs outstanding and 13,995,938 shares available for future grants of equity awards under the 2018 EIP.

19 |       Q3 2021 Form 10-Q

Total share-based compensation expense was $29.4 million and $18.5 million for the three months ended September 30, 2021, and 2020, respectively, and $83.6 million and $46.3 million for the nine months ended September 30, 2021, and 2020, respectively.

Performance-Based Stock Options

Performance-based stock option activity under the 2007 SIP, the 2013 SIP, and the 2018 EIP was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2020	1,844,279	$64.55	9.2	$77.5
Granted	—	—	—	—
Exercised	(45,695)	(59.23)	—	—
Forfeited or expired	(1,347)	—	—	—
Performance-based options outstanding at September 30, 2021	1,797,237	$64.68	8.5	$86.2
Performance-based options exercisable at September 30, 2021	85,650	$53.12	6.8	$5.1

In 2020, 1,500,000 performance-based stock options (“Performance Option Award”) were granted under the 2018 EIP with an exercise price of $65.26. The vesting conditions for the Performance Option Award are based on the Company’s performance on the New York Stock Exchange (“NYSE”) with (i) 750,000 shares available to vest when the Company’s per share closing price on the NYSE meets or exceeds $110.94, or 1.7 times the exercise price, for ten consecutive trading days (“Performance Metric #1”) and (ii) the remaining 750,000 shares are available to vest when the Company’s per share closing price on the NYSE meets or exceeds $130.52, or 2.0 times the exercise price, for ten consecutive trading days (“Performance Metric #2”, collectively with Performance Metric #1, the “Performance Metrics”). The vesting conditions of the Performance Metrics must be achieved prior to May 8, 2025, or any unvested portion of the Performance Option Award will terminate. Further, no portion of the Performance Option Award will vest and become exercisable until May 8, 2023, the third anniversary of the Grant Date (the “Time-Based Metric”). The shares underlying Performance Metric #1, which was achieved on October 6, 2021, will vest and become exercisable on May 8, 2023 provided that continuous employment is maintained through that date. If Performance Metric #2 is met prior to satisfying the Time-Based Metric, the shares underlying Performance Metric #2 will vest and become exercisable on May 8, 2023 provided that continuous employment is maintained through that date. If the Time-Based Metric is met and Performance Metric #2 has not been met on or prior to May 8, 2025, the Performance Option Award will be terminated. A Monte Carlo simulation model was used to determine the fair value of these performance-based stock options. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. We have estimated an expected term of 5.3 years, based on the vesting period and contractual term.

As of September 30, 2021, there was $16.5 million of share-based compensation expense related to unvested performance-based stock option awards not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years.

20 |       Q3 2021 Form 10-Q

Term-Based Stock Options

Term-based stock option activity under the 2007 SIP, the 2013 SIP, and the 2018 EIP was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2020	10,983,074	$40.47	7.8	$725.9
Granted	759,126	84.07	—	—
Exercised	(2,195,664)	(26.72)	—	—
Forfeited or expired	(251,201)	(47.15)	—	—
Term-based options outstanding at September 30, 2021	9,295,335	$47.10	7.5	$609.0
Term-based options exercisable at September 30, 2021	3,901,811	$37.86	6.9	$291.7

As of September 30, 2021, there was $77.1 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

RSU activity under the 2013 SIP and the 2018 EIP was as follows:

Shares
RSUs outstanding at December 31, 2020	1,389,385
Granted	837,394
Shares issued upon vesting of RSUs	(238,502)
Forfeited or canceled	(67,569)
RSUs outstanding at September 30, 2021	1,920,708
RSUs releasable at September 30, 2021	597,364

During the nine months ended September 30, 2021, 670,757 RSUs vested. As of September 30, 2021, there were 1,323,344 unvested RSUs outstanding and 597,364 vested RSUs outstanding. As of September 30, 2021, there was $85.6 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 1.5 years.

Performance Stock Units

PSU activity under the 2018 EIP was as follows:

Shares
PSUs outstanding at December 31, 2020	135,220
Granted	348,483
Shares issued upon vesting of PSUs	(2,050)
Forfeited or canceled	(161,100)
PSUs outstanding at September 30, 2021	320,553
PSUs releasable at September 30, 2021	—

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

21 |       Q3 2021 Form 10-Q

The vesting conditions for the PSUs granted in 2021 are based on the Company’s performance criteria, including Cloud revenue and adjusted EBITDA margin goals under the Ceridian HCM Holding Inc. 2021 Management Incentive Plan (the “2021 MIP”) for the incentive period of January 1, 2021 through December 31, 2021. The maximum incentive vesting of PSUs may not exceed 150% under the 2021 MIP. Both the Cloud revenue and adjusted EBITDA margin goals are calculated based on the Company’s operating results, adjusted for foreign currency and interest rate impacts plus other unique impacts as approved by the Compensation Committee or the Board of Directors. Upon vesting of a PSU, a participant will receive shares of common stock of the Company. The probability of vesting of PSUs will continue to be evaluated throughout the period, and share-based compensation expense will be recognized in accordance with that probability. As of September 30, 2021, there was $14.6 million of share-based compensation expense related to unvested PSUs not yet recognized.

Global Employee Stock Purchase Plan

On November 9, 2018, the Board of Directors approved the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (“GESPP”), and the Company’s stockholders approved the GESPP on May 1, 2019. The GESPP authorizes the issuance of up to 2,500,000 shares of common stock to eligible participants through purchases via payroll deductions. A total of 1,940,931 shares of common stock are available for future issuances under the plan as of September 30, 2021. The purchase price is the lower of (i) 85% of the fair market value of a share of common stock on the offering date (the first trading day of the offering period commencing on January 1 and concluding on December 31) or (ii) 85% of the fair market value of a share of common stock on the purchase date. The GESPP shall continue for ten years, unless terminated sooner as provided under the GESPP. Quarterly purchase periods commence on January 1, April 1, July 1, and October 1 and shares are purchased on the last trading day of the respective purchase periods.

Our GESPP activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2021	39,484	$71.63
June 30, 2021	39,440	81.53
September 30, 2021	35,182	87.15

10. Revenue

Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring	$160.3	$122.7	$456.2	$369.3
Professional services and other	38.4	35.1	113.2	108.8
Total Dayforce revenue	198.7	157.8	569.4	478.1
Powerpay
Recurring	20.7	18.6	61.5	56.6
Professional services and other	0.2	0.3	0.8	0.8
Total Powerpay revenue	20.9	18.9	62.3	57.4
Total Cloud revenue	219.6	176.7	631.7	535.5
Bureau
Recurring	34.0	26.8	101.4	82.8
Professional services and other	3.6	0.9	9.0	1.4
Total Bureau revenue	37.6	27.7	110.4	84.2
Total revenue	$257.2	$204.4	$742.1	$619.7

22 |       Q3 2021 Form 10-Q

Recurring revenue includes float revenue of $9.9 million and $10.6 million for the three months ended September 30, 2021, and 2020, respectively, and $31.0 million and $41.7 million for the nine months ended September 30, 2021, and 2020, respectively.

Contract Balances

A contract asset is generally recorded when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Contract assets were $65.1 million and $55.2 million as of September 30, 2021, and December 31, 2020, respectively. Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Deferred revenue, beginning of period	$24.4	$25.5
New billings	399.6	313.2
Acquired billings	17.0	—
Revenue recognized	(394.0)	(312.4)
Effect of exchange rate	(0.5)	(0.2)
Deferred revenue, end of period	$46.5	$26.1

Transaction Price for Remaining Performance Obligations

In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the following represents the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied as of the end of the reporting period. As of September 30, 2021, approximately $1,026.4 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2020	$(159.7)	$38.4	$(154.7)	$(276.0)
Other comprehensive income (loss) before income taxes and reclassifications	4.3	(30.5)	0.1	(26.1)
Income tax benefit (expense)	—	8.1	(3.0)	5.1
Reclassifications to earnings	—	—	11.3	11.3
Other comprehensive income (loss)	4.3	(22.4)	8.4	(9.7)
Balance as of September 30, 2021	$(155.4)	$16.0	$(146.3)	$(285.7)

23 |       Q3 2021 Form 10-Q

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities as adjusted for the expected benefits of utilizing net operating loss carryforwards. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of September 30, 2021, we continue to record a valuation allowance of $17.9 million against deferred tax assets primarily attributable to state net operating loss carryovers.

We recorded an income tax benefit of $13.9 million during the nine months ended September 30, 2021, consisting of a $16.8 million tax benefit from current operations, a $3.5 million U.S. state tax benefit, a $1.9 million tax reduction attributed to foreign tax, and a $1.8 million tax reduction attributed to the release of tax reserves, partially offset by a $6.3 million increase attributed to the base erosion anti-abuse tax (“BEAT”) in the U.S., $1.4 million increase attributed to non-deductible acquisition costs, and a $1.2 million increase attributed to foreign capital gains tax.

There were no unrecognized tax benefits as of September 30, 2021. The total amount of unrecognized tax benefits as of December 31, 2020 were $1.8 million, including $0.3 million of accrued interest. We make adjustments to these reserves when facts and circumstances change, such as the closing of tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. For the nine months ended September 30, 2021, we released $1.8 million of our reserve primarily attributable to the conclusion of foreign tax audits. It is reasonable to expect that the amount of unrecognized tax benefits could change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or financial condition.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

13. Leases

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	September 30, 2021	December 31, 2020
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$—	$5.4
Operating lease assets	Prepaid expenses and other current assets	2.6	2.2
Operating lease assets	Right of use lease asset	31.2	27.9
Financing lease assets	Property, plant, and equipment, net	8.6	8.0
Total lease assets		$42.4	$43.5
LIABILITIES
Current
Financing lease liabilities	Current portion of long-term debt	$1.5	$0.4
Operating lease liabilities	Current portion of long-term lease liabilities	9.7	10.5
Noncurrent
Financing lease liabilities	Long-term debt, less current portion	8.4	8.4
Operating lease liabilities	Long-term lease liabilities, less current portion	36.5	33.6
Total lease liabilities		$56.1	$52.9

24 |       Q3 2021 Form 10-Q

The components of lease expense were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Lease Cost	(Dollars in millions)
Operating lease cost	$1.3	$2.4	$3.9	$7.0
Financing lease cost:
Depreciation of lease assets	0.3	0.2	1.0	0.6
Interest on lease liabilities	0.1	0.1	0.2	0.3
Sublease income	(0.6)	(1.1)	(1.9)	(3.2)
Total lease cost, net	$1.1	$1.6	$3.2	$4.7

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

25 |       Q3 2021 Form 10-Q

15. Related Party Transactions

We provide Dayforce and related services to certain companies that are considered related parties. The revenue from these related parties was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Counter-Party	Related Persons Interest	2021	2020	2021	2020
		(Dollars in millions)
FleetCor Technologies, Inc.	Shared board members. One board member is also the chief executive officer and the chairman of the counter-party's board	$0.2	$0.2	$0.5	$0.7
The Stronach Group	The brother of our chief executive officer ("CEO") was formerly the chief executive officer, and is currently a minority shareholder	—	—	0.1	0.1
Verve Senior Living	Our CEO and the brother of our CEO are currently minority shareholders	0.1	—	0.3	—
Fidelity National Financial, Inc.	Shared board members	0.1	—	0.3	0.1
Essex Technology Group, LLC	Portfolio company of Thomas H. Lee Partners, L.P. ("THL"), of which certain members of our board are managing directors	0.1	0.1	0.4	0.4
Guaranteed Rate, Inc.	Portfolio company of THL, of which certain members of our board are managing directors	0.4	0.3	1.3	0.6
HighTower Advisors, LLC	Portfolio company of THL, of which certain members of our board are managing directors. One board member also serves on the board of the counter-party	0.1	0.1	0.2	0.1
Ten-X, LLC	Portfolio company of THL, of which certain members of our board are managing directors	—	0.1	0.1	0.2
Philips Feed Services	Portfolio company of THL, of which certain members of our board are managing directors	0.1	0.1	0.2	0.2
The Dun and Bradstreet Corporation	Shared board members with Dun & Bradstreet Holdings, Inc., which owns the counter-party	*	—	*	—

*We have entered into a contract to provide Dayforce and related services to The Dun and Bradstreet Corporation.

We are party to service agreements with certain companies that are considered related parties. Payments made to the related parties were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Counter-Party	Related Persons Interest	2021	2020	2021	2020
		(Dollars in millions)
The Dun and Bradstreet Corporation	Shared board members with Dun & Bradstreet Holdings, Inc., which owns the counter-party	$—	$—	$0.4	$0.4
Manulife Financial	Shared board members. Our President and Chief Operating Officer also serves as a director	1.5	2.0	5.6	5.7

26 |       Q3 2021 Form 10-Q

16. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method. The basic and diluted net income (loss) per share computations were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions, except share and per share data)
Numerator:
Net (loss) income	$(20.9)	$(0.8)	$(65.9)	$13.3

Denominator:
Weighted-average shares outstanding - basic	150,450,595	147,141,403	149,083,666	145,798,169
Effect of dilutive equity instruments	—	—	—	6,307,550
Weighted-average shares outstanding - diluted	150,450,595	147,141,403	149,083,666	152,105,719

Net (loss) income per share - basic	$(0.14)	$(0.01)	$(0.44)	$0.09
Net (loss) income per share - diluted	$(0.14)	$(0.01)	$(0.44)	$0.09

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	5,709,780	7,430,543	5,594,020	1,213,832
Restricted stock units	564,902	767,683	555,521	15,502
Performance stock units	912,970	385,240	735,166	—

The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of September 30, 2021 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principle amount of the Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Notes. We excluded the potentially dilutive effect of the conversion spread of the Notes as the average market price of our common stock during the three and nine months ended September 30, 2021 was less than the conversion price of the Notes. In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

27 |       Q3 2021 Form 10-Q

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

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to 5,227 live Dayforce customers as of September 30, 2021. For the three and nine months ended September 30, 2021, we added 63 and 321 net new live Dayforce customers, respectively.

28 |       Q3 2021 Form 10-Q

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of coronavirus (COVID-19) to be a pandemic. The global spread of the COVID-19 pandemic has continued to create global volatility, uncertainty, and economic disruption. We have experienced and may continue to experience curtailed customer demand, primarily as a result of declining employment levels at our customers in certain sectors, such as retail and hospitality, as well as lower customer utilization of professional services, due to the effects of the COVID-19 pandemic. Additionally, the federal funds rate cuts by the U.S. Federal Reserve and the overnight rate target by the Bank of Canada have had and are expected to continue to have negative effects on our float revenue. The broader implications of the pandemic on our results of operations and overall financial performance continue to generate uncertainty. Please refer to the “Results of Operations” section below for further discussion of the financial impacts of the COVID-19 pandemic during the three and nine months ended September 30, 2021.

Recent Events

On April 30, 2021, we acquired 100% of the outstanding shares of O5 Systems, Inc. dba Ideal (“Ideal”), a talent intelligence software provider based in Toronto, Ontario for $41.4 million. The financial results of Ideal have been included in our consolidated results of operations from the acquisition date forward and are classified as a Cloud solution based on nature of services provided.

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

Live Dayforce Customers

We use the number of customers live on Dayforce as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We had 5,227 customers live on Dayforce as of September 30, 2021, compared to 4,704 customers live on Dayforce as of September 30, 2020.

29 |       Q3 2021 Form 10-Q

Constant Currency Revenue

We present revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Results of Operations” section below for further information on constant currency revenue. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.26, with a daily range of $1.23 to $1.29, for the three months ended September 30, 2021, compared to $1.33, with a daily range of $1.30 to $1.36 for the three months ended September 30, 2020. As of September 30, 2021, the U.S. dollar to Canadian dollar foreign exchange rate was $1.27.

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

30 |       Q3 2021 Form 10-Q

Results of Operations

Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020

	Three Months Ended September 30,		Increase/(Decrease)		% of Revenue
	2021	2020	Amount	%	2021	2020
	(Dollars in millions)
Revenue:
Recurring
Cloud	$181.0	$141.3	$39.7	28.1%	70.4%	69.1%
Bureau	34.0	26.8	7.2	26.9%	13.2%	13.1%
Total recurring	215.0	168.1	46.9	27.9%	83.6%	82.2%
Professional services and other	42.2	36.3	5.9	16.3%	16.4%	17.8%
Total revenue	257.2	204.4	52.8	25.8%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	49.4	41.8	7.6	18.2%	19.2%	20.5%
Bureau	16.6	12.5	4.1	32.8%	6.5%	6.1%
Total recurring	66.0	54.3	11.7	21.5%	25.7%	26.6%
Professional services and other	48.9	40.2	8.7	21.6%	19.0%	19.7%
Product development and management	36.6	22.9	13.7	59.8%	14.2%	11.2%
Depreciation and amortization	12.6	10.3	2.3	22.3%	4.9%	5.0%
Total cost of revenue	164.1	127.7	36.4	28.5%	63.8%	62.5%
Gross profit	93.1	76.7	16.4	21.4%	36.2%	37.5%
Selling, general, and administrative	109.1	77.3	31.8	41.1%	42.4%	37.8%
Operating loss	(16.0)	(0.6)	(15.4)	(2566.7)%	(6.2)%	(0.3)%
Interest expense, net	10.0	5.9	4.1	69.5%	3.9%	2.9%
Other expense (income), net	3.4	(0.2)	3.6	1800.0%	1.3%	(0.1)%
Loss before income taxes	(29.4)	(6.3)	(23.1)	(366.7)%	(11.4)%	(3.1)%
Income tax benefit	(8.5)	(5.5)	(3.0)	(54.5)%	(3.3)%	(2.7)%
Net loss	$(20.9)	$(0.8)	$(20.1)	(2512.5)%	(8.1)%	(0.4)%
Adjusted EBITDA (a)	$39.4	$33.2	$6.2	18.7%	15.3%	16.2%
Adjusted EBITDA margin (a)	15.3%	16.2%	(0.9)%	(5.6)%

(a)	Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

31 |       Q3 2021 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended September 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2021	2020	2021 vs. 2020		2021 vs. 2020
	(Dollars in millions)
Revenue:
Dayforce recurring, excluding float	$153.0	$115.1	32.9%	1.5%	31.4%
Dayforce float	7.3	7.6	(3.9)%	2.7%	(6.6)%
Total Dayforce recurring	160.3	122.7	30.6%	1.6%	29.0%
Powerpay recurring, excluding float	18.7	16.7	12.0%	6.6%	5.4%
Powerpay float	2.0	1.9	5.3%	10.6%	(5.3)%
Total Powerpay recurring	20.7	18.6	11.3%	7.0%	4.3%
Total Cloud recurring	181.0	141.3	28.1%	2.3%	25.8%
Dayforce professional services and other	38.4	35.1	9.4%	1.7%	7.7%
Powerpay professional services and other	0.2	0.3	(33.3)%	(—)%	(33.3)%
Total Cloud professional services and other	38.6	35.4	9.0%	1.7%	7.3%
Total Cloud revenue	219.6	176.7	24.3%	2.2%	22.1%
Bureau recurring, excluding float	33.4	25.7	30.0%	0.8%	29.2%
Bureau float	0.6	1.1	(45.5)%	(9.1)%	(36.4)%
Total Bureau recurring	34.0	26.8	26.9%	0.4%	26.5%
Bureau professional services and other	3.6	0.9	300.0%	(11.1)%	311.1%
Total Bureau revenue	37.6	27.7	35.7%	(—)%	35.7%
Total revenue	$257.2	$204.4	25.8%	1.9%	23.9%

Dayforce	$198.7	$157.8	25.9%	1.6%	24.3%
Powerpay	20.9	18.9	10.6%	6.9%	3.7%
Total Cloud revenue	$219.6	$176.7	24.3%	2.2%	22.1%

Dayforce, excluding float	$191.4	$150.2	27.4%	1.6%	25.8%
Powerpay, excluding float	18.9	17.0	11.2%	6.5%	4.7%
Cloud revenue, excluding float	210.3	167.2	25.8%	2.1%	23.7%
Cloud float	9.3	9.5	(2.1)%	4.2%	(6.3)%
Total Cloud revenue	$219.6	$176.7	24.3%	2.2%	22.1%

(a)	We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period.

The COVID-19 pandemic has had an adverse impact on our revenue streams during the three months ended September 30, 2021, primarily in the form of lower employment levels at our customers, lower float revenue resulting from reductions in the U.S. Federal Reserve federal funds rate and the Bank of Canada overnight rate target, and lower demand for professional services, among other effects. For the three months ended September 30, 2021, we estimate the impact of lower employment levels at our customers was an approximately $3.5 million reduction in our revenue, of which approximately $3 million was related to Dayforce and approximately $0.5 million was related to Powerpay.

32 |       Q3 2021 Form 10-Q

Total revenue increased $52.8 million, or 25.8%, to $257.2 million for the three months ended September 30, 2021, compared to $204.4 million for the three months ended September 30, 2020. This increase was primarily attributable to an increase in Cloud revenue of $42.9 million, or 24.3%, from $176.7 million for the three months ended September 30, 2020, to $219.6 million for the three months ended September 30, 2021. The Cloud revenue increase was driven by an increase of $39.7 million, or 28.1%, in Cloud recurring revenue and an increase of $3.2 million, or 9.0%, in Cloud professional services and other revenue. Bureau revenue increased $9.9 million, which included $14.9 million of Ascender revenue for the three months ended September 30, 2021.

Excluding float revenue and on a constant currency basis, total revenue grew 25.7%, reflecting an 23.7% increase in Cloud revenue and a 38.7% increase in Bureau revenue. Excluding float revenue and on a constant currency basis, Cloud revenue growth reflected a 28.1% increase in Cloud recurring revenue and a 7.3% increase in Cloud professional services and other revenue.

Dayforce revenue increased 25.9%, and Powerpay revenue increased 10.6% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. For the three months ended September 30, 2021, Ascender revenue included within Dayforce revenue was $5.5 million. Excluding float revenue and on a constant currency basis, Dayforce revenue increased 25.8%, reflecting a 31.4% increase in Dayforce recurring revenue and an 7.7% increase in Dayforce professional services and other revenue. Excluding float revenue and on a constant currency basis, Powerpay revenue increased 4.7%.

Float revenue included in recurring revenue was $9.9 million and $10.6 million for the three months ended September 30, 2021, and 2020, respectively. Float revenue associated with Cloud revenue was $9.3 million and $9.5 million for the three months ended September 30, 2021, and 2020, respectively. The average float balance for our customer funds for the three months ended September 30, 2021, was $3,432.6 million, compared to $2,745.1 million for the three months ended September 30, 2020, an increase of 25.0%. On a constant currency basis, the average float balance for our customer funds for the three months ended September 30, 2021, increased 22.4% compared to the three months ended September 30, 2020. The average yield was 1.16% during the three months ended September 30, 2021, a decline of 36 basis points compared to the average yield during the three months ended September 30, 2020. For both the three months ended September 30, 2021 and 2020, approximately 39% of our average float balance consisted of international customer funds.

Cost of revenue. Total cost of revenue for the three months ended September 30, 2021, was $164.1 million, an increase of $36.4 million, or 28.5%, compared to the three months ended September 30, 2020. Recurring cost of revenue for the three months ended September 30, 2021, increased $11.7 million, or 21.5%, compared with the three months ended September 30, 2020, primarily due to additional costs related to global expansion, including Ascender costs classified among both Cloud and Bureau. Professional services and other cost of revenue increased $8.7 million, or 21.6%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to costs incurred to take new customers live.

Product development and management expense increased $13.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase reflects additional personnel costs and Dayforce product development efforts as well as additional share-based compensation. For the three months ended September 30, 2021, and 2020, our investment in software development was $35.1 million and $19.7 million, respectively, consisting of $22.2 million and $9.4 million, of research and development expense, which is included within product development and management expense, and $12.9 million and $10.3 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $2.3 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, as we continue to capitalize Dayforce related and other development costs and subsequently to amortize these costs.

33 |       Q3 2021 Form 10-Q

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended September 30,
	2021	2020
Total gross margin	36.2%	37.5%
Gross margin by solution:
Cloud recurring	72.7%	70.4%
Bureau recurring	51.2%	53.4%
Professional services and other	(15.9)%	(10.7)%

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

Total gross margin for the three months ended September 30, 2021, declined 130 basis points compared to total gross margin for the three months ended September 30, 2020, and gross profit increased by $16.4 million, or 21.4% as we continued developing and expanding our service offerings.

Cloud recurring gross margin was 72.7% for the three months ended September 30, 2021, compared to 70.4% for the three months ended September 30, 2020. Excluding float revenue, Cloud recurring gross margin improved 290 basis points for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in Cloud recurring gross margin, excluding float revenue, reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 74% as of September 30, 2020, to 80% as of September 30, 2021, and was also attributable to consistent configuration that has enabled us to continue to realize economies of scale in hosting and customer support. Bureau recurring gross margin declined from 53.4% for the three months ended September 30, 2020, to 51.2% for the three months ended September 30, 2021, reflecting lower associated float revenue and a higher proportion of customer support costs to support the end-of-life of our legacy Bureau payroll services, as well as lower margins on acquired Bureau services for Ascender. Professional services and other gross margin was (15.9)% for the three months ended September 30, 2021, compared to (10.7)% for the three months ended September 30, 2020, reflecting additional costs to take new customers live as well as expansion of our international implementation.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $31.8 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, and certain other non-recurring charges; selling, general, and administrative expenses would have increased by $23.3 million. This adjusted increase reflects an increase of $14.8 million in sales and marketing expense and $8.5 million in general and administrative expense, both of which are primarily driven by employee-related costs. The increase in sales and marketing expense aligns with our growth initiatives. The increase in general and administrative expense is also driven by an increase in amortization expense associated with the intangible assets recognized in relation to our recent acquisitions. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Interest expense, net. Interest expense, net was $10.0 million and $5.9 million for the three months ended September 30, 2021, and 2020, respectively. The increase was primarily due to the interest on our convertible debt that was issued in March 2021.

Other expense (income), net. For the three months ended September 30, 2021, and 2020, we incurred other expense, net of $3.4 million and realized other income, net of $0.2 million, respectively. Other expense, net was comprised of foreign currency translation loss and net periodic pension expense for the three months ended September 30, 2021. For the three months ended September 30, 2020, other income, net was comprised of foreign currency translation gain, partially offset by net periodic pension expense.

Income tax benefit. For the three months ended September 30, 2021, and 2020, we recorded income tax benefit of $8.5 million and $5.5 million, respectively. The $3.0 million increase in income tax benefit was primarily due to the $4.9 million tax benefit from current operations, a $4.2 million tax benefit attributable to share-based compensation, and a $2.5

34 |       Q3 2021 Form 10-Q

million tax benefit attributable to U.S. state tax, partially offset by a $6.9 million increase attributed to the base erosion anti-abuse tax (“BEAT”) in the U.S, and a $2.3 million increase attributed to the valuation allowance.

Net loss. We realized net loss of $20.9 million for the three months ended September 30, 2021, compared to $0.8 million for the three months ended September 30, 2020.

Adjusted EBITDA. Adjusted EBITDA increased by $6.2 million to $39.4 million, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, and Adjusted EBITDA margin was 15.3% for the three months ended September 30, 2021, compared with Adjusted EBITDA margin of 16.2% for the three months ended September 30, 2020. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Increase/(Decrease)		% of Revenue
	2021	2020	Amount	%	2021	2020
	(Dollars in millions)
Revenue:
Recurring
Cloud	$517.7	$425.9	$91.8	21.6%	69.8%	68.7%
Bureau	101.4	82.8	18.6	22.5%	13.7%	13.4%
Total recurring	619.1	508.7	110.4	21.7%	83.4%	82.1%
Professional services and other	123.0	111.0	12.0	10.8%	16.6%	17.9%
Total revenue	742.1	619.7	122.4	19.8%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	143.4	122.2	21.2	17.3%	19.3%	19.7%
Bureau	47.7	33.6	14.1	42.0%	6.4%	5.4%
Total recurring	191.1	155.8	35.3	22.7%	25.8%	25.1%
Professional services and other	140.9	120.7	20.2	16.7%	19.0%	19.5%
Product development and management	94.2	57.5	36.7	63.8%	12.7%	9.3%
Depreciation and amortization	37.5	29.9	7.6	25.4%	5.1%	4.8%
Total cost of revenue	463.7	363.9	99.8	27.4%	62.5%	58.7%
Gross profit	278.4	255.8	22.6	8.8%	37.5%	41.3%
Selling, general, and administrative	316.5	226.1	90.4	40.0%	42.6%	36.5%
Operating (loss) profit	(38.1)	29.7	(67.8)	(228.3)%	(5.1)%	4.8%
Interest expense, net	25.5	19.4	6.1	31.4%	3.4%	3.1%
Other expense, net	16.2	2.7	13.5	500.0%	2.2%	0.4%
(Loss) income before income taxes	(79.8)	7.6	(87.4)	(1150.0)%	(10.8)%	1.2%
Income tax benefit	(13.9)	(5.7)	(8.2)	143.9%	(1.9)%	(0.9)%
Net (loss) income	$(65.9)	$13.3	$(79.2)	(595.5)%	(8.9)%	2.1%
Adjusted EBITDA (a)	$123.8	$125.9	$(2.1)	(1.7)%	16.7%	20.3%
Adjusted EBITDA margin (a)	16.7%	20.3%	(3.6)%	(17.7)%

(a)	Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

35 |       Q3 2021 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Nine Months Ended September 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2021	2020	2021 vs. 2020		2021 vs. 2020
	(Dollars in millions)
Revenue:
Dayforce recurring, excluding float	$433.7	$339.3	27.8%	2.1%	25.7%
Dayforce float	22.5	30.0	(25.0)%	2.0%	(27.0)%
Total Dayforce recurring	456.2	369.3	23.5%	2.1%	21.4%
Powerpay recurring, excluding float	55.6	50.1	11.0%	8.4%	2.6%
Powerpay float	5.9	6.5	(9.2)%	7.7%	(16.9)%
Total Powerpay recurring	61.5	56.6	8.7%	8.3%	0.4%
Total Cloud recurring	517.7	425.9	21.6%	3.0%	18.6%
Dayforce professional services and other	113.2	108.8	4.0%	2.5%	1.5%
Powerpay professional services and other	0.8	0.8	(—)%	12.5%	(12.5)%
Total Cloud professional services and other	114.0	109.6	4.0%	2.6%	1.4%
Total Cloud revenue	631.7	535.5	18.0%	2.9%	15.1%
Bureau recurring, excluding float	98.8	77.6	27.3%	1.4%	25.9%
Bureau float	2.6	5.2	(50.0)%	(—)%	(50.0)%
Total Bureau recurring	101.4	82.8	22.5%	1.4%	21.1%
Bureau professional services and other	9.0	1.4	542.9%	(7.1)%	550.0%
Total Bureau revenue	110.4	84.2	31.1%	1.2%	29.9%
Total revenue	$742.1	$619.7	19.8%	2.7%	17.1%

Dayforce	$569.4	$478.1	19.1%	2.2%	16.9%
Powerpay	62.3	57.4	8.5%	8.3%	0.2%
Total Cloud revenue	$631.7	$535.5	18.0%	2.9%	15.1%

Dayforce, excluding float	$546.9	$448.1	22.0%	2.2%	19.8%
Powerpay, excluding float	56.4	50.9	10.8%	8.4%	2.4%
Cloud revenue, excluding float	603.3	499.0	20.9%	2.8%	18.1%
Cloud float	28.4	36.5	(22.2)%	3.0%	(25.2)%
Total Cloud revenue	$631.7	$535.5	18.0%	2.9%	15.1%

(a)	We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period.

The COVID-19 pandemic has had an adverse impact on our revenue streams during the nine months ended September 30, 2021, primarily in the form of lower employment levels at our customers, lower float revenue resulting from reductions in the U.S. Federal Reserve federal funds rate and the Bank of Canada overnight rate target, lower average float balances for our customer funds, and lower demand for professional services, among other effects. We estimate the impact of lower employment levels at our customers was an approximately $18.5 million reduction in our revenue for the nine months ended September 30, 2021, of which approximately $15 million was related to Dayforce and approximately $3.5 million was related to Powerpay.

Total revenue increased $122.4 million, or 19.8%, to $742.1 million for the nine months ended September 30, 2021, compared to $619.7 million for the nine months ended September 30, 2020. This increase was primarily attributable to an increase in Cloud revenue of $96.2 million, or 18.0%, from $535.5 million for the nine months ended September 30, 2020, to $631.7 million for the nine months ended September 30, 2021. Bureau revenue increased $26.2 million, which included $36.3 million of Ascender revenue and $22.0 million of Excelity revenue for the nine months ended September 30, 2021.

36 |       Q3 2021 Form 10-Q

The Cloud revenue increase was driven by an increase of $91.8 million, or 21.6%, in Cloud recurring revenue and an increase of $4.4 million, or 4.0%, in Cloud professional services and other revenue.

Excluding float revenue and on a constant currency basis, total revenue grew 20.4%, reflecting a 18.1% increase in Cloud revenue and a 35.2% increase in Bureau revenue. Excluding float revenue and on a constant currency basis, Cloud revenue growth reflected a 22.8% increase in Cloud recurring revenue and 1.4% increase in Cloud professional services and other revenue.

Dayforce revenue increased 19.1%, and Powerpay revenue increased 8.5% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, Ascender revenue included within Dayforce revenue was $13.7 million. Excluding float revenue and on a constant currency basis, Dayforce revenue increased 19.8%, reflecting a 25.7% increase in Dayforce recurring revenue and a 1.5% increase in Dayforce professional services and other revenue. Excluding float revenue and on a constant currency basis, Powerpay revenue increased 2.4%.

Float revenue included in recurring revenue was $31.0 million and $41.7 million for the nine months ended September 30, 2021, and 2020, respectively. Float revenue associated with Cloud revenue was $28.4 million and $36.5 million for the nine months ended September 30, 2021, and 2020, respectively. The average float balance for our customer funds for the nine months ended September 30, 2021, was $3,841.7 million, compared to $3,269.7 million for the nine months ended September 30, 2020, an increase of 17.5%. On a constant currency basis, the average float balance for our customer funds for the nine months ended September 30, 2021, increased 14.5% compared to the nine months ended September 30, 2020. The average yield was 1.09% during the nine months ended September 30, 2021, a decline of 61 basis points compared to the average yield during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, approximately 35% of our average float balance consisted of international customer funds, compared to approximately 34% for the nine months ended September 30, 2020.

Cost of revenue. Total cost of revenue for the nine months ended September 30, 2021, was $463.7 million, an increase of $99.8 million, or 27.4%, compared to the nine months ended September 30, 2020. Recurring cost of revenue for the nine months ended September 30, 2021, increased $35.3 million, or 22.7%, compared with the nine months ended September 30, 2020, primarily due to additional costs related to global expansion, including Ascender costs classified among both Cloud and Bureau and Excelity costs classified as Bureau. Additionally, the increase is due to costs to support the growing Dayforce customer base. Professional services and other cost of revenue increased $20.2 million, or 16.7%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to costs incurred to take new customers live.

Product development and management expense increased $36.7 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase reflects additional personnel costs and Dayforce product development efforts that are not eligible for capitalization and additional share-based compensation. For the nine months ended September 30, 2021, and 2020, our investment in software development was $94.4 million and $53.9 million, respectively, consisting of $56.2 million and $25.1 million, respectively, of research and development expense, which is included within product development and management expense, and $38.2 million and $28.8 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $7.6 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, as we continue to capitalize Dayforce related and other development costs and subsequently to amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Nine Months Ended September 30,
	2021	2020

Total gross margin	37.5%	41.3%
Gross margin by solution:
Cloud recurring	72.3%	71.3%
Bureau recurring	53.0%	59.4%
Professional services and other	(14.6)%	(8.7)%

37 |       Q3 2021 Form 10-Q

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

Total gross margin for the nine months ended September 30, 2021, declined 380 basis points compared to total gross margin for the nine months ended September 30, 2020, and gross profit increased by $22.6 million, or 8.8% as we continued to leverage our investment in people and processes, while also developing and expanding our service offerings.

Cloud recurring gross margin was 72.3% for the nine months ended September 30, 2021, compared to 71.3% for the nine months ended September 30, 2020. Excluding float revenue, Cloud recurring gross margin improved by 210 basis points for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in Cloud recurring gross margin, excluding float revenue, reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 74% as of September 30, 2020, to 80% as of September 30, 2021, and was also attributable to consistent configuration that has enabled us to continue to realize economies of scale in hosting and customer support. Bureau recurring gross margin declined from 59.4% for the nine months ended September 30, 2020, to 53.0% for the nine months ended September 30, 2021, reflecting lower associated float revenue and a higher proportion of customer support costs to support the end-of-life process of our legacy Bureau payroll services, as well as lower margins on acquired Bureau services for Excelity and Ascender. Professional services and other gross margin was (14.6)% for the nine months ended September 30, 2021, compared to (8.7)% for the nine months ended September 30, 2020, reflecting additional costs incurred to take new customers live as well as expansion of our international customer implementations.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $90.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, and certain other non-recurring charges; selling, general, and administrative expenses would have increased by $62.6 million. This adjusted increase reflects an increase of $34.0 million in sales and marketing and $28.6 million in general and administrative expense, both of which are primarily driven by employee-related costs. The increase in sales and marketing expense aligns with our growth initiatives. The increase in general and administrative expense is also driven by an increase in amortization expense associated with the intangible assets recognized in relation to our recent acquisitions. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Interest expense, net. Interest expense, net was $25.5 million and $19.4 million for the nine months ended September 30, 2021, and 2020, respectively. The increase was primarily due to interest on our convertible debt that was issued in March 2021.

Other expense, net. For the nine months ended September 30, 2021, and 2020, other expense, net of $16.2 million and $2.7 million, respectively, was primarily comprised of foreign currency translation loss and net periodic pension expense.

Income tax benefit. For the nine months ended September 30, 2021, and 2020, we recorded income tax benefit of $13.9 million and $5.7 million, respectively. The $8.2 million increase in income tax benefit was primarily due to the $18.4 million tax benefit from current operations and a $8.3 million tax benefit attributable to U.S. state tax, partially offset by a $13.1 million increase attributable to the base erosion anti-abuse tax (“BEAT”) in the U.S., a $2.8 million increase attributable to the valuation allowance, and a $1.9 million increase attributed to non-deductible share-based compensation.

Net (loss) income. We realized net loss of $65.9 million for the nine months ended September 30, 2021, compared to net income of $13.3 million for the nine months ended September 30, 2020.

Adjusted EBITDA. Adjusted EBITDA declined by $2.1 million to $123.8 million, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, and Adjusted EBITDA margin was 16.7% for the nine months ended September 30, 2021, compared with Adjusted EBITDA margin of 20.3% for the nine months ended September 30, 2020. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

38 |       Q3 2021 Form 10-Q

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our Revolving Credit Facility, and proceeds from debt issuances and equity offerings. As of September 30, 2021, we had cash and equivalents of $378.8 million and our total debt balance was $1,244.5 million.

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

On April 2, 2020, in light of the uncertainty in the global capital markets resulting from the COVID-19 pandemic, we elected to borrow $295.0 million under the 2018 Revolving Credit Facility as a precautionary measure to increase our cash position and to preserve financial flexibility. We repaid the $295.0 million draw on December 8, 2020.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, and product development. As of September 30, 2021, we held $1.9 million of restricted cash as collateral for bank guarantees. The bank guarantees provide financial assurance that we will fulfill certain lease obligations. The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.

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

Our customer funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. In accordance with these objectives, we maintain approximately 56% of customer funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, collateralized short-term investments or government securities; and we maintain approximately 44% of customer funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of government securities, as well as highly rated asset-backed, mortgage-backed, corporate, and bank securities. To maintain sufficient liquidity to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing. The customer assets are held in segregated accounts intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.

39 |       Q3 2021 Form 10-Q

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

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities, excluding customer funds	$48.9	$36.1
Net cash used in investing activities, excluding customer funds	(438.1)	(114.8)
Net cash provided by financing activities, excluding customer funds	583.4	357.3
Effect of exchange rate changes on cash and equivalents	(1.7)	(5.3)
Net increase in cash and equivalents and restricted cash, excluding customer funds	192.5	273.3
Cash and equivalents and restricted cash, excluding customer funds at beginning of period	188.2	281.3
Cash and equivalents and restricted cash, excluding customer funds at end of period	380.7	554.6

Net customer funds restricted cash provided by operating activities	—	11.2
Net customer funds restricted cash (used in) provided by investing activities	(72.4)	291.1
Net customer funds restricted cash provided by (used in) financing activities	1,631.0	(601.4)
Effect of exchange rate changes on restricted cash and equivalents	1.2	(2.6)
Net increase (decrease) in restricted cash and equivalents including customer funds	1,559.8	(301.7)
Restricted cash and equivalents included in customer funds at beginning of period	2,040.3	1,377.3
Restricted cash and equivalents included in customer funds at end of period	3,600.1	1,075.6

Net increase (decrease) in cash, restricted cash, and equivalents	1,752.3	(28.4)
Cash, restricted cash, and equivalents at beginning of period	2,228.5	1,658.6
Cash, restricted cash, and equivalents at end of period	$3,980.8	$1,630.2

Operating Activities

Net cash provided by operating activities, excluding customer fund activity, was $48.9 million during the nine months ended September 30, 2021, primarily attributable to net loss of $65.9 million offset by the net impact of adjustments for certain non-cash items of $118.1 million, including $83.6 million of non-cash share-based compensation expense and $59.3 million of depreciation and amortization, reduced by the deferred income tax benefit of $45.0 million. Additionally, there were net working capital reductions of $3.3 million. The net working capital reductions included an increase of $13.9 million in prepaid expenses and other current assets, primarily due to an increase in contract assets, a net change of $7.3 million in other assets and liabilities, primarily due to a decrease in lease liabilities, partially offset by a reduction of $20.9 million of accrued taxes primarily due to accrual for future tax payments. Included within net cash flows provided by operating activities for the nine months ended September 30, 2021, was $14.3 million in cash interest payments on our long-term debt and $18.0 million in cash tax payments, net of refunds.

Net cash provided by operating activities, excluding customer fund activity, was $36.1 million during the nine months ended September 30, 2020, primarily attributable to net income of $13.3 million and the net impact of adjustments for certain non-cash items of $87.2 million, including $46.3 million of non-cash share-based compensation expense and $36.9 million of depreciation and amortization. These items were partially offset by net working capital reductions of $64.4 million, which included a $20.1 million net change in other assets and liabilities primarily due to deferred commissions and contract assets, a $12.0 million reduction in accounts payable and other current assets due to timing of payments, an $8.7 million reduction of accrued taxes, primarily due to cash tax payments partially offset by additional provision accruals, and an $8.0 million increase in prepaid expenses and other current assets, primarily due to payments for annual maintenance contracts. Included within net cash flows provided by operating activities for the nine months ended September 30, 2020, was $20.5 million in cash interest payments on our long-term debt and $1.9 million in cash tax payments, net of refunds.

40 |       Q3 2021 Form 10-Q

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities, excluding customer funds activity, was $438.1 million, consisting of acquisition costs, net of cash acquired of $392.4 million and capital expenditures of $45.7 million. Our capital expenditures included $38.4 million for software and technology and $7.3 million for property and equipment.

During the nine months ended September 30, 2020, net cash used in investing activities, excluding customer fund activity, was $114.8 million, related to acquisition costs, net of cash and restricted cash acquired of $70.6 million and capital expenditures of $44.2 million. Our capital expenditures included $30.6 million for software and technology and $13.6 million for property and equipment.

Financing Activities

Net cash provided by financing activities, excluding the change in customer fund obligations, was $583.4 million during the nine months ended September 30, 2021. This cash inflow is primarily attributable to proceeds from the issuance of our Notes of $561.8 million and proceeds from issuance of common stock upon exercise of stock options of $70.9 million, partially offset by the purchase of the capped calls related to the Notes of $45.0 million and payments on our long-term debt obligations of $4.3 million.

Net cash provided by financing activities, excluding the change in customer fund obligations, was $357.3 million during the nine months ended September 30, 2020. This cash inflow is primarily attributable to proceeds from a draw on the Revolving Credit Facility of $295.0 million and proceeds from the issuance of common stock upon exercise of stock options of $70.2 million, partially offset by payments on our long-term debt obligations of $7.9 million. The payments on our long-term debt obligations included $5.1 million in principal payments towards our Term Debt and $2.8 million in payments towards our financing lease obligations.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2021, our remaining performance obligations were approximately $1,026.4 million. Please refer to Note 10, “Revenue,” to our condensed consolidated financial statements for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2021, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in our 2020 Form 10-K.

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

41 |       Q3 2021 Form 10-Q

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net (loss) income	$(20.9)	$(0.8)	$(65.9)	$13.3
Interest expense, net	10.0	5.9	25.5	19.4
Income tax benefit	(8.5)	(5.5)	(13.9)	(5.7)
Depreciation and amortization	21.0	13.0	59.3	36.9
EBITDA (a)	1.6	12.6	5.0	63.9
Foreign exchange loss (gain)	1.5	(1.2)	8.5	0.1
Share-based compensation (b)	31.0	19.3	85.9	48.5
Severance charges (c)	2.1	2.2	5.8	6.9
Restructuring consulting fees (d)	1.8	0.3	13.9	6.9
Other non-recurring charges (e)	1.4	—	4.7	(0.4)
Adjusted EBITDA	$39.4	$33.2	$123.8	$125.9
Adjusted EBITDA margin	15.3%	16.2%	16.7%	20.3%

(a)	We define EBITDA as net income or loss before interest, taxes, and depreciation and amortization.
(b)	Represents share-based compensation expense and related employer taxes.
(c)	Represents costs for severance compensation paid to employees whose positions have been eliminated or who have been terminated not for cause.
(d)

Represents consulting fees and expenses incurred during the periods presented in connection with any acquisition, investment, disposition, recapitalization, equity offering, issuance or repayment of debt, issuance of equity interests, or refinancing.

42 |       Q3 2021 Form 10-Q

(e)

Represents (1) in 2021 the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, (2) charges of $0.4 million during the nine months ended September 30, 2021 related to the abandonment of certain leased facilities, and (3) recovery in 2020 of duplicate payments associated with the 2019 isolated service incident.

The following tables present a reconciliation of our reported results to our non-GAAP Adjusted EBITDA basis for all periods presented:

	Three Months Ended September 30, 2021
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring	$66.0	$3.5	$0.3	$—	$62.2
Professional services and other	48.9	2.5	—	—	46.4
Product development and management	36.6	5.3	0.3	—	31.0
Depreciation and amortization	12.6	—	—	—	12.6
Total cost of revenue	164.1	11.3	0.6	—	152.2
Sales and marketing	56.1	3.6	0.6	—	51.9
General and administrative	53.0	16.1	0.9	1.8	34.2
Operating (loss) profit	(16.0)	31.0	2.1	1.8	18.9
Other expense, net	3.4	—	—	2.9	0.5
Depreciation and amortization	21.0	—	—	—	21.0
EBITDA	$1.6	$31.0	$2.1	$4.7	$39.4

(a)

Other operating expenses includes foreign exchange loss, restructuring consulting fees, and the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status.

	Three Months Ended September 30, 2020
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring	$54.3	$1.8	$0.8	$—	$51.7
Professional services and other	40.2	1.0	—	—	39.2
Product development and management	22.9	2.9	0.8	—	19.2
Depreciation and amortization	10.3	—	—	—	10.3
Total cost of revenue	127.7	5.7	1.6	—	120.4
Sales and marketing	39.5	2.0	0.4	—	37.1
General and administrative	37.8	11.6	0.2	0.3	25.7
Operating (loss) profit	(0.6)	19.3	2.2	0.3	21.2
Other (income) expense, net	(0.2)	—	—	(1.2)	1.0
Depreciation and amortization	13.0	—	—	—	13.0
EBITDA	$12.6	$19.3	$2.2	$(0.9)	$33.2

(a)	Other operating expenses includes foreign exchange gain and restructuring consulting fees.

43 |       Q3 2021 Form 10-Q

	Nine Months Ended September 30, 2021
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring	$191.1	$9.7	$1.6	$—	$179.8
Professional services and other	140.9	7.1	0.1	—	133.7
Product development and management	94.2	13.2	0.5	—	80.5
Depreciation and amortization	37.5	—	—	—	37.5
Total cost of revenue	463.7	30.0	2.2	—	431.5
Sales and marketing	154.5	10.1	1.6	—	142.8
General and administrative	162.0	45.8	2.0	14.3	99.9
Operating (loss) profit	(38.1)	85.9	5.8	14.3	67.9
Other expense, net	16.2	—	—	12.8	3.4
Depreciation and amortization	59.3	—	—	—	59.3
EBITDA	$5.0	$85.9	$5.8	$27.1	$123.8

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

	Nine Months Ended September 30, 2020
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted
	(Dollars in millions)
Cost of revenue:
Recurring	$155.8	$4.5	$1.6	$—	$149.7
Professional services and other	120.7	2.5	0.9	—	117.3
Product development and management	57.5	5.2	1.2	—	51.1
Depreciation and amortization	29.9	—	—	—	29.9
Total cost of revenue	363.9	12.2	3.7	—	348.0
Sales and marketing	116.2	6.0	1.4	—	108.8
General and administrative	109.9	30.3	1.8	6.5	71.3
Operating profit	29.7	48.5	6.9	6.5	91.6
Other expense, net	2.7	—	—	0.1	2.6
Depreciation and amortization	36.9	—	—	—	36.9
EBITDA	$63.9	$48.5	$6.9	$6.6	$125.9

(a)	Other operating expenses includes foreign exchange loss, restructuring consulting fees, and recovery of duplicate payments associated with the 2019 isolated service incident.

44 |       Q3 2021 Form 10-Q

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

Based on current market conditions, portfolio composition and investment practices, a 100 basis point increase in market investment rates would result in approximately $22 million increase in float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with changes in float revenue.

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

45 |       Q3 2021 Form 10-Q

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended September 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

46 |       Q3 2021 Form 10-Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity.

On October 21, 2021, a claim was issued by purported stockholder, Bluemoon Capital Ltd., in the Superior Court of Justice of Ontario, Canada. The claim is against the Company, together with David Ossip, Chair and Chief Executive Officer of the Company, Arthur Gitajn, former EVP and Chief Financial Officer of the Company, Gnaneshwar Rao, director of the Company and Brent Bickett, director of the Company, as well as certain third parties. The action, which is a proposed class action, alleges misrepresentations and negligence in connection with the disclosure made by the Company in its April 25, 2018 Prospectuses (which were later incorporated by reference into the Company’s May 24, 2018 Interim Financial Statements and MD&A) regarding matters surrounding the Company’s distribution to its pre-IPO stockholders of its 50% interest in LifeWorks Corporation Ltd.

The action seeks unspecified monetary damages under the Ontario Securities Act and at common law.

At this early stage of the proceeding, the ultimate disposition is not yet determinable, but the Company believes that the likelihood of a material loss arising out of this claim is remote.

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

47 |       Q3 2021 Form 10-Q

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

48 |       Q3 2021 Form 10-Q

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

49 |       Q3 2021 Form 10-Q

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

50 |       Q3 2021 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: November 3, 2021	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Noémie C. Heuland
		Name:	Noémie C. Heuland
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

51 |       Q3 2021 Form 10-Q