Form 10-K
period 2021-12-31
Ceridian HCM Holding Inc.
filed 2022-02-28
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the $95.92 closing price of the shares of common stock on the New York Stock Exchange on June 30, 2021, was $13,342.1 million.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2022 was 152,049,674.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, scheduled to be held on May 3, 2022, are incorporated by reference into Part III of this Form 10-K.

1 2021 Form 10-K

Unless the context requires otherwise, references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 of Ceridian HCM Holding Inc. and subsidiaries (“Form 10-K”) to “our company,” the “Company,” “we,” “us,” “our,” and “Ceridian” refer to Ceridian HCM Holding Inc. and its direct and indirect subsidiaries on a consolidated basis.

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

2 2021 Form 10-K

PART I

Item 1. Business.

Overview

Ceridian is a global human capital management (“HCM”) software company. Dayforce, our flagship cloud HCM platform, provides human resources (“HR”), payroll, benefits, workforce management, and talent management functionality. In addition to Dayforce, we sell Powerpay, a cloud HR and payroll solution for the Canadian small business market, through both direct sales and established partner channels. We also continue to support customers using our legacy North America Bureau solutions, which we generally stopped actively selling to new customers in 2012, following the acquisition of Dayforce, and customers using our acquired Bureau solutions which we also intend to stop actively selling to new customers on a stand-alone basis. We invest in maintenance and necessary updates to support our Bureau customers and continue to migrate them to Dayforce. Revenue from our Cloud and Bureau solutions include investment income generated from holding customer funds before funds are remitted to taxing authorities, also referred to as float revenue or float.

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

Products and Services

Dayforce

Dayforce, our principal cloud HCM platform, is a single application that provides continuous real-time calculations across all modules to enable, for example, payroll administrators access to data through the entire pay period, and managers access to real-time data to optimize work schedules. Dayforce offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Our Dayforce mobile app enables employees not only to request and to trade schedules, but also to see the real-time impact of schedule changes on their pay. Our Dayforce platform is used by organizations, regardless of industry or size, to optimize management of the entire employee lifecycle, including attracting, engaging, paying, deploying, and developing their people. Key functionality of our Dayforce platform includes HR, payroll and tax, Dayforce Wallet, benefits, workforce management, and talent management. In 2021, we received several accolades for our Dayforce solution, including Leader in the 2021 Gartner Magic Quadrant for Cloud HCM Suites for the second consecutive year, and CIPD People Management Awards: Best Human Resources/Learning & Development Supplier; Human Resources Director Asia - 5 Star HR Software; Aite-Novarica Digital Wallet Impact Innovation Award - Dayforce Wallet; Leader in the Nucleus Research 2021 Human Capital Management Value Matrix.

Human Resources

Dayforce Human Resources functionality provides customers with a single, complete record for all employees. Our HR functionality is centered on a comprehensive, flexible workflow engine that streamlines and automates administrative tasks.

Payroll and Tax

Our payroll capabilities provide customers with the tools needed to manage their payroll processes accurately and in compliance. Through our Dayforce platform, users with localized payroll functionality are able to make updates to time and pay in real-time. In countries where we do not currently offer localized payroll within Dayforce, Dayforce

3 2021 Form 10-K

ConnectedPay provides payroll aggregation features that allow an organization to have a centralized view of their global payroll. ConnectedPay automates the data exchange with in-country payroll providers, including our global Cloud solutions from acquired businesses, and provides a consistent self-service experience for employees to view earnings statements and associated payroll documentation. Dayforce calculates, withholds, and files payroll related taxes in the United States, Canada, the United Kingdom, Ireland, Australia, New Zealand, and Mauritius as part of our localized payroll offering. In 2021, we announced our plans to deliver Dayforce Payroll across new markets, including Germany, Hong Kong, Indonesia, Malaysia, Philippines, Singapore, South Korea, Taiwan, and Thailand.

Dayforce Wallet

Dayforce Wallet is a digital wallet for customers' employees on the Dayforce platform. The Dayforce Wallet offers the flexibility and convenience of processing and distributing customers’ different payment needs, including off-cycle pay and on-demand pay requests. Since all employee payments are processed as a regular payroll, the appropriate deductions, remittances, and garnishments are accounted for, which means there’s minimal impact to payroll administrators and our customers' cash flow.

The Dayforce Wallet gives our customers’ employees greater control over their financial well-being by providing them with instant access to their earnings. The on-demand pay feature allows employees more choice over when they get paid by making any day payday. Dayforce Wallet enables workers to access their already-earned wages anytime during the pay period, net of taxes, withholdings and other payroll deductions. The on-demand wages are loaded onto a pay card, which customers’ employees can use anywhere credit or debit cards are accepted. With pay cards, the Dayforce Wallet eliminates the need to distribute paper checks and reduces processing costs. The Dayforce Wallet mobile app makes it easy for customers’ employees to check their pay deposits, account balance and transaction history. This provides the convenience of a traditional bank account, but without the balance minimums and monthly service fees.

The Dayforce Wallet was launched in the U.S. in 2020 and in Canada in 2021. We continue to introduce new features and enhancements to the Dayforce Wallet, such as two day early direct deposit, which allows users that have direct deposit set up not only to get paid when they want, but also the option to receive the remainder of their paycheck two days in advance of normal payroll dates. Additional features, such as Streaming Pay, Dayforce Wallet Rewards, referrals, additional pay card functionality, buy now pay later, and saving goals will be introduced in the upcoming quarters. Streaming Pay enables customers’ employees the ability to request automatic delivery of earned wages to their Dayforce Wallet pay card, eliminating the need to request earnings on-demand. We believe these features will enhance our Dayforce Wallet consumer experience and help improve financial wellness over the long term.

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

4 2021 Form 10-K

Powerpay

We offer Powerpay for Canadian organizations with fewer than 100 employees. Powerpay is a cloud platform that provides scalable and straightforward payroll and HR solutions. Specifically designed for small businesses, Powerpay enables clients to pay their employees accurately and on-time.

Bureau

Our Bureau solutions offer payroll and payroll-related services using legacy technology and Bureau technology from our acquired businesses. We invest in maintenance and necessary updates to support our Bureau customers. We generally stopped selling our legacy North America Bureau payroll solutions to new customers in the United States in 2012, and in Canada in 2015, and we also intend to stop actively selling our acquired Bureau payroll solutions to new customers on a stand-alone basis. In addition to customers who use our payroll services, certain customers use our legacy Bureau tax filing services on a stand-alone basis; and we started to sell stand-alone legacy Bureau tax services again in 2019.

Customers

Dayforce is designed to serve organizations with 100 to over 100,000 employees. The Dayforce customer base has increased from 482 as of December 31, 2012 to 5,434 customers* on the platform as of December 31, 2021. For 2021, our 5,434 Dayforce customers* represented approximately 5.1 million active global users*. We define a customer as a single organization, such as a company, a non-profit association, an educational institution, or government entity. We also have approximately 39,000 Powerpay customer accounts. No single customer accounted for more than 1% of our revenues during the year ended December 31, 2021.

Sales and Marketing

We sell our Cloud solutions through a direct sales force and a variety of third party channels, organized by customer size and geography. We market Dayforce to organizations with more than 100 employees. We market Powerpay to organizations with fewer than 100 employees in Canada. The majority of our revenue growth comes from new Cloud customers.

Services and Support

We offer a broad portfolio of services aimed to ensure customer success. We believe it’s important to work closely with our customers to understand their needs and deliver technology solutions and support that address them. We continue to increase our global reach in supporting and serving our customers. As part of our international strategy, we work with partners to perform services in certain geographies where we do not currently have international operations or the particular service required by our customers.

Implementation and Professional Services

Our internal implementation team leverages proprietary onboarding technology for new customer activation and professional services work. Our internal team is supplemented by third party services partners and system integration partners (“SI”). Our implementation services include solution configuration and activation for new customers. Professional services include add-on implementation services for existing customers, ongoing product configuration changes when the customer does not have the resources to do it themselves, product usage consulting and a variety of additional services, such as report writing, usage audits, and process improvement.

Customer Support

Our global customer support organization provides 24/7 application support from locations across North America and in the United Kingdom, Mauritius, Australia, Singapore, Philippines, and India. Our support function is organized into teams of representatives with deep domain expertise across our platform. These teams are aligned to groups of customers based on geography, product type, and client vertical to provide a combination of deep product and industry knowledge, consistent relationships, and high availability.

* Excluding the 2021 acquisitions of Ascender and ADAM HCM

5 2021 Form 10-K

Technology, Hosting, and Research and Development (“R&D”)

Technology and innovation are at the core of Ceridian. Our innovation and development process is customer-driven. We work directly with customers to understand their needs and to deliver solutions that address their challenges, taking into consideration the entire user experience, without being constrained by individual modules or applications. We are committed to protecting our customer information, along with our employee and contractor information and other business data.

Our R&D team is responsible for the design, development, and testing of our applications. We believe that our modern cloud technology stack, agile design and development methodology, and efficient software deployment process enable us to innovate quickly in response to industry trends. We host cloud-based applications and serve all of our customers from data centers operated by third party providers, primarily Navisite, VMWare Cloud on AWS, Microsoft Azure, and AWS. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Additionally, we host our internal systems through data centers that we operate and lease in the United States and Asia Pacific Japan ("APJ").

Intellectual Property

Our success depends, in part, on our ability to protect our proprietary technology and intellectual property. We rely on a combination of patents, copyrights, trade secrets, and trademarks, as well as confidentiality and nondisclosure agreements and other contractual protections, to establish and to safeguard our intellectual property rights.

Competition

The market for HCM technology solutions is highly competitive and subject to changing technology and shifting client needs. We compete with firms that provide both integrated and point solutions for HCM, as well as with local providers in each jurisdiction that we operate. Globally, we compete with legacy payroll service providers, as well as cloud-enabled client-server HCM providers. We also face competition from modern HCM providers, whose solutions have been specifically built as single application platforms in the cloud. In addition, we face competition from large, long-established enterprise application software vendors.

Competition in the global HCM market is primarily based on product and service quality, including ease of use and accessibility of technology, breadth of offerings, reputation, and price. We believe that we are competitive in each of these areas and that our single application always-on technology and product innovations, combined with our commitment to service and our geographic reach, distinguishes us from our competitors.

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

Environmental, Social, and Governance ("ESG") and Human Capital

Our People

As of December 31, 2021, we had 7,462 employees, including 4,477 in North America, 1,846 in APJ, and 1,139 in Europe, the Middle East, and Africa ("EMEA"). We provide a wide range of compensation and benefits to our employees which enhance the workplace experience and drive our Makes Work Life Better™ brand. In addition to salaries, these benefits (which vary by country/region) include annual bonuses, equity awards, a global employee stock purchase program, retirement savings plans, healthcare and insurance benefits, health savings and flexible savings spending accounts, unlimited time away from work, employee assistance programs, and tuition reimbursement. In addition to our broad-based employee stock purchase program, we have targeted equity-based grants with vesting conditions to facilitate retention of our employees. Our ability to attract and retain top talent is critical to our continued success as a business, and we were very pleased that our employee Net Promoter Score (eNPS) in 2021 was 47.

Promoting diversity, equity and inclusion within our workforce is also a priority for Ceridian. In 2021, we established

6 2021 Form 10-K

a company-wide Global Diversity Advisory Council that is comprised of employees from around the world, and we expanded the number of our inclusive-building YOUnity groups from 6 to 9—adding the Native and Indigenous People’s Network, the Ceridian Parenting Network, and the Asia Pacific Network. As of December 31, 2021, women represent approximately 49% of our global workforce, including approximately 43% of employees in manager-level roles and above, and approximately 38% in vice president-level roles and above. Employees from recently acquired companies ADAM HCM, Ascender, and Excelity are not included in this data, but will be included next year. In the United States, approximately 14% of our workforce is Black or African American, 11% is Asian, 6% is Hispanic or Latino, 2% is multiracial, and less than 1% is Native Hawaiian or Pacific Islander, American Indian or Alaska Native and approximately 64% is White. In the United States, people of color represent approximately 24% of employees in manager-level roles and above, and approximately 22% of employees in vice president-level roles and above.

As we enter the third year of the pandemic, we continue to ensure that all necessary policies and procedures are in place at our facilities to protect employee health and safety. This includes those for vaccination, testing, masking, and physical distancing that conform to government requirements.

We are also committed to providing meaningful leadership and learning development opportunities to our workforce. Over 35,000 hours of in-person trainings, digital learning and webinars related to leadership and learning development topics were completed by nearly 93% of our employees as of December 31, 2021.

Responsible Innovation

We believe that tech for good and responsible innovation can have a positive impact on all stakeholders. Dayforce Wallet provides individuals with faster access to their earned pay, which enables them to cover both everyday expenses as well as urgent or unplanned costs.

Our Communities

Ceridian is committed to giving back to the communities in which we live and work. Through our charity, Ceridian Cares, we provide financial support to individuals and families struggling with basic needs and quality of life. In 2021, the organization donated over $1.1 million to people in need in the United States and Canada. Last year, we launched a new giving and volunteering platform for our workforce through which employees donated to over 480 non-profits in 12 countries.

We encourage you to review our 2022 annual Ceridian ESG Report for more detailed information regarding our ESG, and Human Capital goals, programs, and initiatives, which we anticipate will be available on our website at https://www.ceridian.com/company/corporate/corporateresponsibility by no later than March 31, 2022. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference into, and is not considered part of, this Form 10-K.

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

Our fourth amended and restated certificate of incorporation, our amended and restated bylaws, charters of our Acquisition and Finance, Audit, Compensation, and Corporate Governance and Nominating Committees of our Board of Directors (our “Board”), our Corporate Governance Guidelines, and our Code of Conduct, as well as any waivers from and amendments to our Code of Conduct are available on our website at https://investors.ceridian.com/corporate-governance/governance-documents. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference into, and is not considered part of, this Form 10-K.

7 2021 Form 10-K

Executive Officers

Our executive officers as of February 25, 2022 are as follows:

Name	Age	Position
David D. Ossip	55	Chair and Co-Chief Executive Officer
Leagh E. Turner	50	Co-Chief Executive Officer
Christopher R. Armstrong	53	Executive Vice President and Chief Operating Officer
Noémie C. Heuland	44	Executive Vice President and Chief Financial Officer
Stephen H. Holdridge	61	Executive Vice President and Chief Customer Officer
Jeffrey S. Jacobs	46	Head of Accounting and Financial Reporting
Joseph B. Korngiebel	51	Executive Vice President, Chief Product and Technology Officer
William E. McDonald	57	Executive Vice President, General Counsel and Corporate Secretary
Rakesh Subramanian	49	Executive Vice President and Chief Revenue Officer

David D. Ossip

Mr. Ossip is our Chair and Co-Chief Executive Officer. Mr. Ossip has held the position of Chair since August 2015 and Co-Chief Executive Officer since February 2022. Mr. Ossip has served as Chief Executive Officer from July 2013 until February 2022. Mr. Ossip joined the Company following the Company’s acquisition of Dayforce Corporation in 2012, where he held the position of chief executive officer. Mr. Ossip serves as a director of Dragoneer Growth Opportunities Corp. III, a NASDAQ listed special acquisition company. Mr. Ossip previously served as a director for Dragoneer Growth Opportunities Corp, a NYSE listed company, and Dragoneer Growth Opportunities Corp II, a NASDAQ listed company.

Leagh E. Turner

Ms. Turner is our Co-Chief Executive Officer since February 2022 and has been a member of our Board of Directors since February 2022. Ms. Turner joined Ceridian in 2018, serving as President from August 2018 until February 2022 and Chief Operating Officer from February 2020 until February 2022. Prior to joining Ceridian, Ms. Turner held the position of global chief operating officer, strategic customer program of SAP, an enterprise software and programming company, from October 2016 to August 2018. Ms. Turner is a member of the board of directors for Manulife Financial Corporation, a NYSE listed company.

Noémie C. Heuland

Ms. Heuland is our Executive Vice President and Chief Financial Officer, positions she has held since October 2020. Prior to joining the Company, Ms. Heuland held the position of Senior Vice President, Chief Financial Officer of SAP Latin America and Caribbean region since April 2018. In addition, Ms. Heuland held the positions of Vice President, Chief Financial Officer of SAP Latin America and Caribbean North and South from April 2015 to March 2018. Ms. Heuland is a certified public accountant (inactive).

Stephen H. Holdridge

Mr. Holdridge is our Executive Vice President, Chief Customer Officer since February 2022. Mr. Holdridge joined Ceridian in January 2020, serving as Global Head of Services until February 2022. Prior to joining the Company, Mr. Holdridge held the position of Senior Executive Vice President, Worldwide Services at MicroStrategy, Inc. from November 2017 until July 2019. In addition, Mr. Holdridge held the position of Senior Vice President, Global Consulting Services at Infor (US), Inc., from June 2012 until October 2017.

Christopher R. Armstrong

Mr. Armstrong is our Executive Vice President, Chief Customer Officer, a position he has held since February 2020. Mr. Armstrong joined Ceridian in 2004, and since then has held several commercial and operational leadership roles, including Executive Vice President, Chief Operating Officer from May 2019 until February 2020, Executive Vice President, Operations from March 2018 until May 2019, and Executive Vice President, Customer Support from April 2016 until March 2018.

8 2021 Form 10-K

Jeffrey S. Jacobs

Mr. Jacobs is our Head of Accounting and Financial Reporting and serves as the principal accounting officer, positions he has held since May 2020. Mr. Jacobs has served as our Vice President, Finance since December 2016. Mr. Jacobs is a certified public accountant (inactive).

Joseph B. Korngiebel

Mr. Korngiebel is our Executive Vice President, Chief Product and Technology Officer, positions he has held since August 2020. Prior to joining the Company, Mr. Korngiebel held various positions at Workday, Inc. since March 2006, including Chief Technology Officer from May 2017 until July 2020 and Senior Vice President, Technology and Innovation from January 2014 until May 2017.

William E. McDonald

Mr. McDonald is our Executive Vice President and General Counsel, positions he has held since July 2021, and Corporate Secretary, a position he has held since February 2016. Mr. McDonald served as Deputy General Counsel from February 2016 until July 2021.

Rakesh Subramanian

Mr. Subramanian is our Executive Vice President and Chief Revenue Officer, a position he has held since April 2021. Prior to joining the Company, Mr. Subramanian held various positions at SAP America, Inc., beginning in 2005, most recently as Senior Vice President and Managing Director from July 2017 until April 2021, and Regional Vice President from January 2014 until June 2017.

9 2021 Form 10-K

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

Our business ordinarily encounters and addresses risks, some of which can cause our future results to be different than we currently anticipate. The risk factors described below represent our current view of some of the most important risks facing our business and are important to its understanding. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion includes a number of forward-looking statements. In addressing these risks, you should also refer to the information contained in this Annual Report on Form 10-K, including the consolidated financial statements and related notes.

Our quarterly results of operations have and may continue to fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including the levels of our revenues, gross margin, profitability, cash flow, and deferred revenue, has varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. These factors include: our ability to attract and retain new and current Cloud customers, as well as Dayforce Wallet customers; changes on services or pricing impacting our customer contracts; seasonal variations in sales of and revenue from our applications, changes on our operating expenses related to the maintenance and expansion of our business including new acquired businesses, operations, and infrastructure; and general economic, industry, and market conditions, including the addition or loss of employees by our Cloud customers who generally pay on a “per employee per month” basis, interest rates and accounting rules.

Our business plan is focused on an aggressive growth strategy. If we fail to manage our growth effectively or if our strategy is not successful, we may be unable to execute our business plan, to maintain high levels of service, or to adequately address competitive challenges.

We have and we believe we will continue to experience a period of rapid growth in our operations and Cloud solutions. The growth of our operations and Cloud solutions has and may continue to place a strain on our management, administrative, operational, technological and financial infrastructure. In order to manage our growth effectively, we will need to continuously improve our operational, financial, technological and management systems, and our internal controls, reporting systems and procedures to scaled global capabilities which may require investment as we grow and could result in disruption as we transform. Failure to effectively manage growth or to achieve our growth strategy could result in problems or delays in implementing customers, declines in quality or customer satisfaction, increases in costs, complications in introducing new features, or other operational challenges; and any of these difficulties could have a material adverse effect on our business, financial condition, and results of operations.

Revenues from our Cloud solutions have grown substantially over the last few years. Our efforts to continue increasing use of our Cloud solutions and our other applications, including the Dayforce Wallet, may not succeed and may reduce our revenue growth rate.

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

10 2021 Form 10-K

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

One of our growth levers is international sales growth into new markets and we anticipate that customers and potential customers may increasingly require and demand that a single vendor provide HCM solutions and services for their employees in a number of countries. Our global recent expansion, and any future expansion into new markets, has and will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs as well as the risk of the product not incorporating in a timely fashion or at all the necessary changes to enable a customer to be compliant with such laws. Additionally, our international operations are subject to risks that could adversely affect those operations or our business as a whole, including but not limited to the costs of establishing a market presence, localizing product and service offerings for foreign customers, difficulties in managing and staffing international operations, and increased expenses related to introducing corporate policies and controls in our international operations and increased reliance on partners to provide services in additional geographies. As part of our international strategy, we work with partners to perform services in certain geographies where we do not currently have international operations or the particular service required by our customers, as a result we may experience business impact if our partners do not carry out the services as committed, including potential for reduced margin from additional expense or impact to customer relationships.

Our international growth strategy has and may continue to include growth via acquisition, in which case our growth may also be dependent on our ability to transition acquired customers from current products to Dayforce or to increase sales by addressing broader HCM needs with additional modules of Dayforce.

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

We face a variety of competitors, some of which are long-established providers of HCM solutions. Many of our current and potential competitors are larger, have greater name recognition, longer operating histories, larger marketing budgets, and significantly greater resources than we do, and are able to devote greater resources to the development, promotion, and sale of their products and services. Some of our competitors do or could offer HCM solutions bundled as part of a larger product offering. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or to withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution

11 2021 Form 10-K

agreements with consultants, system integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. Although we have a global partnership strategy, additional investment and efforts will be necessary to implement such a strategy.

If our competitors’ products, services, or technologies become more accepted than our applications are today, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, it could have a material adverse effect on our business, financial condition, and results of operations. In addition, some of our competitors may offer their products and services at a lower price compared to our products or their current pricing impacting our ability to achieve our target pricing. If we are unable to achieve our target pricing levels or if we experience significant pricing pressures, it could have a material adverse effect on our business, financial condition, and results of operations.

Our aging software infrastructure, technology, and sophistication of these systems may lead to increased costs, vulnerability to cyber-attack, or disruptions in operations that could have a material adverse effect on our business, market brand, financial condition, and results of operations.

Our business continues to demand the use of sophisticated systems and technology, including technology infrastructure assets. These systems and technologies must be refined, updated and/or replaced with more advanced systems on a regular basis in order for us to meet both our customers’ and employees’ demands and expectations. Some of the crucial platforms on which we host our back office and bureau systems are aged and need to be replaced or are in the process of being replaced. If we are unable to replace our aged, crucial platforms, if some or all these platforms fail to operate due to a software error or infrastructure failure, if we fail to continue to refine and update our systems and technologies on a timely basis or within reasonable cost parameters, if we do not appropriately and timely train our employees to operate any of these new systems, or we are unable to appropriately protect any of these systems, we could suffer the loss of data, vulnerabilities to cyber-attack, system outages or other performance problems, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is dependent on our payroll, transaction, financial, accounting, and other data processing systems. We rely on these systems, which are maintained both internally and externally at third parties, to process, on a daily and time sensitive basis, a large number of complicated transactions. We, both through our internal systems and systems maintained by third parties, electronically receive, process, store, and transmit data and personal information about our customers and their employees, as well as our vendors and other business partners. We keep this information confidential. However, both our internal and third party partners’ websites, networks, applications and technologies, and other information systems may be targeted for sabotage, disruption, or data misappropriation. Further, as we grow by acquisition, these risks become acute in the period following the acquisition, as we set about integrating the acquisition target’s systems into ours. Additionally, as we retire our legacy products like our bureau payroll services, we are decreasing investments in maintaining those systems which creates the potential for a potential security breach of one of those systems. The uninterrupted operation of our information systems and our ability to maintain the confidentiality of personal information and other customer and individual and company information that resides on our systems are critical to the successful operation of our business. We, and our third party providers, maintain systems and processes designed to protect this data and maintain business continuity, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. Any information security breach in our business processes or of our processing systems (whether they are maintained internally or externally at third parties) has the potential to impact our customer information and sensitive company information, including our financial reporting capabilities, which could result in the potential loss of business and our ability to accurately report financial results. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could potentially miss a critical filing period, resulting in potential fees and penalties, or lose control of customer data, all of which could result in financial loss, a disruption of our business, liability to customers, regulatory intervention, or damage to our reputation.

We are subject to a twenty-year consent order with the FTC that became final in June 2011 stemming from a December 2009 criminal hack into our discontinued U.S. payroll application. We conceded no wrongdoing in the order and we were not subject to any monetary fines or penalties. However, in connection with the order, we are required to,

12 2021 Form 10-K

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

Our solutions and our business are subject to a variety of U.S. and other countries’ laws and regulations, including those regarding privacy, data protection, and information security. Any failure by us or our third party service providers, as well as the failure of our services, to comply with these laws could have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with privacy, data protection and information security laws and regulations could have a material adverse effect on our business, results of operations or financial condition, or have other adverse consequences. These laws, which are not uniform, govern the collection, storage, hosting, transfer (including in some cases, the transfer outside the country of collection), use, disclosure, security, retention and destruction of personal information; they require us to give notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and regulate the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, clients, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. The European Union (the “EU”) General Data Protection Regulation (the “GDPR”), and the California Consumer Protection Act (the “CCPA”), are among the most comprehensive of these laws. The number of related laws and regulations we are subject to continue to increase as we enter new markets in Europe, Asia Pacific, and Latin America, and as we continue our entry into the consumer space through our Wallet offering. Restrictions on transfers of personal information from one geography to another continue to consolidate. Complying with these laws and requirements, including the enhanced obligations imposed by the GDPR and the CCPA, has resulted in significant costs to our business and may continue to require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a material adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in significant regulatory penalties and legal liability and damage our reputation. Restrictions on cross border data flows and data residency requirements may negatively impact our clients’ and our own ability to transfer personal information to the United States and other countries as part of our provision of services, and in support of our own operations, potentially impacting revenues. In addition, data security events and concerns about privacy abuses by other companies are changing consumer and social expectations for enhanced privacy and data protection. As a result, even the perception of noncompliance, whether or not valid, may damage our reputation.

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

Customers use on our solutions to assist them to comply with payroll, HR, and other applicable laws for which the solutions are intended for use. We and our third party providers must monitor all applicable laws and as such laws expand, evolve, or are amended in any way, and when new regulations or laws are implemented, we may be required to modify our solutions to assist our customers to comply with such new regulations or laws, which requires an investment of our time and resources. We are also reliant on our third party providers to modify the solutions that they provide to our customers as part of our solutions to comply with changes to such laws and regulations. The number of laws and

13 2021 Form 10-K

regulations that we are required to monitor has and will continue to increase as we expand both the geographic regions in which the solutions are offered and the types of products we offer to customers. These risks have become exacerbated as we expand by acquisition and are most acute in the period following the acquisition as we integrate the acquired business and its systems. In the event our solutions fail to enable a customer to comply with applicable laws, we are subject to negative customer experiences, harm to our reputation or loss of customers, claims for any fines, penalties or other damages suffered by our customer, and other financial harm, including fines, penalties or other damages suffered by us directly.

If our current or future applications fail to perform properly, our reputation could be adversely affected, our market share could decline, and we could be subject to liability claims, which could have a material adverse effect on our business, financial condition, and results of operations.

Our applications are inherently complex and may contain material defects or errors that we are not yet aware of. Because of the large amount of data that we collect and manage, it is possible that failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or to contain inaccuracies that our customers regard as significant. Any defects in functionality or that cause interruptions in the availability of our applications could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the costs incurred in correcting any material defects or errors might be substantial. While we conduct standard due diligence during our acquisition process, these risks are heightened as we grow by acquisition and dedicate resources to integrating the acquisition target’s systems into ours and take on the vulnerabilities that may exist at the acquisition target.

Regulatory requirements placed on our software and services could impose increased costs on us, delay or prevent our introduction of new products and services, and impair the function or value of our existing products and services.

Our products and services are subject to increasing regulatory requirements, and as these requirements proliferate, we are required to change or adapt to comply. Changing regulatory requirements might render our services obsolete or might block us from developing new products and services. This might in turn impose additional costs upon us to comply or to further develop our products and services. Changing regulatory requirements can make introduction of new services more costly or more time-consuming than we currently anticipate and could even prevent introduction by us of new services or cause the continuation of our existing services to become more costly.

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Future changes in these laws or regulations could require us to modify our applications in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, resulting in reductions in the demand for Internet-based applications such as ours, any of which could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the implementation of our applications, which could have a material adverse effect on our business, financial condition, and results of operations.

We have experienced and will continue to experience significant growth in the number of users, transactions, and data that our operations infrastructure supports, including the acquisition of new systems via strategic transactions. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers and to facilitate the rapid provision of new customer activations and the expansion of existing customer activations. In addition, we need to continue to properly manage our technological operations infrastructure to support version control, changes in hardware and software parameters, and the evolution of our applications. We have experienced, and may in the future experience, website disruptions, outages, and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, increased resource consumption from expansion or modification to our Dayforce code, spikes in customer usage, and denial of service issues. The risks of these problems occurring may be exacerbated by our strategic acquisitions, especially in the period following the acquisition as we integrate the acquisition target’s systems into ours, as well as our aging technology infrastructure which in some cases is supported by older platforms. In some instances, we may not be able to identify the

14 2021 Form 10-K

cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject them to financial penalties, causing us to incur financial liabilities and customer losses; and our operations infrastructure may fail to keep pace with increased sales, causing new customers to experience delays as we seek to obtain additional capacity, which could have a material adverse effect on our business, financial condition, and results of operations.

Our growth depends in part on the success of our strategic relationships with third parties who provide us with services and license us software for use in or with both our applications and our internal operations.

In order to maintain and grow our business, we do, and we anticipate that we will continue to, depend on the continuation and expansion of relationships with third parties who provide us with services. These service provider partners include connected payroll partners, implementation partners, systems integrators, third party sales channel partners, the operators of data centers, and the providers who execute wire transfers and other money movement services to support our customer payroll and tax services. Our agreements with these third party service providers are typically non-exclusive and do not prohibit them from working with our competitors. If any third-party service providers on which we rely to provide us with services experience a disruption, go out of business, are acquired by our competitors, experience a decline in quality, or terminate their relationship with us, we could experience a material adverse effect on our business, financial condition, and results of operation.

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

Once our applications are deployed, our customers depend on our support organization and the support capabilities of our partners to resolve technical issues relating to our applications, as well as our partner’s applications. We or our partners may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services, and we may be limited in our ability to resolve the technical issues our customers have with our technology, or our partner’s technology. We or our partners also may be unable to modify the format of our or our partners’ support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and have an adverse effect on our results of operations. Ultimately, a client could elect to terminate their agreement due to dissatisfaction with support, resulting in lost recurring revenue. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation and our ability to sell our applications to existing and prospective customers, which could have a material adverse effect on our business, financial condition, and results of operations.

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

15 2021 Form 10-K

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

Our success depends largely upon the continued services of our senior management team. Our executive officers, senior management or other key personnel have limited or no notice period applicable to their employment. Therefore, they could terminate their employment with us at any time. Additionally, we do not maintain key employee insurance on any of our executive officers, senior management or key employees. The loss of one or more of our executive officers, senior management or key employees could have a material adverse effect on our business, financial condition, and results of operations.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for talent is intense, and has become more intense following the onset of the coronavirus disease 2019 ("COVID-19") pandemic, including without limitation for individuals with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications.

If our vendors or affiliates initiate payroll-related transactions on behalf of our customers and do not receive funds from the customer sufficient to cover the amounts paid on their behalf, we may suffer significant losses which could have a material adverse effect on our business, financial condition, and results of operations.

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

16 2021 Form 10-K

Customer funds and wage funds of their employees that our trustees and third-party financial institution partners hold are subject to market, interest rate, credit, and liquidity risks. The loss of these funds could have a material adverse effect on our business, financial condition, and results of operations.

Our trustees (in the case of customer funds held in our U.S. Ceridian Clients’ Funds Trust and our Ceridian Canada Payroll Trust) and our third party financial institution partners (in the case of employee wage funds held on their behalf as part of the U.S. Dayforce Wallet program and certain of our non-U.S. operations) may invest funds in one or more high-quality bank deposits, money market mutual funds, commercial paper, collateralized short-term investments, government securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate, and bank securities. These assets are subject to varying degrees of general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility. We are required to fund the payroll and wage funds of our customers and their employees regardless of any loss realized on those investments affecting the principal funds held. In the event of a global financial crisis, such as that experienced in 2008, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fund payrolls. Any loss of principal, or inability to access customer funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional indebtedness or dilution to our stockholders, and otherwise disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

We have, and we may in the future seek to acquire or to invest in businesses, applications or technologies that we believe could complement or expand our applications, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may incur significant costs to integrate such businesses. Further, we may not be able to integrate the acquired personnel, operations, and technologies successfully or profitably, or to effectively manage the combined business following the acquisition. If an acquired business fails to meet our expectations, it could have a material adverse effect on our business, financial condition, and results of operations. In order to fund acquisitions, we may issue dilutive equity securities or incur additional debt, resulting in an increase our interest payments.

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

Regulators worldwide are exercising heightened scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such heightened scrutiny has resulted in more aggressive investigations and enforcement of such laws and more burdensome regulations, any of which could have a material adverse impact on our business. We are growing our business throughout the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act, the anti-corruption provisions of the Australian criminal code, and the U.K. Bribery Act. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties, and in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others. In addition, some of our businesses and entities in the U.S. and a number of other countries in which we operate are and will continue to be subject to anti-money laundering laws and regulations. These laws require us to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records.

17 2021 Form 10-K

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

As of December 31, 2021, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2034 and 2022 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could have a material adverse effect on our financial condition and results of operations.

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

We face risk of litigation, regulatory investigations, and similar actions in the ordinary course of our business, including the risk of lawsuits and other legal actions relating to breaches of contractual obligations, tortious claims, employment and labor law matters, securities law claims, or claims related to erroneous transactions or breach of data privacy laws from customers, stockholders, employees or other third parties which could result in fines, penalties, interest, or other damages. Litigation might result in substantial costs and may divert management’s attention and resources, which might materially harm our business, overall financial condition, and operating results. We may also be subject to various regulatory inquiries, such as information requests, subpoenas and book and records examinations, from

18 2021 Form 10-K

regulators and other authorities in the geographic markets in which we operate. A substantial liability arising from a lawsuit judgment or settlement or a significant regulatory action against us or a disruption in our business arising from adverse adjudications in proceedings against our directors, officers, or employees could have a material adverse effect on our business, financial condition, and results or operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results and leading analysts or potential investors to lower their expectations of our performance, which could reduce the trading price of our stock or potentially result in a lawsuit related to the reduced trading price of our stock.

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

In order to protect our intellectual property rights, we have and will likely be required to continue to spend significant resources to monitor and to protect these rights. Litigation brought to protect and to enforce our intellectual property rights could be costly, time-consuming, and distracting to management, with no guarantee of success, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, to protect, and to enforce our intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations.

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

19 2021 Form 10-K

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

The implementation of new systems and enhancements may be disruptive to our business and can be time-consuming and divert management’s attention. Any disruptions relating to our systems or any problems with implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis, could materially and adversely affect our business and operations.

Risks Related to Our Indebtedness

Our outstanding indebtedness under our Senior Secured Credit Facility could have a material adverse effect on our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

Pursuant to our credit agreement, we are a borrower of (i) a $680.0 million term loan debt facility (the "Term Debt") and (ii) a $300.0 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facility"). Our Senior Secured Credit Facility is secured substantially by all of our assets. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that:

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
•
our indebtedness may expose us to the risk of increased interest rates because certain of our borrowings, including and most significantly our borrowings under our Senior Secured Credit Facility, are at variable rates of interest; and
•
our indebtedness may prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our business.

Under the terms of the agreements governing our debt facilities, we are required to comply with specified operating covenants and, under certain circumstances, a financial covenant applicable to the Revolving Credit Facility, which may limit our ability to operate our business as we otherwise might operate it. If not cured, an event of default under our Senior Secured Credit Facility could result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable, which would require us, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of our indebtedness, to sell selected assets, and/or to reduce or to delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt, and any such financing or refinancing might not be available on economically favorable terms or at all. If we are not able to generate sufficient cash flows to meet our debt service obligations or are forced to take additional measures to be able to service our indebtedness, it could have a material adverse effect on our business, financial condition, and results of operations.

Aspects of the Capped Calls may not operate as planned and may affect the value of the Convertible Senior Notes and our common stock, and we are subject to counterparty credit risk with respect to the Capped Calls.

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026 ("Convertible Senior Notes"). In connection with the pricing of the Convertible Senior Notes, we entered into capped call transactions with the option counterparties ("the Capped Calls"). Please refer to Note 9, "Debt," for additional information. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Senior Notes and/or offset any potential cash payments we are required to make in excess of the principal

20 2021 Form 10-K

amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are complex transactions that are not part of the terms of the Convertible Senior Notes, and may not operate as planned. If the Capped Calls do not operate as we intend, it may have an effect on the price of the Convertible Senior Notes or our common stock.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following any conversion of the Convertible Senior Notes, any repurchase of the Convertible Senior Notes by us on any fundamental change repurchase date, any redemption date, or any other date on which the Convertible Senior Notes are retired by us, in each case if we exercise our option to terminate the relevant portion of the Capped Calls. This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Senior Notes, which could affect the ability of a noteholder to convert the Convertible Senior Notes and, to the extent the activity occurs during any observation period related to a conversion of Convertible Senior Notes, could affect the number of shares of common stock, if any, and value of the consideration that a noteholder will receive upon conversion of the Convertible Senior Notes. If any such Capped Call fails to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock and the value of the Convertible Senior Notes. The option counterparties are financial institutions, and we are subject to the risk that they might default under the Capped Calls. Our exposure to the credit risk of the option counterparties is not secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.

Risks associated with the conversion of our Convertible Senior Notes may adversely affect our financial condition and results of operations.

Under certain circumstances, noteholders may convert their Convertible Senior Notes at their option prior to the scheduled maturities. Upon conversion of the Convertible Senior Notes, we will be obligated to make cash payments in an amount no less than the principal amount being converted, and any excess of the conversion value over the principal amount will be settled, at the Company’s election, in cash or shares of the Company’s common stock. In addition, noteholders will have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date (as defined in the Indenture under which the Convertible Senior Notes were issued ("Indenture")). There is a risk that we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered therefor or Convertible Senior Notes being converted. Our failure to repurchase Convertible Senior Notes when the Indenture requires the repurchase or to pay any cash payable on future conversions of the Convertible Senior Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Senior Notes or make cash payments upon conversions thereof. In addition, even if noteholders do not elect to convert their Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current, rather than long-term, liability, which would result in a material reduction of our net working capital.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and investors may lose all or part of their investment.

The market price and volume of our common stock trading has experienced, and may continue to experience, wide fluctuations and volatility. Factors that may impact our performance and market price include those discussed elsewhere in this “Risk Factors” section of this Annual Report on Form 10-K and others such as: announcements, including filing with the SEC by us or our competitors of acquisitions, business plans or commercial relationships as well as new services; any major change in our senior management or board of director; sales, or anticipated sales, of our stock, including sales by our officers, directors, and significant stockholders; issuance of new, negative, or changed securities analysts’ reports or

21 2021 Form 10-K

recommendations or estimates; investor perceptions of us and the industries in which we or our customers operate; and threatened or actual litigation and governmental investigations.

These and other factors may cause the market price and demand for shares of our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs, damage to our reputation, and divert the time and attention of our management from our business, which could have a material adverse effect on our business, financial condition, and results of operations.

The issuance of additional stock, including common stock issued upon conversion of our Convertible Senior Notes, will dilute all other stockholders.

The issuance of additional stock in connection with acquisitions, financings, our equity incentive plans, our Convertible Senior Notes or otherwise will dilute all other stockholders. Our fourth amended and restated certificate of incorporation authorizes us to issue up to five hundred million shares of common stock and up to ten million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions or opportunities in the future. We may pay for such acquisitions or opportunities, in part or in full, through the issuance of additional equity securities. Further, the conversion of some or all of the Convertible Senior Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Senior Notes.

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

Anti-takeover protections in our fourth amended and restated certificate of incorporation, our amended and restated bylaws or our contractual obligations may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders.

Provisions contained in our fourth amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could delay or make it more difficult to remove incumbent directors or could impede a merger, takeover or other business combination involving us or the replacement of our management, or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock, even if it would benefit our stockholders.

In addition, under the agreements governing our credit facilities, a change of control would cause us to be in default or could trigger dilutive or additional expenses. For example, in the event of a change of control default, the administrative agent under our credit facilities would have the right (or, at the direction of lenders holding a majority of the loans and commitments under our credit facilities, the obligation) to accelerate the outstanding loans and to terminate the commitments under our credit facilities, and if so accelerated, we would be required to repay all of our outstanding obligations under our credit facilities.

Further, certain provisions in the Convertible Senior Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

22 2021 Form 10-K

General Risk Factors

Our business has been adversely affected and will likely continue to be adversely affected by the COVID-19 pandemic

The global spread of the COVID-19 pandemic has created significant global volatility, uncertainty, and economic disruption. The extent to which the COVID-19 pandemic will continue to adversely affect our business, operations, and financial results will depend on numerous evolving factors. During 2021, COVID-19 outbreak continued to create significant volatility and uncertainty and economic and financial market disruption. The extent of any impact to our business depends on developments which are highly uncertain and cannot be predicted, including the COVID-19 pandemic’s, our ability to sell and to provide our services to our current and future customers, and the ability of our customers to pay for our services or to make us whole for advances of earned net wages and associated tax amounts made on their behalf by us.

As we cannot predict the duration or scope of the COVID-19 pandemic, the anticipated negative financial impact to our business, financial condition, results of operations and/or stock price cannot be reasonably estimated, but could be material and could last for an extended period of time. Nevertheless, given the global nature of our business we may experience variation in the impact of COVID-19 across geographies in terms of the degree, timing or duration of impact.

Catastrophic events may disrupt our business which could have a material adverse effect on our business, financial condition, and results of operations.

Our business, financial condition, results of operations, access to capital markets and borrowing costs may be adversely affected by a major natural disaster or catastrophic event, including civil unrest, geopolitical instability, war, terrorist attack, the effects of climate change, or pandemics or other public health emergencies such as the recent COVID-19 outbreak, and measures taken in response thereto. In the event of a major disaster or event impacting any of our locations, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

23 2021 Form 10-K

Our debt may be downgraded, which could have a material adverse effect on our business, financial condition, and results of operations.

A reduction in the ratings that rating agencies assign to our debt may negatively impact our access to the debt capital markets and increase our cost of borrowing, which could have a material adverse effect on our business, financial condition, and results of operations.

Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us.

Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. During periods of volatile credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail, no longer participate in credit offerings, or refuse to honor their existing legal commitments and obligations to us, including but not limited to, extending credit up to the maximum amount permitted by the Revolving Credit Facility. If our lenders are unable to fund borrowings under their revolving credit commitments or we are unable to borrow or refinance our debt in the financial markets, it could be difficult to obtain sufficient funding to execute our business strategy or to meet our liquidity needs, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Minneapolis, Minnesota and we also have a major office location in Toronto, Ontario, Canada, both in leased facilities. In addition, as of December 31, 2021, we lease office space in various other locations across North America, APJ, and EMEA. During the year ended December 31, 2021, we sold our St. Petersburg, Florida facility, and continue to lease office space at that location. We believe that our current facilities meet our needs, and we are confident that we will be able to obtain additional space on commercially reasonable terms to accommodate future growth.

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

On October 21, 2021, a claim was issued by purported stockholder, Bluemoon Capital Ltd., in the Superior Court of Justice of Ontario, Canada. The claim is against the Company, together with David Ossip, Chair and Co-Chief Executive Officer of the Company, Arthur Gitajn, former EVP and Chief Financial Officer of the Company, Gnaneshwar Rao, director of the Company and Brent Bickett, director of the Company, as well as certain third parties. The action, which is a proposed class action, alleges misrepresentations and negligence in connection with the disclosure made by the Company in its April 25, 2018 Prospectuses (which were later incorporated by reference into the Company’s May 24, 2018 Interim Financial Statements and MD&A) regarding matters surrounding the Company’s distribution to its pre-IPO stockholders of its 50% interest in LifeWorks Corporation Ltd. On January 19, 2022, the Ontario court rejected the Norwich Application for discovery by plaintiff (equitable or discretionary remedy in Canada for disclosure of documentation to form an action), which had been filed prior to filing the class action on the basis that it did not meet the key criteria for pre-action discovery. Plaintiff has appealed this decision.

The action seeks unspecified monetary damages under the Ontario Securities Act and at common law.

At this early stage of the proceeding, the ultimate disposition is not yet determinable, but the Company believes that the likelihood of a material loss arising out of this claim is remote.

Item 4. Mine Safety Disclosures.

Not applicable.

24 2021 Form 10-K

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

Stockholders

As of December 31, 2021, there were 64 stockholders of record of our common stock. The actual number of stockholders is considerably greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

25 2021 Form 10-K

The following graph compares the cumulative total shareholder returns on our common stock with the cumulative total return on the S&P 500 Index and the S&P 1500 Application Software Index. The graph assumes $100 was invested in each, based on closing prices, from our initial public offering to the last trading day of each quarter for the period April 26, 2018 (the date our common stock began trading on the NYSE) through December 31, 2021. Stock price performance shown in the Stock Performance Graph for our common stock is historical and not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Ceridian HCM Holding Inc.
S&P 500 Index - Total Return
S&P 1500 Application Software Index
$600
$500
$400
$300
$200
$100
$0
4/26/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
ASSUMES $100 INVESTED ON APR. 26, 2018
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2021

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.

Item 6. [Reserved]

26 2021 Form 10-K

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

The following discussion and analysis of our financial condition and results of operations covers fiscal 2021 and fiscal 2020 items and year-over-year comparisons between fiscal 2021 and fiscal 2020. Discussions of fiscal 2019 items and year-over-year comparisons between fiscal 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that was filed with the SEC on February 26, 2021.

Overview

Ceridian is a global HCM software company. We categorize our solutions into two categories: Cloud and Bureau solutions. Cloud revenue is generated from HCM solutions that are delivered via two cloud offerings: Dayforce, our flagship cloud HCM platform, and Powerpay, a cloud HR and payroll solution for the Canadian small business market. We also continue to support customers using our legacy North America Bureau solutions, which we generally stopped actively selling to new customers following the acquisition of Dayforce, and customers using our acquired Bureau solutions which we also intend to stop actively selling to new customers on a stand-alone basis. We invest in maintenance and necessary updates to support our Bureau customers and continue to migrate them to Dayforce.

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

Dayforce Wallet is a digital wallet for customers' employees on the Dayforce platform, which was launched in the U.S. in 2020 and Canada in 2021. The Dayforce Wallet gives our customers’ employees greater control over their financial well-being by providing them with instant access to their earnings. This on-demand pay feature allows employees more choice over when they get paid by making any day payday. Dayforce Wallet enables workers to access their already-earned wages anytime during the pay period, net of taxes, withholdings and other payroll deductions. Leveraging Dayforce’s continuous pay calculations, Dayforce Wallet processes a same-day payroll each time a worker requests their pay. The solution is compliant with federal, state, and local remittances and requires no changes to payroll processing including the funding, timing, and close-out of pay. The on-demand wages are loaded onto a paycard, which customers’ employees can use anywhere credit or debit cards are accepted, generating interchange fee revenue. The Dayforce Wallet mobile app makes it easy for customers’ employees to check their pay deposits, account balance and transaction history.

As of December 31, 2021, we had more than 950 customers signed onto Dayforce Wallet with over 400 customers live on the product. As of December 31, 2021, the average registration rate increased to 33% of all eligible employees.

27 2021 Form 10-K

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to 5,434 live Dayforce customers*, representing approximately 5.1 million active global users* as of December 31, 2021. In 2021, we added 528 net new live Dayforce customers. Our customers vary across industries, and no single customer constituted more than 1% of our revenues for the year ended December 31, 2021. Our annual Cloud revenue retention rate continues to exceed 95% due to our focus on solving complex problems and our superior customer experience. Please see below under "How We Assess Our Performance" for further explanation of our Cloud retention rate.

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

Over the lifetime of the customer relationship, we have the opportunity to realize additional PEPM revenue, both as the customer grows or rolls out the Dayforce solution to additional employees, and also by selling additional functionality to existing customers that do not currently utilize our full platform. We also incur costs to manage the account, to retain customers, and to sell additional functionality. These costs, however, are significantly less than the costs initially incurred to acquire and to take customers live.

Revenues

We generate recurring revenues primarily from recurring fees charged for the use of our Cloud solutions, Dayforce and Powerpay, as well as from our Bureau solutions. We also generate professional services and other revenue associated primarily with the work performed to assist customers with the planning, design, and implementation of their cloud-based solution. Our solutions are typically provided through long-term customer relationships that result in a high level of recurring revenue. We also generate recurring revenue from investment income on our Cloud and Bureau customer funds before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue.

For Dayforce, we primarily charge monthly recurring fees on a PEPM basis, generally one-month in advance of service, based on the number and type of solutions provided to the customer and the number of employees and other users at the customer. Our standard Dayforce contracts are generally for a three to five-year period. The average time it takes to implement Dayforce typically ranges from three months for smaller customers to twelve months for larger customers. We begin to generate recurring revenue when we provide a production instance to the customer, generally when they are ready to go live. We also provide outsourced human resource solutions to certain of our Dayforce customers, which are tailored to meet their individual needs, and entail performing the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting, as needed.

The Powerpay offering serves our small market Canadian customers. The typical Powerpay customer has fewer than 20 employees, and the majority of the revenue is generated from recurring fees charged on a per-employee, per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. Powerpay can typically be implemented on a remote basis within one to three days, at which point we start receiving recurring fees.

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

*Excluding the 2021 acquisitions of Ascender and ADAM HCM

28 2021 Form 10-K

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The global spread of the COVID-19 pandemic has continued to create significant global volatility, uncertainty, and economic disruption. We have experienced and may continue to experience curtailed customer demand, primarily as a result of declining employment levels at our customers in certain sectors, such as retail and hospitality, as well as lower customer utilization of professional services, due to the effects of the COVID-19 pandemic. Additionally, the federal funds rate cuts by the U.S. Federal Reserve and the overnight rate target by the Bank of Canada have had negative effects on our float revenue. The broader implications of the pandemic on our results of operations and overall financial performance continue to generate uncertainty. Please refer to the “Results of Operations” section below for further discussion of the financial impacts of the COVID-19 pandemic during the years ended December 31, 2021 and 2020, and to Part II, Item 1A “Risk Factors” for further discussion of the potential impact of the pandemic on our business.

How We Assess Our Performance

In assessing our performance, we consider a variety of performance indicators in addition to revenue and net income (loss). Set forth below is a description of our key performance measures.

	Year Ended December 31,
	2021	2020	2019
Live Dayforce customers (a)	5,434	4,906	4,363
Cloud annualized recurring revenue (ARR) (a,b,d) (in millions)	$779.8	$617.9	$582.0
Annual Cloud revenue retention rate (a,b,d)	96.8%	95.8%	96.3%
Dayforce recurring revenue per customer (c,d)	$108,631	$98,655	$86,615
Adjusted EBITDA (d) (in millions)	$162.5	$159.0	$184.6
Adjusted EBITDA margin (d)	15.9%	18.9%	22.4%
(a)
Excluding the 2021 acquisitions of Ascender and ADAM HCM.
(b)
Annual Cloud revenue retention rate and Cloud ARR are calculated on an annual basis, and the disclosure reflects data as of the most recent fiscal year end. Please see below for further explanation.
(c)
Excluding float revenue, the impact of lower employment levels due to the COVID-19 pandemic, Ascender and ADAM HCM revenue, and on a constant currency basis.
(d)
This is a Non-GAAP financial measure. For Non-GAAP financial measures with a directly comparable financial measure, a reconciliation of the GAAP to non-GAAP financial measure has been provided in the “Non-GAAP Measures” section. An explanation of these measures is included below.

29 2021 Form 10-K

Live Dayforce Customers

We use the number of live Dayforce customers as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. As shown in the table below, the number of customers live on Dayforce has increased from 482 as of December 31, 2012 to 5,434 as of December 31, 2021*. For 2021, our 5,434 live Dayforce customers represented approximately 5.1 million active global users*.

We market Dayforce to customers of all sizes, including small (under 500 employees), major (500 to 5,999 employees), and enterprise (6,000 or more employees). For 2021, small businesses accounted for 10% of the total number of active global users, major businesses accounted for 49% of the total number of active global users, and enterprise businesses accounted for 41% of the total number of active global users*. In 2021, we continued to grow our global customer base, particularly in the Enterprise market, which aligns with our strategic growth lever to expand within this segment. In addition to the increase in the number of Enterprise customers, we are successfully selling the broader HCM suite.

The following table sets forth the number of live Dayforce customers* at the end of the years presented:

Cloud Annualized Recurring Revenue (“ARR”)

We derive the majority of our Cloud revenues from recurring fees, primarily PEPM subscription charges. We also derive recurring revenue from fees related to the rental and maintenance of clocks, charges for once-a-year services, such as year-end tax statements, and investment income on our customer funds before such funds are remitted to taxing authorities, customer employees, or other third parties (often referred to as “float revenue”). To calculate Cloud ARR, we start with recurring revenue at year end, excluding revenue from Ascender and ADAM HCM, subtract the once-a-year charges, annualize the revenue for customers live for less than a full year to reflect the revenue that would have been realized if the customer had been live for a full year, and add back the once-a-year charges. We set annual targets for Cloud ARR and monitor progress toward those targets on a quarterly basis.

*Excluding the 2021 acquisitions of Ascender and ADAM HCM.

30 2021 Form 10-K

Annual Cloud Revenue Retention Rate

Our annual Cloud revenue retention rate measures the percentage of revenues that we retain from our existing Cloud customers. We use this retention rate as an indicator of customer satisfaction and future revenues. We calculate the annual Cloud revenue retention rate as a percentage, excluding Ascender and ADAM HCM, where the numerator is the Cloud ARR for the prior year, less the Cloud ARR from lost Cloud customers during that year; and the denominator is the Cloud ARR for the prior year. Our annual Cloud revenue retention rate has been 95% or above for the years ended December 31, 2021, 2020, and 2019. We set annual targets for Cloud revenue retention rate and monitor progress toward those targets on a quarterly basis by reviewing known and anticipated customer losses. Our Cloud revenue retention rate may fluctuate as a result of a number of factors, including the mix of Cloud solutions used by customers, the level of customer satisfaction, and changes in the number of users live on our Cloud solutions.

Dayforce Recurring Revenue Per Customer

Our Dayforce recurring revenue per customer is an indicator of the average size of our Dayforce recurring customer. To calculate Dayforce recurring revenue per customer, we start with Dayforce recurring revenue on a constant currency basis by applying the same exchange rate to all comparable periods for the trailing twelve months and exclude float revenue, the impact of lower employment levels due to the COVID-19 pandemic, and Ascender and ADAM HCM revenue. This amount is divided by the number of live Dayforce customers at the end of the trailing twelve month period, excluding Ascender and ADAM HCM. We set quarterly targets for Dayforce recurring revenue per customer and monitor progress toward those targets on a quarterly basis. Our Dayforce recurring revenue per customer may fluctuate as a result of a number of factors, including the number of live Dayforce customers and the number of customers purchasing the full HCM suite. We have not reconciled the Dayforce recurring revenue per customer because there is no directly comparable GAAP financial measure.

Constant Currency Revenue

We present revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Measures” section for a reconciliation of this Non-GAAP financial measure.

The average U.S. dollar to Canadian dollar foreign exchange rate was $1.25, with a daily range of $1.20 to $1.29 for the twelve months ended December 31, 2021, compared to $1.34, with a daily range of $1.27 to $1.45 for the twelve months ended December 31, 2020. As of December 31, 2021, the U.S. dollar to Canadian dollar foreign exchange rate was $1.27.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors. We define EBITDA as net income or loss before interest, taxes, depreciation, and amortization, and Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude foreign exchange gain (loss), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, and certain other non-recurring items. Adjusted EBITDA margin is determined by calculating the percentage that Adjusted EBITDA is of total revenue. Management believes that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because EBITDA, Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the normal course of our business operations. Please refer to the “Results of Operations” section below for a discussion of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin.

31 2021 Form 10-K

Recent Events

Acquisitions

On September 13, 2019, we completed the purchase of 100% of the issued and outstanding shares of Lusworth Holding Pty Ltd. (“RITEQ”) for $20.1 million. RITEQ is an Australian-based workforce management solutions provider, with operations within Australia, New Zealand, and the United Kingdom.

On May 29, 2020, we completed the purchase of 100% of the outstanding shares of Excelity Global Solutions Pte. Ltd. (“Excelity”) for $77.2 million. Excelity is a human capital management service provider in the APJ region.

On March 1, 2021, we completed the purchase of 100% of the outstanding shares of Ascender HCM Pty Limited (“Ascender”) for $359.6 million. Ascender is a payroll and HR solutions provider in the APJ region.

On April 30, 2021, we acquired 100% of the outstanding shares of O5 Systems, Inc. dba Ideal (“Ideal”) for $41.4 million. Ideal is a talent intelligence software provider based in Toronto, Ontario, Canada.

On October 4, 2021, we completed the acquisition of certain assets and liabilities of DataFuzion HCM, Inc. (“DataFuzion”), for $12.5 million in cash consideration and future contingent consideration payments. DataFuzion designs, implements, and supports customer specific data solutions that integrate HCM and ERP systems on their FUZE platform.

On December 3, 2021, we completed the acquisition of 100% of the outstanding interests in ATI ROW, LLC and ADAM HCM MEXICO, S. de R.L. de C.V. (collectively, "ADAM HCM") for $34.3 million. ADAM HCM is a payroll and HCM company in Latin America.

Financing and Other

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026. In connection with the pricing of the Convertible Senior Notes, we entered into capped call transactions with the option counterparties.

On December 15, 2021, we sold our St. Petersburg, Florida facility for $40 million, resulting in a gain on the sale of $19.1 million, which was recognized in the consolidated statements of operations within selling, general, and administrative expense.

32 2021 Form 10-K

Results of Operations

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,		Increase/ (Decrease)		% of Revenue
	2021	2020	Amount	%	2021	2020
	(Dollars in millions)
Revenue:
Recurring
Cloud	$712.9	$579.7	$133.2	23.0%	69.6%	68.8%
Bureau	137.8	110.5	27.3	24.7%	13.5%	13.1%
Total recurring	850.7	690.2	160.5	23.3%	83.1%	81.9%
Professional services and other	173.5	152.3	21.2	13.9%	16.9%	18.1%
Total revenue	1,024.2	842.5	181.7	21.6%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	197.7	166.9	30.8	18.5%	19.3%	19.8%
Bureau	64.7	46.4	18.3	39.4%	6.3%	5.5%
Total recurring	262.4	213.3	49.1	23.0%	25.6%	25.3%
Professional services and other	194.6	163.7	30.9	18.9%	19.0%	19.4%
Product development and management	134.0	83.7	50.3	60.1%	13.1%	9.9%
Depreciation and amortization	50.9	40.5	10.4	25.7%	5.0%	4.8%
Total cost of revenue	641.9	501.2	140.7	28.1%	62.7%	59.5%
Gross profit	382.3	341.3	41.0	12.0%	37.3%	40.5%
Selling, general, and administrative	417.8	333.5	84.3	25.3%	40.8%	39.6%
Operating profit	(35.5)	7.8	(43.3)	(555.1)%	(3.5)%	0.9%
Interest expense, net	35.9	25.1	10.8	43.0%	3.5%	3.0%
Other expense, net	18.9	2.7	16.2	600.0%	1.8%	0.3%
Loss before income taxes	(90.3)	(20.0)	(70.3)	(351.5)%	(8.8)%	(2.4)%
Income tax benefit	(14.9)	(16.0)	1.1	6.9%	(1.4)%	(1.9)%
Net loss	(75.4)	(4.0)	(71.4)	(1785.0)%	(7.4)%	(0.5)%
Net profit margin (a)	(7.4)%	(0.5)%	(6.9)%	(1450.6)%
Adjusted EBITDA (b)	$162.5	$159.0	$3.5	2.2%	15.9%	18.9%
Adjusted EBITDA margin (b)	15.9%	18.9%	(3.0)%	(15.9)%

(a)
Net profit margin is determined by calculating the percentage that net (loss) income is of total revenue.
(b)
For a reconciliation of Adjusted EBITDA to net income, please refer to the “Non-GAAP Measures” section.

33 2021 Form 10-K

Revenue. The following table sets forth certain information regarding our consolidated revenues for periods presented:

	Year Ended December 31,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2021	2020	2021 vs. 2020		2021 vs. 2020
	(Dollars in millions)
Revenue:
Dayforce recurring, excluding float	$596.9	$463.1	28.9%	1.8%	27.1%
Dayforce float	29.7	37.1	(19.9)%	1.7%	(21.6)%
Total Dayforce recurring	626.6	500.2	25.3%	1.8%	23.5%
Powerpay recurring, excluding float	78.2	70.8	10.5%	7.0%	3.5%
Powerpay float	8.1	8.7	(6.9)%	6.9%	(13.8)%
Total Powerpay recurring	86.3	79.5	8.6%	7.0%	1.6%
Total Cloud recurring	712.9	579.7	23.0%	2.5%	20.5%
Dayforce professional services and other	159.3	148.6	7.2%	2.1%	5.1%
Powerpay professional services and other	0.9	1.1	(18.2)%	(—)%	(18.2)%
Total Cloud professional services and other	160.2	149.7	7.0%	2.1%	4.9%
Total Cloud revenue	873.1	729.4	19.7%	2.4%	17.3%
Bureau recurring, excluding float	134.5	104.0	29.3%	1.4%	27.9%
Bureau float	3.3	6.5	(49.2)%	(—)%	(49.2)%
Total Bureau recurring	137.8	110.5	24.7%	1.4%	23.3%
Bureau professional services and other	13.3	2.6	411.5%	(11.6)%	423.1%
Total Bureau revenue	151.1	113.1	33.6%	1.1%	32.5%
Total revenue	$1,024.2	$842.5	21.6%	2.2%	19.4%

Dayforce	$785.9	$648.8	21.1%	1.8%	19.3%
Powerpay	87.2	80.6	8.2%	6.8%	1.4%
Total Cloud revenue	$873.1	$729.4	19.7%	2.4%	17.3%

Dayforce, excluding float	$756.2	$611.7	23.6%	1.8%	21.8%
Powerpay, excluding float	79.1	71.9	10.0%	6.8%	3.2%
Cloud float	37.8	45.8	(17.5)%	2.6%	(20.1)%
Total Cloud revenue	$873.1	729.4	19.7%	2.4%	17.3%

Cloud recurring, excluding float	$675.1	$533.9	26.4%	2.4%	24.0%
Bureau recurring, excluding float	134.5	104.0	29.3%	1.4%	27.9%
Total recurring, excluding float	809.6	637.9	26.9%	2.3%	24.6%
Total revenue, excluding float	$983.1	$790.2	24.4%	2.2%	22.2%

(a)
Please refer to “Non-GAAP Measures” section for additional information on our constant currency revenue, a non-GAAP financial measure.

34 2021 Form 10-K

The COVID-19 pandemic has had an adverse impact on our revenue streams during the year ended December 31, 2021, primarily in the form of lower employment levels at our customers, lower float revenue resulting from reductions in the U.S. Federal Reserve federal funds rate and the Bank of Canada overnight rate target, lower average float balances for our customer funds, and lower demand for professional services, among other effects. For the year ended December 31, 2021, we estimate the impact of lower employment levels at our customers was an approximately $21 million reduction in our revenue, of which approximately $17 million was related to Dayforce and approximately $4 million was related to Powerpay.

Total revenue increased $181.7 million, or 21.6%, to $1,024.2 million for the year ended December 31, 2021, compared to $842.5 million for the year ended December 31, 2020. This increase was primarily driven by an increase in Cloud revenue of $143.7 million, or 19.7%, from $729.4 million for the year ended December 31, 2020, to $873.1 million for the year ended December 31, 2021. The Cloud revenue increase was primarily due to an increase of $133.2 million, or 23.0%, in Cloud recurring revenue, and $10.5 million, or 7.0%, in Cloud professional services and other revenue. Cloud revenue growth was driven by both an increase in customers live on the Dayforce platform and an increase in recurring revenue per customer, as well as the Cloud revenue generated from acquired businesses during 2021.

Excluding float revenue and on a constant currency basis, total revenue grew 22.2% reflecting a 19.8% increase in Cloud revenue and a 37.5% increase in Bureau revenue. Excluding float revenue and on a constant currency basis, Cloud revenue growth reflected a 24.0% increase in Cloud recurring revenue and a 4.9% increase in Cloud professional services and other revenue. Excluding float revenue and on a constant currency basis, Dayforce revenue increased 21.8%, reflecting a 27.1% increase in Dayforce recurring revenue and a 5.1% increase in Dayforce professional services and other revenue. Excluding float revenue and on a constant currency basis, Powerpay revenue increased 3.2%.

Dayforce revenue grew 21.1%, and Powerpay revenue increased 8.2% in 2021 as compared to 2020. On a constant currency basis, Dayforce revenue increased 19.3%, and Powerpay revenue increased 1.4% for the year-ended December 31, 2021, compared to the year ended December 31, 2020. Powerpay is designed primarily for small market Canadian customers, which typically have fewer than 20 employees, and we believe those customers have been more adversely affected by the COVID-19 pandemic than larger Dayforce customers.

In addition to the increase in Cloud revenue, Bureau revenue increased by $38.0 million, or 33.6%. The increase is primarily due to Bureau revenue associated with our recent Ascender and Excelity acquisitions. The increase was partially offset by a reduction in Bureau revenue associated with our legacy technology of the North American platforms as we continue to sunset the technology. For the year ended December 31, 2021, recurring revenue from Bureau payroll customers accounted for $103.4 million, including $70.3 million from our two recent acquisitions in APJ, and Bureau stand-alone tax recurring revenue accounted for $34.4 million, compared to $73.0 million and $37.5 million in the prior year for payroll and stand-alone tax customers, respectively.

Float revenue included in recurring revenue was $41.1 million and $52.3 million for the years ended December 31, 2021 and 2020, respectively. Float revenue allocated to Cloud revenue was $37.8 million and $45.8 million for the years ended December 31, 2021 and 2020, respectively. The average float balance for our customer funds for the year ended December 31, 2021, was $3,889.5 million, compared to $3,240.8 million for the year ended December 31, 2020. On a constant currency basis, the average float balance for our customer funds increased 17.4% for the year ended December 31, 2021, compared to year ended December 31, 2020. The average yield was 1.07% during the year ended December 31, 2021, a decline of 54 basis points compared to the average yield for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, approximately 35% of our average float balance consisted of customer funds outside of the US., primarily our Canadian customers.

Cost of revenue. Total cost of revenue for the year ended December 31, 2021, was $641.9 million, an increase of $140.7 million, or 28.1%, compared to the year ended December 31, 2020. Recurring cost of revenue increased by $49.1 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to additional costs related to global expansion, including Ascender and Excelity costs, which are primarily classified as Bureau. Additionally, the increase is due to costs to support the growing Dayforce customer base. The increase in cost of revenue for professional services and other of $30.9 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to costs incurred to take new customers live.

Product development and management expense increased $50.3 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase reflects increases in personnel costs as well as share-based compensation. Excluding the impact of share-based compensation and related employer taxes, and severance expense, product development and management expense would have increased by $41.9 million. This increase reflects additional personnel costs as we work to build out the Dayforce Wallet and our international offerings. For the years ended December 31, 2021, and 2020, our investment in software development was $131.7 million and $78.3 million,

35 2021 Form 10-K

respectively, consisting of $81.1 million and $39.6 million of research and development expense, which is included within product development and management expense, and $50.6 million and $38.7 million of capitalized software development, respectively. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for capitalizing internally developed software costs.

Depreciation and amortization expense associated with cost of revenue increased by $10.4 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

Gross profit and gross margin. Total gross profit for the year ended December 31, 2021, increased by $41.0 million, or 12.0%, compared to the year ended December 31, 2020. The $41.0 million increase in gross profit was primarily attributable to the $133.2 million increase in Cloud recurring revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020.

The following table presents total gross margin and solution gross margins for the periods presented:

	Year Ended December 31,
	2021	2020
Total gross margin	37.3%	40.5%
Gross margin by solution:
Cloud recurring	72.3%	71.2%
Bureau recurring	53.0%	58.0%
Professional services and other	(12.2)%	(7.5)%

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

Cloud recurring gross margin was 72.3% for the year ended December 31, 2021, compared to 71.2% for the year ended December 31, 2020. Excluding float revenue, Cloud recurring gross margin was 70.7% for the year ended December 31, 2021, compared to 68.7% for the year ended December 31, 2020. The increase in Cloud recurring gross margin reflects an increase in the proportion of Dayforce customers live for more than two years, which increased from 76% as of December 31, 2020 to 80% as of December 31, 2021, and was also attributable to consistent configuration that has enabled us to realize economies of scale in hosting and customer support. Bureau recurring gross margin declined from 58.0% for the year ended December 31, 2020, to 53.0% for the year ended December 31, 2021 reflecting lower associated float revenue and a higher proportion of customer support costs to support the end-of-life process of our legacy Bureau payroll services, as well as lower margins on acquired Bureau services for Excelity and Ascender. Professional services and other gross margin was (12.2)% for the year ended December 31, 2021, declining from (7.5)% for the year ended December 31, 2020, reflecting additional costs incurred to take new customers live as well as expansion of our capabilities to serve international customers.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $84.3 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. Excluding the impact of share-based compensation and related employer taxes, severance expense, and certain other non-recurring items, selling, general, and administrative expenses would have increased $85.6 million. This adjusted increase of $85.6 million was due to a $48.5 million increase in sales and marketing expenses and a $37.1 million increase in general and administrative expense, both of which are primarily driven by employee-related costs. The increase in sales and marketing expense aligns with our growth initiatives. The increase in general and administrative expense is also driven by an increase in amortization expense associated with the intangible assets recognized in relation to our recent acquisitions, partially offset by the gain on sale of our office facility in St. Peterburg, Florida. Please refer to the "Non-GAAP Measures" section for additional information on the excluded items.

Interest expense, net. Interest expense, net for the year ended December 31, 2021, was $35.9 million, compared to $25.1 million for the year ended December 31, 2020. This $10.8 million increase in interest expense, net was primarily due to interest on our Convertible Senior Notes that were issued in March 2021.

36 2021 Form 10-K

Other expense, net. For the years ended December 31, 2021 and 2020, other expense, net of $18.9 million and $2.7 million, respectively, was comprised of net periodic pension expense, as well as foreign currency translation expense in 2021 compared to foreign currency translation income in 2020.

Income tax benefit. For the years ended December 31, 2021 and 2020, we had income tax benefit of $14.9 million and $16.0 million, respectively. The $1.1 million reduction in tax benefit was primarily due to a tax increase of $8.2 million attributed to the base erosion anti-abuse tax (BEAT) in the U.S., a $4.0 million increase attributed to share-based compensation, a $4.0 million increase attributed to international tax rate differences, and other increases of $4.6 million, partially offset by a $14.8 million tax benefit from current operations, and a $4.9 million tax benefit attributable to U.S. state tax. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. As of December 31, 2021, we will continue to record a valuation allowance against certain deferred tax assets including some state net operating loss carryovers and tax basis intangibles.

Net loss. Net loss was $75.4 million for the year ended December 31, 2021, compared to $4.0 million for the year ended December 31, 2020. The increase in net loss is primarily due to higher share-based compensation, lower employment levels at our customers and lower float revenue income due to the COVID-19 pandemic, investments in product development, selling capabilities, and business acquisitions to support our growth initiatives in 2021, partially offset by the gain of $19.1 million on the sale of our St. Petersburg, Florida facility. For the years ended December 31, 2021 and 2020, net profit margin was (7.4)% and (0.5)%, respectively.

Adjusted EBITDA. Adjusted EBITDA increased by $3.5 million to $162.5 million, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the increase in cloud recurring margin, partially offset by the increase in sales and marketing and product development and management expense as well as the reduction in float revenue. Adjusted EBITDA margin declined to 15.9% in 2021 from 18.9% in 2020. Adjusted EBITDA, excluding float revenue, increased $14.7 million to $121.4 million, for the year ended December 31, 2021, compared to the year ended December 31, 2020. Please refer to the "Non-GAAP Measures" section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin and additional information on the excluded items.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our Revolving Credit Facility, and proceeds from debt issuance and equity offerings. As of December 31, 2021, we had cash and equivalents of $367.5 million and there was no amount drawn on our Revolving Credit Facility of $300 million.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, product development, and funding Dayforce Wallet on demand pay requests. We have made investments in businesses or acquisitions of companies, which are also liquidity needs. Our total debt balance was $1,242.5 million as of December 31, 2021. Please refer to Note 9, “Debt,” to our consolidated financial statements and “Our Indebtedness” section below for further information on our debt.

On February 26, 2021, we elected to borrow $295.0 million under the Revolving Credit Facility to fund our acquisition of Ascender on March 1, 2021. We repaid the $295.0 million draw on March 5, 2021 with proceeds from the issuance of our Convertible Senior Notes. On April 2, 2020, we elected to borrow $295.0 million under the Revolving Credit Facility as a precautionary measure to increase our cash position and to preserve financial flexibility, given the uncertainty in the global capital markets resulting from the initial onset of the COVID-19 pandemic. We repaid the $295.0 million draw on December 8, 2020.

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026. The total net proceeds from the offering, after deducting initial purchase discounts and issuance costs, were $561.8 million. In connection with the Convertible Senior Notes, we entered into capped call transactions which are expected to reduce the potential dilution of our common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Convertible Senior Notes. We used an aggregate amount of $45.0 million of the net proceeds of the Convertible Senior Notes to purchase the Capped Calls. We used the remainder of the net proceeds from the offering (i) to repay $295.0 million principal amount under the Revolving Credit Facility and pay related accrued interest and (ii) for general corporate purposes.

On February 19, 2020, we completed the first amendment to the Senior Secured Credit Facility, in which the Term Debt interest rate was reduced from LIBOR plus 3.00% to LIBOR plus 2.50%. Further, the interest rate trigger under the applicable rating by Moody’s Investor Service was removed by the first amendment.

37 2021 Form 10-K

On December 15, 2021, we completed the second amendment to the Senior Secured Credit Facility, in which the maturity date of the Revolving Credit Facility was extended from April 30, 2023 to January 29, 2025.

We believe that our cash flow from operations, availability under our Revolving Credit Facility, and available cash and equivalents will be sufficient to meet our liquidity needs for the foreseeable future. Dayforce Wallet on demand pay requests are currently funded from our operating cash balances, until it is reimbursed by the customers through their normal payroll funding cycles. We evaluate the creditworthiness of each customer for the Dayforce Wallet feature. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and to fund our capital requirements and Dayforce Wallet on demand pay requests are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.

Our customer funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. Please refer to Note 5, "Customer Funds," for further discussion of these funds.

Statements of Cash Flows

Changes in cash flows due to purchases of customer fund marketable securities and proceeds from the sale or maturity of customer fund marketable securities, as well as the carrying value of customer fund accounts as of period end dates can vary significantly due to several factors, including the specific day of the week the period ends, which impacts the timing of funds collected from customers and payments made to satisfy customer obligations to employees, taxing authorities, and others. The customer funds are fully segregated from our operating cash accounts and are evaluated and tracked separately by management. The table below summarizes the activity within the consolidated statements of cash flows:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Net cash provided by (used in) operating activities	$48.8	$(30.2)
Net cash (used in) provided by investing activities	(711.1)	38.8
Net cash provided by financing activities	407.5	565.3
Effect of exchange rate on cash and equivalents	(20.9)	(4.0)
Net (decrease) increase in cash, restricted cash, and equivalents	(275.7)	569.9
Cash, restricted cash, and equivalents at beginning of period	2,228.5	1,658.6
Cash, restricted cash, and equivalents at end of period	1,952.8	2,228.5

Cash and equivalents	367.5	$188.2
Restricted cash and equivalents in customer funds	1,585.3	2,040.3
Total cash, restricted cash, and equivalents	$1,952.8	$2,228.5

Operating Activities

Net cash provided by operating activities was $48.8 million during the year ended December 31, 2021, primarily attributed to a net loss of $75.4 million offset by the net impact of adjustments for certain non-cash items of $165.2 million, including $113.4 million of non-cash share-based compensation expense, and $77.5 million of depreciation and amortization. Additionally, there were net working capital reductions of $41.0 million. The net working capital reductions included a $34.8 million increase in trade and other receivables, a $12.3 million increase in prepaid expenses and other current assets, a $11.8 million decrease in working capital related to other assets and liabilities, and a $9.3 million decrease in accounts payable and other accrued expenses.

Net cash used in operating activities was $30.2 million during the year ended December 31, 2020, primarily attributed to net changes in working capital that resulted in a $161.1 million reduction in cash and a net loss of $4.0 million, partially offset by the net impact of adjustments for certain non-cash items of $134.9 million, including $65.8 million

38 2021 Form 10-K

of non-cash share-based compensation expense, $51.8 million of depreciation and amortization, and $16.8 million of lease abandonment costs. Net changes in working capital were primarily attributable to a $104.0 million reduction in liabilities for employee compensation and benefits, primarily due to $106.9 million in pension contributions, $32.0 million decrease in working capital related to other assets and liabilities, a $12.0 million increase in trade and other receivables, and a $6.8 million increase in prepaid expenses and other current assets.

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $711.1 million, related to acquisition costs, net of cash acquired, of $409.5 million, net purchases of customer funds marketable securities of $275.8 million, and capital expenditures of $63.7 million. Our capital expenditures included $52.2 million for software and technology and $11.5 million for property and equipment.

During the year ended December 31, 2020, net cash provided by investing activities was $38.8 million, related to net proceeds from customer funds marketable securities of $156.9 million, partially offset by capital expenditures of $59.8 million and acquisition costs, net of cash acquired, of $58.3 million. Our capital expenditures included $41.7 million for software and technology and $18.1 million for property and equipment.

Financing Activities

Net cash provided by financing activities was $407.5 million during the year ended December 31, 2021. This cash inflow was primarily attributable to proceeds from the issuance of our Convertible Senior Notes of $561.8 million, and proceeds from the issuance of common stock under share-based compensation plans of $95.4 million, partially offset by the net decrease in our customer funds obligations of $195.7 million, and payments on our long-term debt obligations of $7.8 million.

Net cash provided by financing activities was $565.3 million during the year ended December 31, 2020. This cash inflow was primarily attributable to the net increase in our customer funds obligations of $483.6 million, and proceeds from the issuance of common stock under share-based compensation plans of $91.7 million, partially offset by payments on our long-term debt obligations of $10.0 million.

Backlog and Seasonality

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2021, approximately $1,118.5 million of revenue is expected to be recognized over the next three years from remaining performance obligations.

For a discussion of seasonality, please refer to Part 1, Item I, “Business” of this Form 10-K.

Our Indebtedness

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, product development, and funding Dayforce Wallet. From time to time, we have made investments in businesses or acquisitions of companies, which are also liquidity needs. We believe our current sources of liquidity will be sufficient to meet our liquidity needs for the foreseeable future. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. During 2021 and 2020, we incurred additional debt in the form of draws on our Revolving Credit Facility, which was subsequently repaid, and issuance of our Convertible Senior Notes for purposes of either (i) conserving our liquidity position during the uncertainty created by the COVID-19 pandemic, and (ii) general corporate purposes, including acquisitions of companies.

Senior Secured Credit Facility

On April 30, 2018, we entered into a credit agreement pursuant to which the lenders agreed to provide Senior Secured Credit Facility, consisting of the Term Debt in the original principal amount of $680.0 million and a $300.0 million Revolving Credit Facility. The Revolving Credit Facility may, at our option, be made available in United States Dollars, Canadian Dollars, Euros and/or Pounds Sterling; up to $70.0 million may, at our option, be made available for letters of

39 2021 Form 10-K

credit and $100.0 million may, at our option, be made available for swingline loans (denominated in Canadian Dollars and/or United States Dollars).

The Term Debt will mature on April 30, 2025. We are required to make annual amortization payments in respect of the Term Debt in an amount equal to 1.00% of the original principal amount thereof, payable in equal quarterly installments of 0.25% of the original principal amount of the first lien term debt. On December 15, 2021, we completed the second amendment to our Senior Secured Credit Facility, which extended the maturity of the Revolving Credit Facility from April 30, 2023 to January 29, 2025. The Revolving Credit Facility does not require amortization payments.

Convertible Senior Notes

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026. The total net proceeds from the offering, after deducting initial purchase discounts and issuance costs, were $561.8 million. In connection with the Convertible Senior Notes, we entered into capped call transactions which are expected to reduce the potential dilution of our common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Notes. We used an aggregate amount of $45.0 million of the net proceeds of the Convertible Senior Notes to purchase the Capped Calls. We used the remainder of the net proceeds from the offering (i) to repay $295.0 million principal amount under the Revolving Credit Facility and pay related accrued interest and (ii) for general corporate purposes.

For an additional description of the Senior Secured Credit Facility and the Senior Convertible Notes, please refer to Note 9, “Debt,” to our consolidated financial statements.

Contractual Obligations

Our future contractual obligations generally consist of long-term debt, leases, retirement plans, and vendor payments. Our long-term debt obligations are described in Note 9, “Debt,” to our consolidated financial statements, and the “Our Indebtedness” section above.

As of December 31, 2021, all of our facilities are leased. Most of these leases contain renewal options and require payments for taxes, insurance, and maintenance. We also lease equipment for use in our business. We ceased use of certain leased facilities during 2021 and 2020 and recognized lease abandonment charges within our consolidated statements of operations; however, we are still required to make future payments under the existing lease terms. Refer to Note 15, "Leases," to our consolidated financial statements for additional discussion of our leases.

Payments of retirement plan obligations include employer commitments to fund our defined benefit and postretirement plans and do not include estimated future benefit payments to participants expected to be made from liquidation of the assets in our defined benefit plan trusts. During the year ended December 31, 2020, we contributed $105.0 million to our largest U.S. pension plan, satisfying all expected contributions for the foreseeable future for this defined benefit plan. As of December 31, 2021, our defined benefit pension plans had a fair value of the plans’ assets that exceeded the projected benefit obligation by $1.6 million and our postretirement benefit plan had a projected benefit obligation that exceeded the fair value of the plans’ assets by $12.6 million. We expect to satisfy these remaining obligations through investment income from and appreciation in the fair value of plan assets and from future employer contributions. Refer to Note 10, "Employee Benefit Plans," to our consolidated financial statements for additional discussion of our employee benefit plans.

The amount of our future contractual obligation to vendors as of December 31, 2021 was not material.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and related notes, which have been prepared in accordance with GAAP. The preparation of these financial statements and related notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. We evaluate our estimates and judgments on an on-going basis. Our actual results may differ from these estimates. We believe the following are our critical accounting estimates:

40 2021 Form 10-K

Revenue Recognition

Description: We recognize revenue for professional services and cloud subscription services performance obligations based on an allocation of the total transaction price to each performance obligation using the respective stand-alone selling prices (“SSP”). This can result in revenue being recognized in an amount that exceeds the amount we are contractually allowed to bill our customer as of a certain point in time, resulting in the recognition of a contract asset up until the period at which billings are equal to or exceed revenue recognition. We recognized $160.2 million of cloud professional services revenue for the year ended December 31, 2021, and the related contract assets were $62.7 million as of December 31, 2021.

Judgments and Uncertainties: The determination of our stand-alone selling price for the performance obligations requires us to make assumptions based on market conditions and observable inputs, as well as an estimate of the total professional service hours expected to be incurred in connection with each customer implementation.

Sensitivity of Estimate to Change: The consideration allocated to professional services performed to activate a new customer is recognized as professional services revenues based on the proportion of total work performed to date compared to an estimation of total work expected to complete the implementation project for that customer account. To the extent this consideration exceeds the customer billings, a contract asset would be recognized. An increase or decrease in the estimation of total work expected to complete the implementation would impact the amount of consideration allocated to each of the performance obligations as well as the timing of revenue recognition, as professional services revenue related to implementation activities is generally recognized at the beginning of the contract.

Business Combinations

Description: We account for business combinations using the acquisition method of accounting. We allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with the excess recorded as goodwill.

Judgments and Uncertainties: The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair value of the acquired assets and liabilities. Fair value of the assets and liabilities acquired is determined through established valuation techniques, such as the income, cost or market approach. Generally, we use third-party valuation experts to assist in certain fair value determinations. The fair value measurements of identifiable intangibles are based on available historical information and expectations and assumptions about the future. Significant assumptions used to value identifiable intangible assets may include projected revenue growth, discount rates, royalty rates, customer attrition rates, and other factors.

Determining the useful life of an intangible asset also requires judgment. All acquired assets were determined to have useful lives.

Sensitivity of Estimate to Change: In 2021, we acquired Ascender, Ideal, DataFuzion, and ADAM HCM for $359.6 million, $41.4 million, $17.9 million, and $34.3 million, respectively, which included the acquisition of $7.1 million of trade names, $84.1 million of customer relationships, and $78.2 million in developed technology. We utilized third-party valuation specialists to perform the valuation of certain assets and liabilities acquired for each acquisition.

Trade Names: From the Ascender, Ideal, and ADAM HCM acquisitions, we acquired trade names, which were determined to have a total fair value of $7.1 million using the relief from royalty method. Key assumptions used to calculate the fair value of the trade names using this method included revenue projections, royalty rates, and discount rates.

Customer Relationships: From the Ascender, Ideal, and ADAM HCM acquisitions, we acquired customer relationships, which were determined to have a total fair value of $84.1 million using the Multi-Period Excess Earnings Method (“MPEEM”) a form of the income approach, or variations of the MPEEM, such as the distributor method. Assumptions used in valuing these assets included future earnings projections, customer attrition rates, and discount rates, among others.

Developed Technology: From the Ascender, Ideal, DataFuzion, and ADAM HCM acquisitions, we acquired developed technology, which were determined to have a total fair value of $78.2 million using various methods, such as the relief from royalty method and the MPEEM, including the distributor method. Assumptions used in valuing these assets included future earnings projections, technology migration factors, royalty rates, tax rates, and discount rates, among others.

Contingent Consideration: From the DataFuzion acquisition, we recognized contingent consideration, which was determined to have a total fair value of $5.4 million, using two methods, a scenario-based method ("SBM") and an option

41 2021 Form 10-K

pricing model ("OPM"), specifically the Black Scholes Merton model. Key assumptions used in the SMB include possible outcomes, probability of occurrence, and discount factor. Key assumptions used in the OPM include expected present value of certain ARR, and volatility.

We believe the estimates applied to the valuations are based on reasonable assumptions, but are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine the fair value of the assets acquired, which could result in impairment losses in the future.

Please refer to Note 2, “Summary of Significant Accounting Policies,” for a description of our revenue recognition and business combination policy and our significant accounting policies.

Recently Issued Accounting Pronouncements

Please refer to Note 2, “Summary of Significant Accounting Policies,” for a full discussion of recent accounting pronouncements.

Non-GAAP Measures

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors.

We define EBITDA as net income (loss) before interest, taxes, depreciation, and amortization, and Adjusted EBITDA as EBITDA, as adjusted to exclude foreign exchange gains (losses), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, and certain other non-recurring items. Adjusted EBITDA margin is determined by calculating the percentage that Adjusted EBITDA is of total revenue. Management believes that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because EBITDA, Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the control of operating management.

Our presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are intended as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income (loss), earnings per share, or any other performance measures derived in accordance with GAAP, or as measures of operating cash flows or liquidity. Our presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by similar items to those eliminated in this presentation. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are included in this discussion because they are key metrics used by management to assess our operating performance.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are not defined under GAAP, are not measures of net income or any other performance measures derived in accordance with GAAP, and are subject to important limitations. Our use of the terms EBITDA, Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA margin do not reflect the following:

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
•
our income tax expense or the cash requirements to pay our income taxes; and

42 2021 Form 10-K

•
certain other non-recurring items.

In evaluating EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Net loss	$(75.4)	$(4.0)
Interest expense, net	35.9	25.1
Income tax benefit	(14.9)	(16.0)
Depreciation and amortization	77.5	51.8
EBITDA	23.1	56.9
Foreign exchange loss (gain)	9.5	(1.0)
Share-based compensation (a)	116.8	68.9
Severance charges (b)	7.4	9.7
Restructuring consulting fees (c)	16.7	8.1
Other non-recurring items (d)	(11.0)	16.4
Adjusted EBITDA	$162.5	$159.0
Net profit margin (e)	(7.4)%	(0.5)%
Adjusted EBITDA margin	15.9%	18.9%

(a)
Represents share-based compensation expense and related employer taxes.
(b)
Represents costs for severance compensation paid to employees whose positions have been eliminated or who have been terminated not for cause.
(c)
Represents consulting fees and expenses incurred during the periods presented in connection with any acquisition, investment, disposition, recapitalization, equity offering, issuance or repayment of debt, issuance of equity interests, or refinancing.
(d)
Represents (1) impacts of changes to our facilities, resulting in a net gain of $19.1 million during 2021 primarily as a result of the sale of our St. Petersburg, Florida facility and charges of $16.8 million during 2020 related to the abandonment of certain leased facilities, (2) in 2021 the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, (3) the impact of the fair value adjustment for the DataFuzion contingent consideration during 2021, and (4) recovery in 2020 of duplicate payments associated with the 2019 isolated service incident. Please refer to Note 15, “Leases”, Note 3, “Business Combinations,”, and Note 16, “Commitments and Contingencies” for further discussion of these items.
(e)
Net profit margin is determined by calculating the percentage that net (loss) income is of total revenue.

43 2021 Form 10-K

The following tables present a reconciliation of our reported results to our non-GAAP EBITDA and Adjusted EBITDA basis for all periods presented:

	Year Ended December 31, 2021
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted (b)
	(Dollars in millions)
Cost of revenue:
Recurring	$262.4	$12.9	$2.0	$—	$247.5
Professional services and other	194.6	9.5	0.2	—	184.9
Product development and management	134.0	18.0	0.6	—	115.4
Depreciation and amortization	50.9	—	—	—	50.9
Total cost of revenue	641.9	40.4	2.8	—	598.7
Sales and marketing	218.5	13.8	1.9	—	202.8
General and administrative	199.3	62.6	2.7	(2.0)	136.0
Operating (loss) profit	(35.5)	116.8	7.4	(2.0)	86.7
Other expense, net	18.9	—	—	17.2	1.7
Depreciation and amortization	77.5	—	—	—	77.5
EBITDA	$23.1	$116.8	$7.4	$15.2	$162.5
Interest expense, net	35.9	—	—	—	35.9
Income tax (benefit) expense (c)	(14.9)	—	—	(23.6)	8.7
Depreciation and amortization	77.5	—	—	—	77.5
Net (loss) income	$(75.4)	$116.8	$7.4	$(8.4)	$40.4

(a)
Other operating expenses includes net gain of $19.1 million during 2021 primarily as a result of the sale of our St. Petersburg, Florida facility, intercompany foreign exchange loss, restructuring consulting fees, the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, and the impact of the fair value adjustment for the DataFuzion contingent consideration.
(b)
The Adjusted amount is a non-GAAP financial measure.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.

44 2021 Form 10-K

	Year Ended December 31, 2020
	As reported	Share-based compensation	Severance charges	Other operating expenses (a)	Adjusted (b)
	(Dollars in millions)
Cost of revenue:
Recurring	$213.3	$6.1	$1.8	$—	$205.4
Professional services and other	163.7	3.8	0.9	—	159.0
Product development and management	83.7	8.7	1.5	—	73.5
Depreciation and amortization	40.5	—	—	—	40.5
Total cost of revenue	501.2	18.6	4.2	—	478.4
Sales and marketing	165.6	8.0	3.3	—	154.3
General and administrative	167.9	42.3	2.2	24.5	98.9
Operating profit	7.8	68.9	9.7	24.5	110.9
Other expense (income), net	2.7	—	—	(1.0)	3.7
Depreciation and amortization	51.8	—	—	—	51.8
EBITDA	$56.9	$68.9	$9.7	$23.5	$159.0
Interest expense, net	25.1	—	—	—	25.1
Income tax (benefit) expense (c)	(16.0)	—	—	(25.0)	9.0
Depreciation and amortization	51.8	—	—	—	51.8
Net (loss) income	$(4.0)	$68.9	$9.7	$(1.5)	$73.1

(a)
Other operating expenses includes lease abandonment charges, intercompany foreign exchange loss, restructuring consulting fees, and recovery of duplicate payments associated with the 2019 isolated service incident.
(b)
The Adjusted amount is a non-GAAP financial measure.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.

45 2021 Form 10-K

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

Foreign Currency Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar. Our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows create a natural hedge against our foreign currency denominated expenses. Accordingly, our results of operations and cash flows were not materially affected by fluctuation in foreign currency exchange rates, and we believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not materially affect our ability to meet our operational needs or result in a material foreign currency loss in the future. Due to the relative size of our international operations to date, we have not instituted an active hedging program. We expect our international operations to continue to grow in the near term, and we are monitoring the foreign currency exposure to determine if we should begin a hedging program.

Interest Rate Risk. In certain jurisdictions, we collect funds for payment of payroll and taxes; temporarily hold such funds in segregated accounts until payment is due; remit the funds to the customers’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. We invest the customer funds in high-quality bank deposits, money market mutual funds, commercial paper or collateralized short-term investments. We may also invest these funds in government securities, as well as highly rated asset-backed, mortgage-backed, corporate, and bank securities

Based on current market conditions, portfolio composition, and investment practices, a 100 basis point increase in market investment rates would result in approximately $23 million of increase in float revenue over the ensuing twelve month period. In addition, we also have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations, either reducing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities, would reduce our average customer fund balances and float revenue. There are no incremental costs of revenue associated with changes in float revenue.

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

46 2021 Form 10-K

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by the company or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. As of December 31, 2021, the fair value of plan assets exceeded the projected benefit obligation ("PBO") by $1.6 million and therefore was fully funded. Please refer to Note 10, "Employee Benefit Plans," for additional information.

The effective discount rate used in accounting for pension and other benefit obligations in 2021 ranged from 2.00% to 2.36%. The expected rate of return on plan assets for qualified pension benefits in 2021 was 2.70%. The following table reflects the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

		Impact on 2022 Pension Expense Increase (Decrease)
	Change in Assumption	Pension Benefits	Post Retirement
		(Dollars in millions)
Increase in discount rate	50 basis points	$0.6	$—
Decrease in discount rate	50 basis points	$(0.6)	$—
Increase in return on plan asset	50 basis points	$(2.4)	N/A
Decrease in return on plan asset	50 basis points	$2.4	N/A

47 2021 Form 10-K

Item 8. Financial Statements and Supplementary Data.

48 2021 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ceridian HCM Holding Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ceridian HCM Holding Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Ascender HCM Pty Limited during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Ascender HCM Pty Limited’s internal control over financial reporting associated with consolidated total assets of 5% and consolidated total revenue of 7% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Ascender HCM Pty Limited.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

49 2021 Form 10-K

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

Stand-alone selling price of cloud professional services

The Company recognized $160.2 million of cloud professional services revenue for the year ended December 31, 2021, and the related contract assets were $62.7 million as of December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company’s cloud service arrangements include professional services revenue for the implementation of new customers or customer migrations, followed by access to the Company’s hosted payroll processing solution. Revenue recognized for the professional services and payroll processing performance obligations is based on an allocation of the total transaction price to each performance obligation using their respective stand-alone selling prices. This results in revenue being recognized in an amount that exceeds the amount the Company is contractually allowed to bill their customer, resulting in the recognition of a contract asset. The determination of the stand-alone selling price for the performance obligations requires the Company to make assumptions based on market conditions and observable inputs, as well as an estimate of the total professional service hours expected to be incurred in connection with the implementation.

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

Acquisition-date fair value of customer relationships intangible asset

As discussed in Note 3 to the consolidated financial statements, on March 1, 2021, the Company completed the purchase of 100% of the outstanding shares of Ascender HCM Pty Limited for a purchase price of $359.6 million (the “Transaction”). The Company records all assets and liabilities, including intangible assets, acquired in a

50 2021 Form 10-K

business combination at fair value. The Company acquired various intangible assets in the Transaction, including a customer relationships intangible asset associated with the generation of future income from existing customers. The acquisition-date fair value for this asset was $76.5 million.

We identified the evaluation of the acquisition-date fair value of the customer relationships intangible asset as a critical audit matter. There was a higher degree of subjective auditor judgment in evaluating forecasted EBITDA margins used in the fair value measurement of the customer relationships intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including a control related to management’s assessment of the forecasted EBITDA margins. To assess the forecasted EBITDA margins used in the valuation, we compared the forecasted EBITDA margins to Ascender HCM Pty Limited’s historical results and EBITDA margins of comparable companies. In addition, we performed sensitivity analyses over the acquisition-date fair value of the customer relationships intangible asset by considering reasonably possible changes to forecasted EBITDA margins and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1958.e Company’s auditor since 1958.

Minneapolis, Minnesota
February 25, 2022

51 2021 Form 10-K

Ceridian HCM Holding Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
	(Dollars in millions, except share data)
ASSETS
Current assets:
Cash and equivalents	$367.5	$188.2
Restricted cash	1.9	—
Trade and other receivables, net	146.3	101.1
Prepaid expenses and other current assets	92.6	73.9
Total current assets before customer funds	608.3	363.2
Customer funds	3,535.8	3,759.4
Total current assets	4,144.1	4,122.6
Right of use lease asset	29.4	27.9
Property, plant, and equipment, net	128.2	136.4
Goodwill	2,323.6	2,031.8
Other intangible assets, net	332.5	195.0
Other assets	208.4	187.6
Total assets	$7,166.2	$6,701.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.3	$7.2
Current portion of long-term lease liabilities	11.3	10.5
Accounts payable	51.7	38.9
Deferred revenue	48.7	24.4
Employee compensation and benefits	77.3	64.6
Other accrued expenses	24.7	20.5
Total current liabilities before customer funds obligations	222.0	166.1
Customer funds obligations	3,519.9	3,697.8
Total current liabilities	3,741.9	3,863.9
Long-term debt, less current portion	1,124.4	660.6
Employee benefit plans	20.7	24.4
Long-term lease liabilities, less current portion	32.7	33.6
Other liabilities	19.0	20.6
Total liabilities	4,938.7	4,603.1
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 151,995,031 and 148,571,412 shares issued and outstanding, respectively	1.5	1.5
Additional paid in capital	2,860.0	2,606.5
Accumulated deficit	(309.2)	(233.8)
Accumulated other comprehensive loss	(324.8)	(276.0)
Total stockholders’ equity	2,227.5	2,098.2
Total liabilities and equity	$7,166.2	$6,701.3

See accompanying notes to consolidated financial statements.

52 2021 Form 10-K

Ceridian HCM Holding Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions, except share and per share data)
Revenue:
Recurring	$850.7	$690.2	$680.1
Professional services and other	173.5	152.3	144.0
Total revenue	1,024.2	842.5	824.1
Cost of revenue:
Recurring	262.4	213.3	201.8
Professional services and other	194.6	163.7	149.8
Product development and management	134.0	83.7	67.9
Depreciation and amortization	50.9	40.5	36.4
Total cost of revenue	641.9	501.2	455.9
Gross profit	382.3	341.3	368.2
Selling, general and administrative	417.8	333.5	295.9
Operating (loss) profit	(35.5)	7.8	72.3
Interest expense, net	35.9	25.1	32.4
Other expense, net	18.9	2.7	5.6
(Loss) income before income taxes	(90.3)	(20.0)	34.3
Income tax benefit	(14.9)	(16.0)	(44.4)
Net (loss) income	$(75.4)	$(4.0)	$78.7
Net (loss) income per share:
Basic	$(0.50)	$(0.03)	$0.55
Diluted	$(0.50)	$(0.03)	$0.53
Weighted-average shares outstanding:
Basic	150,402,321	146,774,471	142,049,112
Diluted	150,402,321	146,774,471	148,756,592

See accompanying notes to consolidated financial statements.

53 2021 Form 10-K

Ceridian HCM Holding Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net (loss) income	$(75.4)	$(4.0)	$78.7
Items of other comprehensive (loss) income before income taxes:
Change in foreign currency translation adjustment	(17.6)	18.7	29.1
Change in unrealized (loss) gain from invested customer funds	(48.4)	38.4	37.7
Change in pension liability adjustment (1)	6.0	21.2	9.8
Other comprehensive (loss) income before income taxes	(60.0)	78.3	76.6
Income tax (benefit) expense, net	(11.2)	15.9	12.0
Other comprehensive (loss) income after income taxes	(48.8)	62.4	64.6
Comprehensive (loss) income	$(124.2)	$58.4	$143.3

(1)
The amount of the pension liability adjustment recognized in the consolidated statements of operations within other expense, net was $15.1 million, $13.2 million, and $10.1 million during the years ended December 31, 2021, 2020, and 2019, respectively.

See accompanying notes to consolidated financial statements.

54 2021 Form 10-K

Ceridian HCM Holding Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
	(Dollars in millions, expect share data)
Balance as of December 31, 2018	139,453,710	$1.4	$2,325.6	$(335.6)	$(375.9)	$1,615.5
Cumulative-effect adjustments to accumulated deficit related to the adoption of ASU 2018-02	—	—	—	27.1	(27.1)	—
Net income	—	—	—	78.7	—	78.7
Issuance of common stock under share-based compensation plans	4,932,908	—	87.0	—	—	87.0
Share-based compensation	—	—	36.5	—	—	36.5
Foreign currency translation	—	—	—	—	29.1	29.1
Change in unrealized gain, net of tax $9.6	—	—	—	—	28.1	28.1
Change in minimum pension & postretirement liability, net of tax of $2.4	—	—	—	—	7.4	7.4
Balance as of December 31, 2019	144,386,618	$1.4	$2,449.1	$(229.8)	$(338.4)	$1,882.3
Net loss	—	—	—	(4.0)	—	(4.0)
Issuance of common stock under share-based compensation plans	4,184,794	0.1	91.6	—	—	91.7
Share-based compensation	—	—	65.8	—	—	65.8
Foreign currency translation	—	—	—	—	18.7	18.7
Change in unrealized gain, net of tax $10.2	—	—	—	—	28.2	28.2
Change in minimum pension & postretirement liability, net of tax of $5.7	—	—	—	—	15.5	15.5
Balance as of December 31, 2020	148,571,412	$1.5	$2,606.5	$(233.8)	$(276.0)	$2,098.2
Net loss	—	—	—	(75.4)	—	(75.4)
Issuance of common stock under share-based compensation plans	3,423,619	—	95.4	—	—	95.4
Share-based compensation	—	—	113.4	—	—	113.4
Foreign currency translation	—	—	—	—	(17.6)	(17.6)
Change in unrealized loss, net of tax ($12.8)	—	—	—	—	(35.6)	(35.6)
Change in minimum pension & postretirement liability, net of tax of $1.6	—	—	—	—	4.4	4.4
Equity component of convertible senior notes	—	—	77.7	—	—	77.7
Purchase of capped calls related to convertible senior notes	—	—	(33.0)	—	—	(33.0)
Balance as of December 31, 2021	151,995,031	$1.5	$2,860.0	$(309.2)	$(324.8)	$2,227.5

See accompanying notes to consolidated financial statements.

55 2021 Form 10-K

Ceridian HCM Holding Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net (loss) income	$(75.4)	$(4.0)	$78.7
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(38.5)	(7.0)	(69.4)
Depreciation and amortization	77.5	51.8	57.1
Amortization of debt issuance costs and debt discount	16.9	1.2	1.2
Lease abandonment costs	2.9	16.8	—
Net periodic pension and postretirement cost	8.8	3.3	5.2
Provision for doubtful accounts	1.8	2.0	3.2
Share-based compensation	113.4	65.8	36.5
Gain on sale of assets	(19.1)	—	—
Change in fair value of contingent consideration	0.6	—	—
Other	0.9	1.0	(0.4)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(34.8)	(12.0)	(16.4)
Prepaid expenses and other current assets	(12.3)	(6.8)	(8.0)
Accounts payable and other accrued expenses	9.3	(1.4)	3.8
Deferred revenue	5.5	(1.2)	0.8
Employee compensation and benefits	2.3	(104.0)	(11.1)
Accrued interest	0.4	—	—
Accrued taxes	0.4	(3.7)	(11.1)
Other assets and liabilities	(11.8)	(32.0)	(19.5)
Net cash provided by (used in) operating activities	48.8	(30.2)	50.6
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	(763.8)	(212.4)	(408.4)
Proceeds from sale and maturity of customer funds marketable securities	488.0	369.3	374.5
Expenditures for property, plant, and equipment	(11.5)	(18.1)	(16.3)
Expenditures for software and technology	(52.2)	(41.7)	(38.9)
Net proceeds from sale of assets	37.9	—	—
Acquisition costs, net of cash and restricted cash acquired	(409.5)	(58.3)	(30.2)
Net cash (used in) provided by investing activities	(711.1)	38.8	(119.3)
Cash Flows from Financing Activities
(Decrease) increase in customer funds obligations, net	(195.7)	483.6	529.9
Repayment of long-term debt obligations	(7.8)	(10.0)	(7.2)
Proceeds from revolving credit facility	295.0	295.0	—
Repayment of revolving credit facility	(295.0)	(295.0)	—
Proceeds from issuance of common stock under share-based compensation plans	95.4	91.7	87.0
Proceeds from issuance of convertible senior notes, net of issuance costs	561.8	—	—
Purchases of capped calls related to convertible senior notes	(45.0)	—	—
Payment of debt refinancing costs	(1.2)	—	—
Net cash provided by financing activities	407.5	565.3	609.7
Effect of exchange rate changes on cash, restricted cash, and equivalents	(20.9)	(4.0)	11.3
Net (decrease) increase in cash and equivalents	(275.7)	569.9	552.3
Cash, restricted cash, and equivalents at beginning of year	2,228.5	1,658.6	1,106.3
Cash, restricted cash, and equivalents at end of year	$1,952.8	$2,228.5	$1,658.6
Reconciliation of cash, restricted cash, and equivalents to the consolidated balance sheets
Cash and equivalents	$367.5	$188.2	$281.3
Restricted cash	1.9	—	—
Restricted cash and equivalents included in customer funds	1,583.4	2,040.3	1,377.3
Total cash, restricted cash, and equivalents	$1,952.8	$2,228.5	$1,658.6
Supplemental Cash Flow Information:
Cash paid for interest	$19.1	$26.7	$37.4
Cash paid for income taxes	33.4	4.2	36.2
Cash received from income tax refunds	3.3	9.6	0.3

See accompanying notes to consolidated financial statements.

56 2021 Form 10-K

Ceridian HCM Holding Inc.

Notes to Consolidated Financial Statements

1. Organization

Ceridian HCM Holding Inc. and its subsidiaries (also referred to in this report as “Ceridian,” “we,” “our,” and “us”) offer a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll-related tax filing, human resource information systems, employee self-service, time and labor management, and recruitment and applicant screening. Our technology-based services are typically provided through long-term customer relationships that result in a high level of recurring revenue. While we operate in 18 countries globally, our operations are primarily located in the United States and Canada.

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

We consolidate the grantor trusts that hold funds provided by our payroll and tax filing customers pending remittance to employees of those customers or tax authorities in the United States and Canada, although Ceridian does not own the grantor trusts. Under consolidation accounting, the enterprise with a controlling financial interest consolidates a VIE. A controlling financial interest in an entity is determined through analysis that identifies the primary beneficiary which has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, ongoing reassessments must be performed to confirm whether an enterprise is the primary beneficiary of a VIE. The grantor trusts are VIEs, and we are deemed to have a controlling financial interest as the primary beneficiary. Please refer to Note 5, “Customer Funds,” for further information on our accounting for these funds.

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

Cash and Equivalents

As of December 31, 2021 and 2020, cash and equivalents were comprised of cash held in bank accounts and investments with an original maturity of three months or less.

57 2021 Form 10-K

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

Trade and Other Receivables, Net

Trade and other receivables balances are presented on the consolidated balance sheets net of the allowance for doubtful accounts of $3.9 million and $3.1 million and the reserve for sales adjustments of $4.0 million and $4.4 million as of December 31, 2021, and 2020, respectively. We experience credit losses on accounts receivable and, accordingly, must make estimates related to the ultimate collection of the receivables. Specifically, management analyzes accounts receivable, historical bad debt experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We estimate the reserve for sales adjustment based on historical sales adjustment experience. We write off accounts receivable when we determine that the accounts are uncollectible, generally upon customer bankruptcy or the customer’s nonresponse to continued collection efforts.

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

Repairs and maintenance costs are expensed as incurred. We capitalized interest of $0.4 million and $0.5 million in property, plant, and equipment, net during the years ended December 31, 2021 and 2020, respectively. Property, plant, and equipment assets are assessed for impairment as described under the heading “Impairment of Long-Lived Assets” below.

Business Combinations

In accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, we use the acquisition method of accounting and allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date. Goodwill represents the excess of purchase consideration transferred over the estimated fair value of the identifiable net assets acquired in a business combination.

Assigning estimated fair values to the net assets acquired requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of the assets acquired and liabilities assumed. Estimated fair values of assets acquired and liabilities assumed are generally based on available historical information, independent valuations or appraisals, future expectations, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets, and other factors. We may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill affects any measurement of goodwill impairment taken during the measurement period, if applicable. If necessary, purchase price allocation

58 2021 Form 10-K

revisions that occur outside of the measurement period are recorded within our consolidated statement of operations depending on the nature of the adjustment.

Refer to Note 3, “Business Combinations”, for additional information regarding our accounting for recent business combinations.

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

We assess goodwill impairment risk by comparing the fair value of the net assets with the carrying amount of the reporting unit. We determine the fair value of the reporting unit based on our market capitalization at the testing date. If the carrying amount of the goodwill exceeds the fair value of the reporting unit, goodwill may be impaired. To the extent that the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized.

Intangible assets represent amounts assigned to specifically identifiable intangible assets at the time of an acquisition. Definite-lived assets are amortized on a straight-line basis generally over the following periods:

Customer lists and relationships	4-12 years
Trade name	3-5 years
Technology	3-5 years

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

We had capitalized software costs, net of accumulated amortization, of $92.8 million and $78.7 million as of December 31, 2021, and 2020, respectively, included in property, plant, and equipment, net in the accompanying consolidated balance sheets. We amortize software costs on a straight-line basis over the expected life of the software, generally a range of two to seven years. Amortization of software costs totaled $37.0 million, $30.6 million, and $28.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, capitalized software, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying

59 2021 Form 10-K

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

Deferred costs included within Other assets on our consolidated balance sheets were $144.5 million and $132.9 million as of December 31, 2021 and 2020, respectively. Amortization expense for the deferred costs was $46.4 million, $38.8 million, and $32.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

For our performance obligations, the consideration allocated to cloud subscription revenues is recognized as recurring revenues, typically commencing when an instance is provisioned to the customer. The consideration allocated to professional services to activate a new account is recognized as professional services revenues based on the proportion of total work performed, using reasonably dependable estimates (in relation to progression through the implementation phase), by solution.

60 2021 Form 10-K

Recurring Revenues

For our Dayforce solutions, we primarily charge monthly recurring fees on a per employee, per month (“PEPM”) basis, generally one-month in advance of service, based on the number and type of solutions provided to the customer and the number of employees at the customer. We charge Powerpay customers monthly recurring fees on a per-employee, per-process basis. For our Bureau solutions, we typically charge monthly recurring fees on a per-process basis. The typical recurring customer contract has an initial term between three and five years. Any credits related to service level commitments are recognized as incurred, as service level failures are not anticipated at contract signing. Should a customer cancel the initial contract, an early termination fee may be applicable, and revenue is recognized upon collection. We also generate recurring revenue from investment income on our Cloud and Bureau customer funds before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue. Please refer to Note 12, “Revenue,” for a full description of our sources of revenue.

Professional Services and Other Revenues

Professional services and other revenues consist primarily of charges relating to the work performed to assist customers with the planning, design, and implementation of their solutions. Also included in professional services are any related training services, post-implementation professional services, and shipment of time clocks purchased by customers. We also generate professional services and other revenues from custom professional services and consulting services that we provide and for certain third-party services that we arrange for our Bureau customers. Professional services revenue is primarily recognized as hours are incurred.

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

Cost of recurring revenues primarily consists of costs to provide maintenance and technical support to our customers, and the costs of hosting our applications. The cost of recurring revenues includes compensation and other employee-related expenses for data center staff, payments to outside service providers, data center, and networking expenses.

Cost of professional services and other revenues primarily consists of costs to provide implementation consulting services and training to our customers, as well as the cost of time clocks. Costs to provide implementation consulting services include compensation and other employee-related expenses for professional services staff, costs of subcontractors, and travel.

Product development and management expense includes costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, and enhancements to our existing solutions that do not result in additional functionality. Product development and management expense also includes costs related to the management of our solutions. Research and development expense, which is included within product development and management expense, was $81.1 million, $39.6 million, and $34.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Depreciation and amortization related to cost of revenue primarily consists of amortization of capitalized software.

61 2021 Form 10-K

Selling, General, and Administrative Expense

Selling expense includes costs related to maintaining a direct marketing infrastructure and sales force and other direct marketing efforts, such as marketing events, advertising, telemarketing, direct mail, and trade shows. Advertising costs are expensed as incurred. Advertising expense was $7.5 million, $5.5 million, and $5.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Other Expense (Income), Net

Other expense (income), net includes the results of transactions that are not appropriately classified in another category. These items are primarily foreign currency translation gains and losses resulting from transactions denominated in foreign currencies and net periodic pension costs.

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

Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, trade and other receivables, net, customer funds obligations, customer advance payments, and accounts payable approximate fair value because of the short-term nature of these items.

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

62 2021 Form 10-K

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

Pension and Other Postretirement Benefits Liability

We present information about our pension and postretirement benefit plans in Note 10, “Employee Benefit Plans” to our consolidated financial statements. Liabilities and expenses for pensions and other postretirement benefits are determined with the assistance of third-party actuaries, using actuarial methodologies and incorporating significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (medical costs, retirement age, and mortality). The discount rate assumption utilizes a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The impact of a change in the discount rate of 25 basis points would be approximately $11 million on the liabilities and $0.2 million on pre-tax earnings in the following year. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. A change in the assumption for the long-term rate of return on plan assets of 25 basis points would impact pre-tax earnings by approximately $1 million.

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

63 2021 Form 10-K

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

			January 2021	The adoption of this standard did not have a significant impact on our financial statements.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	October 2021

This amendment requires an acquirer to account for revenue contracts acquired in a business combination in accordance with Topic 606, Revenue From Contracts with Customers, as if it had originated the contracts.

October 2021

The adoption of this standard resulted in an increase to deferred revenue on Ascender's opening balance sheet of $2.7 million and Ideal's opening balance sheet of $0.2 million. Additionally, the adoption resulted in the recognition of $2.8 million of revenue in the consolidated statements of operations for the twelve months ended December 31, 2021.

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

January 2022

We plan to adopt the guidance as of January 1, 2022, using the modified retrospective method of transition. The adoption will result in the elimination of the debt discount (and related deferred tax liability) that was recorded within equity related to our Convertible Senior Notes. The net impact of the adjustments will be recorded to the opening balance of retained earnings and additional paid in capital. Preliminarily, we expect the impact to the consolidated balance sheet as follows: (1) increase of $92.9 million to long-term debt, (2) decrease of $77.7 million to additional paid-in capital, net of allocated issuance costs of $2.7 million and deferred tax impact of $28.2 million, and (3) increase to retained earnings of $13.6 million.

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

64 2021 Form 10-K

3. Business Combinations

Ascender

On March 1, 2021, we completed the purchase of 100% of the outstanding shares of Ascender HCM Pty Limited (“Ascender”) for $359.6 million. Ascender is a payroll and human resources solutions provider in the Asia Pacific Japan ("APJ") region. We entered into a forward foreign currency contract to hedge the purchase price for the Ascender acquisition which was denominated in Australian dollars, resulting in the recognition of a realized gain of $4.2 million included as a component of other expense, net in our consolidated statement of operations.

The financial results of Ascender have been included within our consolidated financial statements from the acquisition date forward and are classified among both Cloud and Bureau solutions. For the twelve months ended December 31, 2021, Ascender revenue included within our consolidated statement of operations was $73.3 million. The purchase accounting was considered complete as of December 31, 2021. The intangible assets consist of $76.5 million of customer relationships, $55.0 million of developed technology, and $6.5 million of trade name. Of the goodwill associated with this acquisition, no amount is deductible for income tax purposes. The goodwill of $242.8 million arising from the Ascender acquisition is primarily attributable to the synergies to enable both multi-national customers and customers within the APJ region to leverage one global HCM platform, Dayforce, as well as the assembled workforce of Ascender.

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

(Dollars in millions)
Cash and equivalents	$5.1
Restricted cash	2.0
Trade receivables, prepaid expenses, and other current assets	16.0
Customer funds	18.9
Property, plant, and equipment	13.1
Goodwill	242.8
Other intangible assets	138.0
Other assets	18.8
Accounts payable and other current liabilities	(33.4)
Customer funds obligations	(18.8)
Other non-current liabilities	(42.9)
Total purchase price	$359.6

Ideal

On April 30, 2021, we completed the purchase of 100% of the outstanding shares of O5 Systems, Inc. dba Ideal (“Ideal”) for $41.4 million. Ideal is a talent intelligence software provider based in Toronto, Ontario, Canada.

The financial results of Ideal have been included within our consolidated financial statements from the acquisition date forward and are classified as a Cloud solution. For the twelve months ended December 31, 2021, Ideal revenue included within our consolidated statement of operations was $2.9 million. The purchase accounting was considered complete as of December 31, 2021. The intangible assets consist of $18.0 million of

65 2021 Form 10-K

developed technology, $0.2 million of trade name, and $0.1 million of customer relationships. Of the goodwill associated with this acquisition, no amount is deductible for income tax purposes.

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

(Dollars in millions)
Cash and equivalents	$2.6
Trade receivables, prepaid expenses, and other current assets	1.0
Property, plant, and equipment	0.1
Goodwill	26.3
Other intangible assets	18.3
Accounts payable and other current liabilities	(3.8)
Other non-current liabilities	(3.1)
Total purchase price	$41.4

DataFuzion

On October 4, 2021, we completed the acquisition of certain assets and liabilities of DataFuzion HCM, Inc. (“DataFuzion”) for $12.5 million in cash consideration and future contingent consideration payments. The asset purchase agreement allows the sellers to receive additional payments based on 1) the go live of DataFuzion’s payroll processing solution for a certain customer (“Milestone Payment”) and 2) qualifying annualized recurring revenue ("ARR") performance generated from DataFuzion's solution at each measurement date (“Earn-out Payments”, collectively with the Milestone Payment, the “Contingent Consideration Payments”). The Milestone Payment will not exceed a payout of $2.5 million whereas the Earn-out Payments are performance based and do not have an established maximum payout. The earn-out will be measured and subsequently paid annually as of June 30, with the first measurement in 2023 and the final measurement in 2026. The fair value of the Contingent Consideration Payments was $5.4 million at the date of acquisition and $6.0 million at December 31, 2021. Due to the remeasurement of the Contingent Consideration Payments, we recognized $0.6 million of expense for the three months ended December 31, 2021 within selling, general, and administrative expense in our consolidated statements of operations.

The purchase accounting has been finalized as of December 31, 2021 and we have allocated the purchase price of $17.9 million as follows: $15.6 million to goodwill and $2.3 million to developed technology. Of the goodwill associated with this acquisition, $10.2 million is deductible for income tax purposes.

ADAM HCM

On December 3, 2021, we completed the acquisition of 100% of the outstanding interests in ATI ROW, LLC and ADAM HCM MEXICO, S. de R.L. de C.V. (collectively, "ADAM HCM") for $34.3 million. ADAM HCM is a payroll and HCM company in Latin America.

The purchase accounting has not been finalized as of December 31, 2021. Provisional amounts relate to final purchase price adjustments, specifically the net working capital, and tax positions. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition. Intangible assets recorded for this acquisition consist of $7.5 million of customer relationships, $2.9 million of developed technology, and $0.4 million of trade name. Of the goodwill associated with this acquisition, $23.5 million is deductible for income tax purposes.

66 2021 Form 10-K

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(Dollars in millions)
Cash and equivalents	$0.2
Trade receivables, prepaid expenses, and other current assets	1.1
Goodwill	23.5
Other intangible assets	10.8
Other assets	0.2
Accounts payable and other current liabilities	(1.5)
Total purchase price	$34.3

Excelity

On May 29, 2020, we completed the purchase of 100% of the outstanding shares of Excelity Global Solutions Pte. Ltd. (“Excelity”) for $77.2 million in cash consideration. Excelity is a human capital management service provider in the APJ region.

The financial results of Excelity have been included within our consolidated financial statements from the acquisition date forward and are classified as a Bureau solution. Intangible assets recorded for this acquisition consist of $14.8 million of customer relationships, $3.5 million of trade name, and $2.4 million of developed technology. The purchase accounting was complete as of December 31, 2020. Of the goodwill associated with this acquisition, $5.1 million is deductible for income tax purposes.

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

The acquisition of Ascender, Ideal, DataFuzion, ADAM HCM, and Excelity were recorded using the acquisition method of accounting, in which the assets and liabilities assumed are recognized at their fair value. Additionally, after consideration of these acquisitions, management has concluded that we continue to have one operating and reportable segment. This conclusion aligns with how management monitors operating performance, allocates resources, and deploys capital. Pro forma financial information is not presented as none of the acquisitions qualified as a significant business combination individually or in aggregate.

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

67 2021 Form 10-K

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

For the contingent consideration related to the DataFuzion acquisition, we utilized an option pricing model, specifically a Black-Scholes-Merton model, to estimate the fair value of the contingent liability as of the reporting dates. This model uses certain assumptions related to risk-free rates and volatility as well as certain judgments in forecasting ARR. The contingent consideration has been measured as Level 3 given the unobservable inputs that are significant to the measurement of the liability.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	December 31, 2021
	Level 1	Level 2		Level 3	Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$1,952.4	(a)	$—	$1,952.4
Total assets measured at fair value	$—	$1,952.4		$—	$1,952.4

Liabilities
DataFuzion contingent consideration	$—	$—		$6.0	$6.0
Total liabilities measured at fair value	$—	$—		$6.0	$6.0

	December 31, 2020
	Level 1	Level 2		Level 3	Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$1,719.1	(a)	$—	$1,719.1
Total assets measured at fair value	$—	$1,719.1		$—	$1,719.1

(a)
Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

68 2021 Form 10-K

The contingent consideration is included within other liabilities in our consolidated balance sheets. During the twelve months ended December 31, 2021, we recognized expense of $0.6 million within selling, general, and administrative expense in our consolidated statements of operations due to the remeasurement of the DataFuzion contingent consideration.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets acquired and liabilities assumed as part of a business combination are measured at fair value. Please refer to Note 3, “Business Combinations,” for additional information on our business combinations. During the years ended December 31, 2021 and 2020, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.
5. Customer Funds

Overview

In connection with our U.S., Canada, India, Singapore, China, and Malaysia payroll and tax filing services, we collect funds for payment of payroll and taxes; temporarily hold such funds, in trust for the U.S. and Canadian funds, until payment is due; remit the funds to the clients’ employees and appropriate taxing authorities; file federal, state, and local tax returns; and handle related regulatory correspondence and amendments. The assets held are intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.

Our customer funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. Accordingly, we maintain on average approximately 56% of customer funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, or collateralized short-term investments; and we maintain on average approximately 44% of customer funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of U.S. Treasury and agency securities, Canada government and provincial securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate, and bank securities. To maintain sufficient liquidity to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing.

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in revenue amounted to $41.1 million, $52.3 million, and $80.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

69 2021 Form 10-K

The amortized cost of customer funds as of December 31, 2021, and 2020, is comprised of the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$1,562.4	$—	$—	$1,562.4
Available for sale investments:
U.S. government and agency securities	697.8	9.5	(5.8)	701.5
Canadian and provincial government securities	399.9	5.3	(1.3)	403.9
Corporate debt securities	551.4	8.3	(3.1)	556.6
Asset-backed securities	174.2	1.5	(0.3)	175.4
Mortgage-backed securities	2.7	—	—	2.7
Other short-term investments	41.4	—	—	41.4
Other securities	71.7	—	(0.8)	70.9
Total available for sale investments	1,939.1	24.6	(11.3)	1,952.4
Invested customer funds	3,501.5	$24.6	$(11.3)	3,514.8
Receivables	18.4			21.0
Total customer funds	$3,519.9			$3,535.8

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$2,027.1	$—	$—	$2,027.1
Available for sale investments:
U.S. government and agency securities	494.0	21.6	(0.1)	515.5
Canadian and provincial government securities	396.4	15.5	—	411.9
Corporate debt securities	548.5	19.4	—	567.9
Asset-backed securities	192.2	4.9	—	197.1
Mortgage-backed securities	9.9	0.2	—	10.1
Other securities	16.5	0.1	—	16.6
Total available for sale investments	1,657.5	61.7	(0.1)	1,719.1
Invested customer funds	3,684.6	$61.7	$(0.1)	3,746.2
Receivables	13.2			13.2
Total customer funds	$3,697.8			$3,759.4

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
U.S. government and agency securities	$(4.9)	$316.8	$(0.9)	$40.8	$(5.8)	$357.6
Canadian and provincial government securities	(1.3)	75.4	—	—	(1.3)	75.4
Corporate debt securities	(3.1)	209.7	—	—	(3.1)	209.7
Asset-backed securities	(0.3)	47.7	—	—	(0.3)	47.7
Other securities	(0.8)	69.3	—	—	(0.8)	69.3
Total available for sale investments	$(10.4)	$718.9	$(0.9)	$40.8	$(11.3)	$759.7

70 2021 Form 10-K

Management does not believe that any individual unrealized loss was unrecoverable as of December 31, 2021. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at December 31, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,946.6	$1,949.6
Due in one to three years	697.7	710.2
Due in three to five years	651.5	645.8
Due after five years	205.7	209.2
Invested customer funds	$3,501.5	$3,514.8

6. Trade and Other Receivables, Net

Trade and other receivables, net, consist of the following:

	December 31,
	2021	2020
	(Dollars in millions)
Trade receivables from customers	$130.3	$95.1
Interest receivable from invested customer funds	3.2	1.8
Other	20.7	11.7
Total gross receivables	154.2	108.6
Less: reserve for sales adjustments	(4.0)	(4.4)
Less: allowance for doubtful accounts	(3.9)	(3.1)
Trade and other receivables, net	$146.3	$101.1

The activity related to the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Balance at beginning of year	$3.1	$2.4	$1.3
Provision for doubtful accounts	1.8	2.0	3.2
Charge-offs, net of recoveries	(1.0)	(1.3)	(2.1)
Balance at end of year	$3.9	$3.1	$2.4

7. Property, Plant, and Equipment, Net

Property, plant, and equipment, net consist of the following:

	December 31,
	2021	2020
	(Dollars in millions)
Land	$—	$7.5
Software	357.2	306.3
Machinery and equipment	121.7	120.2
Buildings and improvements	31.9	48.9
Total property, plant, and equipment	510.8	482.9
Accumulated depreciation	(382.6)	(346.5)
Property, plant, and equipment, net	$128.2	$136.4

71 2021 Form 10-K

Depreciation expense related to property, plant, and equipment, net was $53.6 million, $48.0 million, and $40.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

8. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows:

(Dollars in millions)
Balance at December 31, 2019	$1,973.5
Acquisitions	42.7
Translation	15.6
Balance at December 31, 2020	2,031.8
Acquisitions	308.2
Translation	(16.4)
Balance at December 31, 2021	$2,323.6
Tax-deductible goodwill at December 31, 2021	$53.9

Please refer to Note 3, “Business Combinations,” for further discussion of our acquisitions.

We perform an impairment assessment of our goodwill balances as of October 1 of each year. Goodwill impairment testing is performed at the reporting unit level, which is the operating segment level or one level below. We performed a qualitative assessment as of October 1, 2021 and concluded that it is more likely than not that the fair value of our reporting unit is more than its carrying amount.

Intangible Assets

Other intangible assets, net consist of the following:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$308.4	$(220.4)	$88.0	4-12
Trade name	184.4	(3.2)	181.2	3-5 and Indefinite
Technology	233.9	(170.6)	63.3	3-5
Total other intangible assets	$726.7	$(394.2)	$332.5

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$229.0	$(212.1)	$16.9	5-15
Trade name	177.7	(2.5)	175.2	3-5 and Indefinite
Technology	159.5	(156.6)	2.9	3-4
Total other intangible assets	$566.2	$(371.2)	$195.0

72 2021 Form 10-K

As of October 1 each year, we perform an impairment assessment of our indefinite-lived intangible assets, which includes our Ceridian and Dayforce trade names, which have a carrying value of $167.2 million and $4.7 million, respectively as of December 31, 2021. We performed a qualitative assessment as of October 1, 2021 and concluded that it is more likely than not that the fair value of our Ceridian and Dayforce trade names exceeded their respective carrying amounts. We continue to evaluate the use of our trade names and branding in our sales and marketing efforts. If there is a fundamental shift in the method of our branding in the future, we will assess the impact on the carrying amount of our trade name intangible assets to determine whether an impairment exists. If it is determined that an impairment has occurred, it would be recognized during the period in which the decision was made to make the fundamental shift.

Amortization expense related to definite-lived intangible assets was $23.9 million, $3.8 million, and $16.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. We estimate the future amortization of other intangible assets is as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2022	$30.0
2023	29.6
2024	28.8
2025	26.4
2026	12.0
Thereafter	33.8

Long-Lived Assets by Geographic Area

Long-lived assets consist of right of use lease asset, property, plant and equipment, net, goodwill, and other intangible assets, net. Long-lived assets by country consist of the following:

	December 31,
	2021	2020
	(Dollars in millions)
United States	$1,795.6	$1,796.9
Canada	530.9	488.6
Australia	370.0	23.2
Other	117.2	82.4
Total long-lived assets	$2,813.7	$2,391.1

73 2021 Form 10-K

9. Debt

Overview

Our debt obligations consist of the following:

	December 31,
	2021	2020
	(Dollars in millions)
Term Debt, interest rate of 2.6%, respectively	$657.9	$664.7
Revolving Credit Facility ($300.0 million available capacity less amounts reserved for letters of credit, which were $2.1 million and $0.4 million, respectively)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	—
Australia Line of Credit (AUD $2.9 million letter of credit capacity as of December 31, 2021, which was fully utilized; USD $2.1 million as of December 31, 2021)	—	—
Canada Line of Credit (CDN $7.0 million letter of credit capacity as of December 31, 2020, which was fully utilized; USD $5.4 million as of December 31, 2020)	—	—
Financing lease liabilities (Please refer to Note 15)	9.6	8.8
Total debt	1,242.5	673.5
Less unamortized discount on Term Debt and Convertible Senior Notes	95.5	1.2
Less unamortized debt issuance costs on Term Debt and Convertible Senior Notes	14.3	4.5
Less current portion of long-term debt	8.3	7.2
Long-term debt, less current portion	$1,124.4	$660.6

Accrued interest and fees related to our debt obligations was $0.5 million and $0.1 million as of December 31, 2021, and December 31, 2020, respectively, and is included within Other accrued expenses in our consolidated balance sheets.

Senior Secured Credit Facility

Principal Amounts and Maturity Dates

On April 30, 2018, we completed the refinancing of our debt by entering into a new credit agreement. Pursuant to the new credit agreement, we became borrower of (i) a $680.0 million term loan debt facility (the “Term Debt”) and (ii) a $300.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facility”). Our obligations under the Senior Secured Credit Facility are secured by first priority security interests in substantially all of our assets and the domestic subsidiary guarantors, subject to permitted liens and certain exceptions.

The Term Debt will mature on April 30, 2025. We are required to make annual amortization payments in respect of the Term Debt in an amount equal to 1.00% of the original principal amount thereof, payable in equal quarterly installments of 0.25% of the original principal amount of the first lien term debt. On December 15, 2021, we completed the second amendment to our Senior Secured Credit Facility, which extended the maturity date of the Revolving Credit Facility from April 30, 2023 to January 29, 2025. The Revolving Credit Facility does not require amortization payments.

Interest

The effective interest rate on the Term Debt at December 31, 2021, and 2020, was 2.6%. The Term Debt was initially subject to an interest rate of LIBOR plus 3.25%. As a result of a ratings upgrade on March 26, 2019, of our Senior Secured Credit Facility by Moody’s Investor Service, from B3 to B2, the Company’s floating rate Term Debt interest rate was reduced from LIBOR plus 3.25% to LIBOR plus 3.00%, so long as the rating is maintained. On February 19, 2020, we completed the first amendment to the Senior Secured Credit Facility in

74 2021 Form 10-K

which the interest rate was reduced from LIBOR plus 3.00% to LIBOR plus 2.5%. Further, the interest rate trigger under the applicable rating by Moody’s Investor Service was removed by the first amendment.

Financing Costs and Issuance Discounts

In connection with our debt refinancing in 2018, we capitalized $3.6 million of additional financing costs and wrote off $0.5 million of existing unamortized deferred financing costs, which was included in the loss on extinguishment of debt. The Term Debt had associated unamortized deferred financing costs of $5.2 million and $5.7 million at December 31, 2021, and 2020, respectively, which are being amortized at an effective interest rate of 5.3%. In connection with the second amendment in 2021, we capitalized $0.8 million of additional financing costs.

Collateral and Guarantees

The Senior Secured Credit Facility names us as the sole borrower and is unconditionally guaranteed by our domestic, wholly-owned financially material restricted subsidiaries, subject to certain customary exceptions. The Senior Secured Credit Facility is secured by a perfected first priority security interest, subject to certain exceptions (including customer funds), in substantially all of our and the subsidiary guarantors’ tangible and intangible assets. The security interest includes a pledge of the capital stock of certain of our direct and indirect material restricted subsidiaries.

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

The Senior Secured Credit Facility documents contain a requirement that we maintain a ratio of adjusted first lien debt to Credit Facility EBITDA below specified levels on a quarterly basis; however, such requirement is applicable only if more than 35% of the Revolving Credit Facility is drawn. As of December 31, 2021, no portion of the Revolving Credit Facility was drawn.

Events of Default

Events of default under the Senior Secured Credit Facility documents include, but are not limited to: failure to pay interest, principal and fees, or other amounts when due; material breach of any representation or warranty; covenant defaults; cross defaults to other material indebtedness; events of bankruptcy, invalidity of security interests; a change of control; material judgments for payment of money; involuntary acceleration of any debt; and other customary events of default. There were no events of default as of December 31, 2021.

Convertible Senior Notes

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, and pursuant to exemptions from the prospectus requirements of applicable Canadian securities laws, including the exercise in full by the initial purchasers of their option to purchase an additional $75.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (collectively, the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 0.25% per year and interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Senior Notes mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, were $561.8 million.

75 2021 Form 10-K

The Convertible Senior Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.

The following table presents details of the Convertible Senior Notes:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price per Share

Convertible Senior Notes	7.5641 shares	$132.20

The Convertible Senior Notes will be convertible at the option of the holders at any time only under the following circumstances:

•
During any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•
During the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
•
Upon the occurrence of certain corporate events or distributions on our common stock, as described in the Indenture under which the Convertible Senior Notes were issued;
•
If we call such Convertible Senior Notes for redemption; or
•
At any time from, and including, September 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion, we may satisfy the conversion obligation by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture under which the Convertible Senior Notes were issued. On December 30, 2021, we notified the holders of the Convertible Senior Notes of our irrevocable election to settle the conversion obligations in connection with the Convertible Senior Notes submitted for conversion on or after January 1, 2022, or at maturity with a combination of cash and shares of our common stock. Generally, under this settlement method, the conversion value will be settled in cash in an amount no less than the principal amount being converted, and any excess of the conversion value over the principal amount will be settled, at the Company's election, in cash or shares of our common stock. During the quarter ended December 31, 2021, the conditions allowing holders of the Convertible Senior Notes to convert have not been met. The Convertible Senior Notes were therefore not convertible during the fourth quarter of 2021 and are classified as a noncurrent liability in our consolidated balance sheet as of December 31, 2021.

We may not redeem the Convertible Senior Notes prior to March 20, 2024. On or after March 20, 2024, and on or before the 30th scheduled trading day immediately preceding the maturity date, we may redeem the Convertible Senior Notes at a cash purchase price equal to the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (2) the trading day immediately before the date we send such notice. In addition, calling any Convertible Senior Note for redemption will constitute a make-whole fundamental change with respect to that Convertible Senior Note, in which case the conversion rate applicable to the conversion of that Convertible Senior Note will be increased in certain circumstances if it is converted after it is called for redemption.

If a “fundamental change” (as defined in the Indenture under which the Convertible Senior Notes were issued) occurs, then noteholders may require us to repurchase their Convertible Senior Notes at a cash repurchase price equal to the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any.

76 2021 Form 10-K

In accounting for the issuance of the Convertible Senior Notes and the related transaction costs, we separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was initially calculated by measuring the fair value of similar liabilities that do not have associated convertible features utilizing an interest rate of 4.5%. The carrying amount of the equity component representing the conversion option was $108.6 million and was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

Total issuance costs of $14.4 million related to the Convertible Senior Notes were allocated between liability, totaling $11.7 million, and equity, totaling $2.7 million, in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Senior Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%. The issuance costs attributable to the equity component were netted against additional paid-in capital. The amount recorded for the equity component of the Convertible Senior Notes was $77.7 million, net of allocated issuance costs of $2.7 million and deferred tax impact of $28.2 million.

The following table sets forth total interest expense recognized related to the Convertible Senior Notes for the period:

Twelve Months Ended December 31, 2021
(Dollars in millions)
Contractual interest expense	$1.2
Amortization of debt discount	14.0
Amortization of debt issuance costs	1.7
Total	$16.9

Capped Calls

In March 2021, in connection with the pricing of the Convertible Senior Notes, we entered into capped call transactions with the option counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of $132.20 per share, and an initial cap price of $179.26 per share, both subject to certain adjustments. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the Convertible Senior Notes and/or offset any potential cash payments we would be required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Convertible Senior Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholder’s equity in our consolidated balance sheet, we have recorded an amount of $33.0 million as a reduction to additional paid-in capital, which will not be remeasured. This represents the premium of $45.0 million paid for the purchase of the Capped Calls, net of the deferred tax impact of $12.0 million.

77 2021 Form 10-K

Other Information Relating to Indebtedness

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2022	$6.8
2023	6.8
2024	6.8
2025	637.5
2026	575.0
$1,232.9

We may be required to make additional payments on the Term Debt from various sources, including proceeds of certain indebtedness which may be incurred from time to time, certain asset sales, and a certain percentage of cash flow. There is an excess cash flow calculation associated with the Term Debt, and based on this calculation, we are not required to make a prepayment on the Term Debt in 2022.

Fair Value of Debt

Our debt does not trade in active markets. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt, the fair value of our indebtedness was estimated to be $1,248.9 million and $657.6 million as of December 31, 2021, and 2020, respectively. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period. We consider the fair value of the Convertible Senior Notes at December 31, 2021 to be Level 2 measurements as they are not actively traded. The fair value of the Convertible Senior Notes is primarily affected by the trading price of our common stock and market interest rates.

Other Debt Financing

Ceridian Australia had available a committed bank credit facility that provides up to AUD $2.9 million, for issuance of letters of credit as of December 31, 2021. The credit facility is a discretionary line at the option of the bank. The amount of letters of credit outstanding under this facility were AUD $2.9 million (USD $2.1 million) at December 31, 2021.

Ceridian Canada had available a committed bank credit facility that provides up to CDN $7.0 million, for issuance of letters of credit as of December 31, 2020. The credit facility is a discretionary line at the option of the bank. The amount of letters of credit outstanding under this facility were CDN $7.0 million (USD $5.4 million) at December 31, 2020.

10. Employee Benefit Plans

Ceridian maintain numerous benefit plans for current and former employees. As of December 31, 2021, our current active benefit plans include defined contribution plans for the majority of our employees. All of our defined benefit plans have been frozen.

78 2021 Form 10-K

Defined Contribution Plans

We maintain defined contribution plans that provide retirement benefits to the majority of our employees. Contributions are based upon the contractual obligations of each respective plan. We recognized expense of $15.4 million, $11.1 million, and $9.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, related to employer contributions to these plans.

Defined Benefit Plans

We maintain defined benefit pension plans covering certain of our current and former U.S. employees (the U.S. pension plan and nonqualified defined benefit plan, collectively referred to as our “defined benefit plans”), as well as other postretirement benefit plans for certain U.S. retired employees that include heath care and life insurance benefits.

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

Assets of the U.S. pension plan are held in an irrevocable trust and do not include any Ceridian securities. Benefits under this plan are generally calculated on final or career average earnings and years of participation in the plan. Most participating employees were required to permit salary reduction contributions to the plan on their behalf by the employer as a condition of active participation. Retirees and other former employees are inactive participants in this plan and constitute approximately 99% of the plan participants. This plan is funded in accordance with funding requirements under the Employee Retirement Income Security Act of 1974, based on determinations of a third-party consulting actuary. Investment of the U.S. pension plan assets in Ceridian securities is prohibited by the investment policy. As of December 31, 2021, the U.S. defined benefit plan is fully funded.

We also sponsor a nonqualified supplemental defined benefit plan (the “nonqualified defined benefit plan”), which is unfunded and provides benefits to selected U.S. employees in addition to the U.S. defined benefit plan. We made contributions to the nonqualified defined benefit plan amounting to $1.6 million in 2021 and expect to make contributions of $1.4 million during 2022.

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

The discount rate assumption is used to determine the benefit obligation and the interest portion of the net periodic pension cost (credit) for the following year. We utilize a full yield curve approach for our discount rate assumption by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. As of December 31, 2021, a 25 basis point decrease in the discount rate would result in a $0.2 million decrease to expense for all pension plans.

79 2021 Form 10-K

At December 31, 2021, we updated our mortality assumptions utilizing a new improvement scale issued by the Society of Actuaries in October 2021, which resulted in a $2 million increase in the projected benefit obligation. At December 31, 2020, we updated our mortality assumptions utilizing an improvement scale issued by the Society of Actuaries in October 2020, which resulted in a $6.0 million reduction in the projected benefit obligation.

The funded status of defined benefit plans represents the difference between the projected benefit obligation (“PBO”) and the plan assets at fair value. The fair value of plan assets exceeded the PBO of defined benefit plans by $1.6 million and $3.5 million at December 31, 2021 and 2020, respectively. We are required to record the funded status as an asset or liability in our consolidated balance sheets and recognize the change in the funded status in comprehensive income, net of deferred income taxes.

The projected future payments to participants from defined benefit plans are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2022	$44.6
2023	43.1
2024	41.6
2025	39.2
2026	37.1
Next five years	$159.1

The accompanying tables reflect the combined funded status and net periodic pension cost and combined supporting assumptions for the defined benefit elements of our defined benefit plans.

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Funded Status of Defined Benefit Retirement Plans at Measurement Date
Change in Projected Benefit Obligation During the Year:
Projected benefit obligation at beginning of year	$555.2	$547.2
Interest cost	6.7	12.7
Actuarial (gain) loss	(10.5)	42.4
Benefits paid and plan expenses	(48.0)	(47.1)
Projected benefit obligation at end of year	$503.4	$555.2
Change in Fair Value of Plan Assets During the Year:
Plan assets at fair value at beginning of year	558.7	425.6
Actual return on plan assets	(7.2)	73.3
Employer contributions	1.6	106.9
Benefits paid and plan expenses	(48.1)	(47.1)
Plan assets at fair value at end of year	505.0	558.7
Funded status of plans	$1.6	$3.5

80 2021 Form 10-K

	December 31,
	2021	2020
	(Dollars in millions)
Amounts recognized in Consolidated Balance Sheets
Noncurrent asset	$12.1	$15.8
Current liability	1.4	1.5
Noncurrent liability	9.1	10.8
Amounts recognized in Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax of $49.4 million and $51.4 million, respectively	$157.9	$163.3

The overall decrease in our benefit obligation for the year ended December 31, 2021 was primarily driven by benefit payments paid, plan expenses, and actuarial gains.

The other comprehensive (income) loss related to pension benefit plans was as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net actuarial loss (gain)	$9.9	$(8.0)	$1.0
Amortization of net actuarial loss	(17.3)	(15.7)	(12.7)
Tax expense	2.0	6.4	2.9
Other comprehensive income, net of tax	$(5.4)	$(17.3)	$(8.8)

	Year Ended December 31,
	2021	2020	2019
Assumptions Used in Calculations
Discount rate used to determine net benefit cost	1.87%	2.81%	3.92%
Expected return on plan assets	2.70%	5.70%	6.00%
Discount rate used to determine benefit obligations	2.36%	1.87%	2.81%

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net Periodic Pension Cost
Interest cost	$6.7	$12.7	$18.2
Actuarial loss amortization	17.3	15.7	12.7
Less: Expected return on plan assets	(13.1)	(22.9)	(23.6)
Net periodic pension cost	$10.9	$5.5	$7.3

The accumulated benefit obligation of defined benefit plans was $503.4 million and $555.2 million as of December 31, 2021, and 2020, respectively.

Our overall investment strategy for the U.S. pension plan is to achieve a mix of approximately 83% for liability hedging purposes, 15% of investments for long term growth, and 2% for near-term benefit payments. Target asset allocations are based upon actuarial and capital market studies performed by experienced outside consultants. The target allocations for the long term growth assets are 62.4% public equity, 24.9% fixed income, and 12.7% alternative investments. Specifically, the target allocation is managed through investments in fixed income securities, equity funds, collective investment funds, partnerships and other investment types. The underlying equity securities include exposure to large/mid-cap companies and small-cap companies. Fixed income securities include emerging market debt and high yield debt securities. The alternative investment strategy is allocated to investments in hedge funds. The liability hedging portfolio fair value is intended to move in a direction that substantially offsets the increase or decrease in the liabilities resulting from changes in interest rates. To achieve this objective, the portfolio will invest in corporate debt securities, U.S. Treasury strips and

81 2021 Form 10-K

various interest rate derivatives contracts. We hire outside managers to manage all assets of the U.S. defined benefit plan.

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

The fair values of our defined benefit plan’s assets by asset category were as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments, at fair value:
Short-term investments	$26.7	$—	$—	$26.7
Government securities	—	16.7	—	16.7
Corporate debt securities	—	384.2	—	384.2
Collective investment funds	—	77.4	—	77.4
Total investments, at fair value	$26.7	$478.3	$—	$505.0

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments, at fair value:
Short-term investments	$83.5	$—	$—	$83.5
Government securities	—	46.7	—	46.7
Corporate debt securities	—	322.4	—	322.4
Collective investment funds	—	106.1	—	106.1
Total investments, at fair value	$83.5	$475.2	$—	$558.7

Postretirement Benefits

We provide health care and life insurance benefits for eligible retired employees, including individuals who retired from operations we subsequently sold or discontinued. We sponsor several health care plans in the United States for both pre- and post-age 65 retirees. The contributions to these plans differ for various groups of retirees and future retirees. Most retirees outside of the United States are covered by governmental health care programs, and our cost is not significant. The measurement date for postretirement benefit plans is December 31.

The discount rate assumption is used to determine the benefit obligation and the interest portion of the net periodic postretirement cost (credit) for the following year. We utilize a full yield curve approach for our discount rate assumption by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. As of December 31, 2021, a 25 basis point decrease in the discount rate would result in an immaterial impact on expense for the postretirement plan.

82 2021 Form 10-K

The accompanying tables present the amounts and changes in the aggregate benefit obligation and the components of net periodic postretirement benefit cost for U.S. plans. We fund these costs as they become due.

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Funded Status of Postretirement Health Care and Life Insurance Plans
Change in Benefit Obligation:
At beginning of year	$14.1	$15.4
Interest cost	0.1	0.3
Participant contributions	0.3	0.3
Actuarial gain	(0.8)	—
Benefits paid	(1.1)	(1.9)
At end of year	$12.6	$14.1
Change in Plan Assets:
At beginning of year	$—	$—
Company contributions	0.8	1.6
Participant contributions	0.3	0.3
Benefits paid	(1.1)	(1.9)
At end of year	—	—
Funded Status	$(12.6)	$(14.1)

	December 31,
	2021	2020
	(Dollars in millions)
Amounts recognized in Consolidated Balance Sheets
Current liability	$1.8	$1.9
Noncurrent liability	10.8	12.2
Amounts recognized in Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (income), net of tax of $(5.0) million and $(5.4) million, respectively	$(7.6)	$(8.6)

The other comprehensive (income) loss related to postretirement benefits was as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net actuarial gain	$(0.8)	$—	$(0.7)
Amortization of net actuarial gain	2.2	2.5	2.6
Tax benefit	(0.4)	(0.7)	(0.5)
Other comprehensive loss, net of tax	$1.0	$1.8	$1.4

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net Periodic Postretirement Benefit
Interest cost	$0.1	$0.3	$0.5
Actuarial gain amortization	(2.0)	(2.2)	(2.3)
Prior service credit amortization	(0.2)	(0.3)	(0.3)
Net periodic postretirement benefit gain	$(2.1)	$(2.2)	$(2.1)

83 2021 Form 10-K

The assumed health care cost trend rate represents the rate at which health care costs are assumed to increase. The assumed health care cost trend rate used in measuring the benefit obligation in 2021 is 5.9% for pre-age 65 retirees and 6.7% for post-age 65 retirees. These rates are assumed to decrease gradually to the ultimate health care cost trend rate of 4.5% in 2029 for both groups.

	Year Ended December 31,
	2021	2020	2019
Assumptions Used in Calculations
Weighted average discount rate used to determine net periodic postretirement cost (credit)	1.42%	2.52%	3.70%
Weighted average discount rate used to determine benefit obligation at measurement date	2.00%	1.42%	2.52%

The projected future postretirement benefit payments and future receipts from the federal subsidy for each of the next five years and the five-year period following are as follows:

Years Ending December 31,	Payments	Receipts
	(Dollars in millions)
2022	$1.9	$—
2023	1.6	—
2024	1.5	—
2025	1.3	—
2026	1.2	—
Next five years	$4.0	$0.1

11. Share-Based Compensation

Our share-based compensation consists of performance-based stock options, term-based stock options, restricted stock units (“RSU”), and performance-based stock units (“PSU”). We also offer an employee stock purchase plan.

Prior to November 1, 2013, our employees participated in a share-based compensation plan of the former ultimate parent of Ceridian, the 2007 Stock Incentive Plan (“2007 SIP”). Effective November 1, 2013, although most participants who held stock options under the 2007 SIP converted their options to a newly created option plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, as amended (“2013 SIP”), a small number of participants maintained their stock options in the 2007 SIP. Concurrent with the IPO and legal reorganization, all outstanding stock options under the 2007 SIP were converted into options to purchase common stock of Ceridian. During the twelve months ended December 31, 2021, all remaining outstanding awards under the 2007 SIP were exercised and as of December 31, 2021, there were no stock options outstanding under the 2007 SIP.

Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of December 31, 2021, there were 1,001,245 stock options and RSUs outstanding under the 2013 SIP. We do not intend to grant any additional awards under the 2007 SIP or the 2013 SIP.

On April 24, 2018, in connection with the IPO, the Board of Directors approved the Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (“2018 EIP”), which authorized the issuance of up to 13,500,000 shares of common stock to eligible participants through equity awards (the “Share Reserve”). The Share Reserve may be increased on March 31 of each of the first ten calendar years during the term of the 2018 EIP, by the lesser of (i) three percent of the number of shares of our common stock outstanding on each January 31 immediately prior to the date of increase or (ii) such number of shares of our common stock determined by the Board of Directors. In addition to prior year increases, as of March 31, 2021, the Share Reserve was increased by 4,397,296 shares, pursuant to the terms of the 2018 EIP.

84 2021 Form 10-K

Equity awards under the 2018 EIP vest either annually or quarterly on a pro rata basis, generally over a one-, three-, or four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term and an exercise price that is not less than the fair market value of the underlying stock on the date of the grant. As of December 31, 2021, there were 11,546,358 stock options, RSUs, and PSUs outstanding and 10,953,924 shares available for future grants of equity awards under the 2018 EIP.

Share-based compensation expense was $113.4 million, $65.8 million, and $36.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Performance-Based Stock Options

Performance-based option activity under the 2007 SIP, the 2013 SIP, and the 2018 EIP was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2018	366,377	$13.50	3.1	$7.7
Exercised	(298,096)	(13.48)	—	—
Performance-based options outstanding at December 31, 2019	68,281	$13.58	2.6	$3.7
Granted	1,818,728	65.27	—	—
Exercised	(42,730)	(13.46)	—	—
Performance-based options outstanding at December 31, 2020	1,844,279	$64.55	9.2	$77.5
Exercised	(65,882)	(47.23)	—	—
Forfeited or expired	(1,347)	—	—	—
Performance-based options outstanding at December 31, 2021	1,777,050	$64.72	8.3	$70.6
Performance-based options exercisable at December 31, 2021	144,808	$58.65	7.4	$6.6

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

85 2021 Form 10-K

There are two tranches of stock options, in which the vesting conditions must be met either prior to September 13, 2021, or September 13, 2022. The weighted average grant date fair value of these performance-based stock options granted in 2020 was $16.03 per share.

As of December 31, 2021, there was $7.5 million of share-based compensation expense related to unvested performance-based stock option awards not yet recognized, which is expected to be recognized over a weighted average period of 2.3 years.

Term-Based Stock Options

Term-based stock option activity under the 2007 SIP, the 2013 SIP, and the 2018 EIP, was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2018	13,549,769	$19.28	7.5	$206.8
Granted	4,297,472	49.74	—	—
Exercised	(4,358,867)	(17.37)	—	—
Forfeited or expired	(343,437)	(24.14)	—	—
Term-based options outstanding at December 31, 2019	13,144,937	$29.74	7.8	$501.3
Granted	2,282,334	66.06	—	—
Exercised	(3,889,096)	(20.42)	—	—
Forfeited or expired	(555,101)	(32.09)	—	—
Term-based options outstanding at December 31, 2020	10,983,074	$40.47	7.8	$725.9
Granted	759,126	84.07	—	—
Exercised	(2,942,465)	(26.71)	—	—
Forfeited or expired	(283,866)	(48.62)	—	—
Term-based options outstanding at December 31, 2021	8,515,869	$48.87	7.3	$473.4
Term-based options exercisable at December 31, 2021	3,236,026	$40.48	6.7	$207.0

Other information pertaining to term-based options was as follows:

	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value per share	$33.09	$21.15	$16.12

The fair value of the term-based stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	35.8%	29.8%	24.9%
Expected dividend rate	—	—	—
Risk-free interest rate	1.3%	0.6%	2.5%

For stock options granted under the 2013 SIP and 2018 EIP, we estimated an expected term of 7.0 years, based on the vesting period and contractual life. As of December 31, 2021, there was $66.4 million of share-based compensation expense related to unvested term-based awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years. As of December 31, 2021, there were 3,236,026 vested term-based stock options.

86 2021 Form 10-K

Restricted Stock Units

RSU activity under the 2013 SIP and the 2018 EIP, was as follows:

Shares
RSUs outstanding at December 31, 2018	664,073
Granted	193,033
Shares issued upon vesting of RSUs	(17,288)
Forfeited or canceled	(20,000)
RSUs outstanding at December 31, 2019	819,818
Granted	685,997
Shares issued upon vesting of RSUs	(73,475)
Forfeited or canceled	(42,955)
RSUs outstanding at December 31, 2020	1,389,385
Granted	890,852
Shares issued upon vesting of RSUs	(262,239)
Forfeited or canceled	(82,059)
RSUs outstanding at December 31, 2021	1,935,939
RSUs releasable at December 31, 2021	597,936

Other information pertaining to RSUs was as follows:

	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value per share	$85.08	$69.57	$50.00

During the year ended December 31, 2021, 436,696 RSUs vested, of which 262,239 shares of common stock were issued. As of December 31, 2021, there were 597,936 RSUs vested and releasable. RSUs generally vest quarterly or annually over a one-, three-, or four-year period. As of December 31, 2021, there was $76.3 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 1.3 years.

Performance Stock Units

PSU activity under the 2018 EIP was as follows:

Shares
PSUs outstanding at December 31, 2019	—
Granted	145,017
Forfeited or canceled	(9,797)
PSUs outstanding at December 31, 2020	135,220
Granted	348,483
Shares issued upon vesting of PSUs	(2,050)
Forfeited or canceled	(162,908)
PSUs outstanding at December 31, 2021	318,745
PSUs releasable at December 31, 2021	—

The vesting conditions for the PSUs granted in 2020 were based on the Company’s performance against Cloud revenue and adjusted EBITDA margin goals under Ceridian HCM Holding Inc. 2020 Management Incentive Plan (the “2020 MIP”) for the incentive period of January 1, 2020 through December 31, 2020. The vesting conditions for the PSUs were not met for the 2020 incentive period and as a result, the PSUs did not vest and no share-based compensation expense was recognized for these awards during the year ended December 31, 2020.

The vesting conditions for the PSUs granted in 2021 are based on the Company’s performance criteria, including Cloud revenue and adjusted EBITDA margin goals under the Ceridian HCM Holding Inc. 2021 Management Incentive Plan (the "2021 MIP”) for the incentive period of January 1, 2021 through December 31, 2021. The maximum incentive vesting of PSUs may not exceed 150% under the 2021 MIP. Both the Cloud

87 2021 Form 10-K

revenue and adjusted EBITDA margin goals are calculated based on the Company’s operating results, adjusted for foreign currency and interest rate impacts plus other unique impacts as approved by the Compensation Committee of the Board of Directors. Upon vesting of a PSU, a participant will receive shares of common stock of the Company. Based on the performance criteria achieved, most of the PSUs are expected to vest in March 2022 and share-based compensation was recognized in accordance with the achievement level. As of December 31, 2021, there was $7.6 million of share-based compensation expense related to unvested PSUs not recognized related to certain executives with PSUs that have a three-year vesting period.

Global Employee Stock Purchase Plan

On November 9, 2018, the Compensation Committee of the Board of Directors approved the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (the “GESPP”), which authorizes the issuance of up to 2,500,000 shares of common stock to eligible participants through purchases via payroll deductions. The purchase price is the lower of (i) 85% of the fair market value of a share of common stock on the offering date (the first trading day of the offering period commencing on January 1 and concluding on December 31) or (ii) 85% of the fair market value of a share of common stock on the purchase date. The GESPP shall continue for ten years, unless terminated sooner as provided under the GESPP. In 2021, quarterly purchase periods commenced on January 1, April 1, July 1, and October 1. Shares were purchased on the last trading day of the respective purchase periods. During 2021, shares were purchased on March 31, June 30, September 30, and December 31.

Our GESPP activity was as follows:

	Year Ended December 31,
	2021	2020
Shares issued	153,235	182,899
Weighted average purchase price (per share)	$81.69	$54.90

The fair value of the stock purchase rights granted under the GESPP was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Expected volatility	33.7%	46.4%
Expected dividend rate	—	—
Risk-free interest rate	0.1%	1.1%
Expected term (in years)	0.3	0.3
Grant date fair value per share	$22.07	$17.11

88 2021 Form 10-K

12. Revenue

Our Solutions

We categorize our solutions into two categories: Cloud and Bureau offerings.

•
Cloud revenue is generated from solutions that are delivered via two cloud offerings, Dayforce and Powerpay. The Dayforce offering is a single application with continuous calculation that offers a comprehensive range of functionality, including global HR, payroll, benefits, workforce management, and talent management on web and native iOS and Android platforms. Dayforce recurring revenue is primarily generated from monthly recurring fees charged on a per-employee, per-month (“PEPM”) basis and the allocation of investment income generated from holding Dayforce customer funds before funds are remitted to taxing authorities, Dayforce customer employees, or other third parties. Dayforce professional services and other revenue is primarily generated from implementation and post go-live professional services revenue. Other sources of Dayforce revenues include revenue from the sale, rental and maintenance of time clocks; revenue from the sale of third-party services; billable travel expenses for Dayforce customers, and Dayforce Wallet interchange fee revenue. The Powerpay offering is our solution designed primarily for small market Canadian customers, which typically have fewer than 20 employees. Powerpay recurring revenue is primarily generated from recurring fees charged on a per-employee, per-process basis and the allocation of investment income generated from holding Powerpay customer funds before funds are remitted to taxing authorities, Powerpay customer employees, or other third parties. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. Powerpay professional services revenue is primarily generated from the setup of the Powerpay customer on their platform.
•
Bureau revenue is generated primarily from solutions delivered via a service-bureau model. These solutions are delivered via three primary service lines: payroll, payroll-related tax filing services, and outsourced human resource solutions. Revenue from payroll services is generated from recurring fees charged on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis. Our outsourced human resource solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting. We also perform individual services for customers, such as check printing, wage attachment and disbursement, and Affordable Care Act (“ACA”) management. Additional items included in Bureau revenue are fees for custom professional services to Bureau customers; the allocation of investment income generated from holding Bureau customer funds before funds are remitted to taxing authorities, Bureau customer employees, or other third parties; consulting services related to Bureau offerings; revenue from the sale of third party services to Bureau customers; and Excelity revenue.

Customer Information

No single customer accounts for 1% or more of our consolidated revenue for any of the periods presented.

89 2021 Form 10-K

Disaggregation of Revenue

Revenue by solution and category was as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring	$626.6	$500.2	$429.0
Professional services and other	159.3	148.6	140.7
Total Dayforce revenue	785.9	648.8	569.7
Powerpay
Recurring	86.3	79.5	89.0
Professional services and other	0.9	1.1	1.3
Total Powerpay revenue	87.2	80.6	90.3
Total Cloud revenue	873.1	729.4	660.0
Bureau
Recurring	137.8	110.5	162.1
Professional services and other	13.3	2.6	2.0
Total Bureau revenue	151.1	113.1	164.1
Total revenue	$1,024.2	$842.5	$824.1

Recurring revenue includes float revenue of $41.1 million, $52.3 million, and $80.2 million for the year ended December 31, 2021, 2020, and 2019, respectively.

Revenue by Geographic Area

The country in which the revenue is recorded is determined by the legal entity with which the customer has contracted. Revenue by country was as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
United States	$624.4	$579.3	$578.1
Canada	254.2	223.5	237.0
Other	145.6	39.7	9.0
Total revenue	$1,024.2	$842.5	$824.1

Contract Balances

The Company records a contract asset when revenue recognized for professional services performance obligations exceed the contractual amount of billings for implementation related professional services. Contract assets were $62.7 million and $55.2 million as of December 31, 2021, and 2020, respectively. Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our consolidated balance sheets.

90 2021 Form 10-K

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	December 31,
	2021	2020
	(Dollars in millions)
Deferred revenue, beginning of period	$24.4	$25.5
New billings	565.0	432.6
Acquired billings	16.6	—
Revenue recognized	(556.5)	(433.9)
Effect of exchange rate	(0.8)	0.2
Deferred revenue, end of period	$48.7	$24.4

Transaction Price for Remaining Performance Obligations

In accordance with ASC Topic 606, the following represents the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied as of the end of the reporting period. As of December 31, 2021, approximately $1,118.5 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

13. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2019	$(178.4)	$10.2	$(170.2)	$(338.4)
Other comprehensive income before income taxes and reclassifications	18.7	38.4	8.0	65.1
Income tax expense	—	(10.2)	(5.7)	(15.9)
Reclassifications to earnings	—	—	13.2	13.2
Other comprehensive income	18.7	28.2	15.5	62.4
Balance as of December 31, 2020	(159.7)	38.4	(154.7)	(276.0)
Other comprehensive (loss) income before income taxes and reclassifications	(17.6)	(48.4)	(9.1)	(75.1)
Income tax benefit (expense)	—	12.8	(1.6)	11.2
Reclassifications to earnings	—	—	15.1	15.1
Other comprehensive (loss) income	(17.6)	(35.6)	4.4	(48.8)
Balance as of December 31, 2021	$(177.3)	$2.8	$(150.3)	$(324.8)

91 2021 Form 10-K

14. Income Taxes

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Components of Earnings and Taxes from Operations
(Loss) income before income taxes:
U.S.	$(73.6)	$41.5	$25.9
International	(16.7)	(61.6)	8.4
Total	$(90.3)	$(20.0)	$34.3
Income tax expense (benefit):
Current:
U.S.	$0.9	$(6.5)	$7.1
State and local	0.4	0.1	0.4
International	22.3	(2.6)	17.5
Total current income tax expense (benefit)	23.6	(9.0)	25.0
Deferred:
U.S.	(22.3)	(1.1)	(42.6)
State and local	(5.0)	0.1	(19.3)
International	(11.2)	(6.0)	(7.5)
Total deferred income tax benefit	(38.5)	(7.0)	(69.4)
Total income tax benefit	$(14.9)	$(16.0)	$(44.4)

	Year Ended December 31,
	2021	2020	2019
Effective Rate Reconciliation
U.S. statutory rate%	21.0%	21.0%	21.0%
Change in valuation allowance	(0.7)	(0.3)	(176.1)
State income taxes, net of federal benefit	5.9	2.2	3.9
Share-based compensation	(3.5)	3.9	(5.8)
International tax rate differential	(2.4)	8.9	3.8
Foreign capital gain income	(1.3)	(7.5)	3.2
Unremitted foreign earnings	2.9	14.5	(2.0)
Acquisition costs	(2.3)	—	—
Base erosion tax	(1.6)	33.9	19.9
Reserve for tax contingencies	2.1	1.2	(0.3)
Change in tax rate	—	—	(1.0)
Unutilized tax benefits	(3.4)	—	—
Other	(0.2)	2.2	4.0
Income tax provision%	16.5%	80.0%	(129.4)%

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of December 31, 2021, we have a valuation allowance of $46.8 million against certain deferred tax assets consisting primarily of $14.0 million attributable to state net operating loss carryovers, and $31.0 million attributable to deferred tax assets recorded as part of the Ascender acquisition.

92 2021 Form 10-K

	December 31,
	2021	2020
	(Dollars in millions)
Tax Effect of Items That Comprise a Significant Portion of the Net Deferred Tax Asset and Deferred Tax Liability
Deferred tax asset:
Employment related accruals	$16.9	$9.8
Other	19.2	7.5
Foreign tax credit carryover and other credit carryovers	0.6	0.2
Net operating loss carryforwards	161.5	125.9
Total gross deferred tax asset	198.2	143.4
Valuation allowance	(46.8)	(16.3)
Total deferred tax asset	$151.4	$127.1
Deferred tax liability:
Intangibles	$(64.8)	$(61.7)
Deferred contract costs	(29.4)	(27.7)
Other	(24.6)	(27.5)
Total deferred tax liability	(118.8)	(116.9)
Net deferred tax asset	$32.6	$10.2

	December 31,
	2021	2020
	(Dollars in millions)
Net Deferred Tax by Geography
U.S.	$38.9	$22.0
International	(6.3)	(11.8)
Total	$32.6	$10.2

As of December 31, 2021, we had federal, state, and foreign net operating loss carryovers, which will reduce future taxable income when utilized. Approximately $105.1 million in net federal tax benefit is available from the loss carryovers and an additional $0.6 million is available in tax credit carryovers. $53.6 million of the federal net operating loss tax benefit will expire from 2031 to 2037. The remaining $51.5 million has an indefinite carryover period. The state loss carryovers and foreign loss carryovers will result in a tax benefit of approximately $38.7 million and $17.8 million, respectively, when utilized. The state net operating loss carryovers will begin to expire in 2022. The majority of the foreign operating loss carryovers have an indefinite carryover period. The $0.6 million tax credit carryover is composed of a variety of credits most of which expire between 2027 and 2038.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

The following table summarizes the activity for unrecognized tax benefits:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Federal, State and Foreign Tax
Beginning unrecognized tax balance	$1.8	$1.5
Increase prior period positions	—	0.1
Increase current period positions	—	0.2
Decrease prior period positions	(1.8)	—
Ending unrecognized tax benefits	$—	$1.8

93 2021 Form 10-K

There were no unrecognized tax benefits as of December 31, 2021. The total amount of unrecognized tax benefits as of December 31, 2020, were $1.8 million, including $0.3 million of accrued interest. For the twelve months ended December 31, 2021, we released $1.8 million of our reserve primarily attributable to the conclusion of foreign tax audits. We make adjustments to these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

As of December 31, 2021, we have $322.9 million of unremitted foreign earnings. We consider all the unremitted earnings to be indefinitely reinvested. Because all unremitted earnings are considered to be indefinitely reinvested, no deferred tax liability has been recorded. In the event the unremitted earnings considered to be indefinitely reinvested were repatriated, we would incur a withholding tax expense of approximately $15.0 million.

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

As a result of the coronavirus disease 2019 ("COVID-19") and our pivot to a virtual working environment, we evaluated our lease portfolio resulting in the decision to close certain office locations and transition the impacted employees to fully virtual work. During the year ended December 31, 2021, we recognized $1.8 million of charges related to lease abandonment costs, and during the year end December 31, 2020, we recognized $16.8 million of charges, which was comprised of $14.7 million of accelerated amortization of the right of use assets and $2.1 million of accelerated depreciation of leasehold improvements, related to the abandonment of the leases associated with these office locations. These charges were recognized within selling, general and administrative expense in the consolidated statements of operations.

On December 15, 2021, we sold the office building, land, and fixed assets of our St. Petersburg, Florida facility for $40 million, less fees and expenses, resulting in a gain on the sale of $19.1 million, which was recognized in the consolidated statements of operations within selling, general, and administrative expense. Upon the sale of the building, we entered into a two year agreement to lease a portion of the building as of the sale date.

94 2021 Form 10-K

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	December 31, 2021	December 31, 2020
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$0.2	$5.4
Operating lease assets	Prepaid expenses and other current assets	3.4	2.2
Operating lease assets	Right of use lease asset	29.4	27.9
Financing lease assets	Property, plant, and equipment, net	8.3	8.0
Total lease assets		$41.3	$43.5
LIABILITIES
Current
Financing lease liabilities	Current portion of long-term debt	$1.5	$0.4
Operating lease liabilities	Current portion of long-term lease liabilities	11.3	10.5
Noncurrent
Financing lease liabilities	Long-term debt, less current portion	8.1	8.4
Operating lease liabilities	Long-term lease liabilities, less current portion	32.7	33.6
Total lease liabilities		$53.6	$52.9

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Lease Cost	(Dollars in millions)
Operating lease cost	$6.1	$9.1	$12.8
Financing lease cost:
Depreciation of lease assets	1.3	0.8	0.1
Interest on lease liabilities (a)	0.3	0.4	—
Sublease income	(2.2)	(4.1)	(4.4)
Net lease cost	$5.5	$6.2	$8.5

(a)
Interest on lease liabilities was less than $0.1 million for the year ended December 31, 2019.

95 2021 Form 10-K

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.6	$1.5
Operating cash flows from finance leases	1.9	0.4
Financing cash flows from finance leases	1.0	3.3
Lease assets obtained in exchange for new lease liabilities:
Operating leases	2.2	4.4

The future minimum lease payments under our operating and financing leases were as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2022	$17.0
2023	13.6
2024	9.8
2025	7.0
2026	3.8
Thereafter	7.6
Total lease payments (a)	$58.8
Less: Interest	5.2
Total	$53.6

(a)
Future minimum lease payments have not been reduced by minimum sublease rentals of $0.5 million due in the future under noncancellable subleases.

96 2021 Form 10-K

Weighted average remaining lease term and weighted average discount rate were as follows:

	December 31,
	2021	2020
Weighted average remaining lease term (in years)
Operating leases	5.8	9.0
Financing leases	8.9	10.6
Weighted average discount rate
Operating leases	4.07%	10.18%
Financing leases	3.81%	3.91%

16. Commitments and Contingencies

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

2019 Unrecovered Duplicate Payments

We identified an isolated service incident on September 26, 2019, that resulted in duplicate payments for certain of our U.S. payroll customers totaling $18.8 million. Through December 31, 2019, $11.2 million remained unrecovered, and we recorded a loss for the amount unrecovered within selling, general, and administrative expense in our consolidated statement of operations for the period ended December 31, 2019. Our recovery efforts continued through the second quarter of 2020, resulting in collections of $0.4 million during the year ended December 31, 2020, which was recognized as a reduction to selling, general, and administrative expense. As of December 31, 2020, we no longer pursued collection efforts of the remaining amount unrecovered.

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

97 2021 Form 10-K

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

We have recognized an undiscounted liability of approximately $4.5 million and $4.8 million as of December 31, 2021 and 2020, respectively, in our consolidated balance sheets to comply with the NEC arrangement and EMA described above. The ultimate cost, however, will depend on the extent of continued monitoring activities as these projects progress.

98 2021 Form 10-K

17. Related Party Transactions

We provide Dayforce and related services to certain companies that are considered related parties. The revenue from these related parties was as follows:

		Year Ended December 31,
Counter-Party	Related Persons Interest	2021	2020	2019
		(Dollars in millions)
FleetCor Technologies, Inc.	Shared board members. One board member is also the chief executive officer and the chairman of the counter-party's board	$0.6	$0.9	$0.8
The Stronach Group	The brother of David D. Ossip, our Chair and Co-Chief Executive Officer, was formerly the chief executive officer, and is currently a minority shareholder	0.1	0.1	0.2
Verve Senior Living	David D. Ossip, our Chair and Co-Chief Executive Officer, and his brother are currently minority shareholders	0.4	0.5	—
Fidelity National Financial, Inc.	Shared board members	0.4	0.4	0.4
Black Knight Sports and Entertainment, LLC	Portfolio company of Thomas H. Lee Partners, L.P. ("THL"), of which certain members of our board are managing directors	—	—	0.2
Essex Technology Group, LLC	Portfolio company of THL, of which certain members of our board are managing directors	0.5	0.5	0.5
Guaranteed Rate, Inc.	Portfolio company of THL, of which certain members of our board are managing directors	1.7	0.9	0.8
HighTower Advisors, LLC	Portfolio company of THL, of which certain members of our board are managing directors. One board member also serves on the board of the counter-party	0.3	0.2	0.2
Ten-X, LLC	Portfolio company of THL, of which certain members of our board are managing directors	0.2	0.2	0.4
Philips Feed Services	Portfolio company of THL, of which certain members of our board are managing directors	0.3	0.3	0.3
The Dun and Bradstreet Corporation	Shared board members with Dun & Bradstreet Holdings, Inc., which owns the counter-party	*	—	—

*We have entered into a contract to provide Dayforce and related services to the Dun and Bradstreet Corporation.

99 2021 Form 10-K

We are party to service agreements with certain companies that are considered related parties. Payments made to related parties were as follows:

		Year Ended December 31,
Counter-Party	Related Persons Interest	2021	2020	2019
		(Dollars in millions)
The Dun and Bradstreet Corporation	Shared board members with Dun & Bradstreet Holdings, Inc., which owns the counter-party	$0.4	$0.4	$—
Manulife Financial	Shared board members. Leagh E. Turner, our Co-Chief Executive Officer, also serves as a director	8.1	7.3	7.1

18. Capital Stock and Net (Loss) Income per Share

As of December 31, 2021 and 2020, there were 151,995,031 and 148,571,412 shares of common stock issued and outstanding, respectively.

Holders of our common stock are entitled to the rights set forth as follows. Directors are elected by a plurality of the votes entitled to be cast except as set forth below with respect to directors to be elected by the holders of common stock. Our stockholders do not have cumulative voting rights. Except as otherwise provided in our fourth amended and restated certificate of incorporation or as required by law, all matters to be voted on by our stockholders other than matters relating to the elections and removal of directors must be approved by a majority of the shares present in person or by proxy at the meeting and entitled to vote on the subject matter or by a written resolution of the stockholders representing the number of affirmative votes required for such matter at a meeting.

Our stockholders have no preemptive or other rights to subscribe for additional shares. All holders of our common stock are entitled to share equally on a share-for-share basis in any assets available for distribution to common stockholders upon our liquidation, dissolution or winding up. All outstanding shares are validly issued, fully paid and nonassessable.

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

For the calculation of diluted net (loss) income per share, net (loss) income per share is adjusted by the effect of dilutive securities, including awards under our share-based compensation plans. Diluted net (loss) income per share is computed by dividing the resulting net (loss) income by the weighted-average number of fully diluted common shares outstanding. In the years ended December 31, 2021 and 2020, our potential dilutive shares, such as term-based stock options, RSUs, and PSUs were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The basic and diluted net (loss) income per share computations were calculated as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions, except share and per share data)
Numerator:
Net (loss) income	$(75.4)	$(4.0)	$78.7

Denominator:
Weighted-average shares outstanding - basic	150,402,321	146,774,471	142,049,112
Effect of dilutive equity instruments	—	—	6,707,480
Weighted-average shares outstanding - diluted	150,402,321	146,774,471	148,756,592

Net (loss) income per share - basic	$(0.50)	$(0.03)	$0.55
Net (loss) income per share - diluted	$(0.50)	$(0.03)	$0.53

100 2021 Form 10-K

The following potentially dilutive shares were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Stock options	5,874,818	7,135,159	3,307,719
Restricted stock units	604,770	745,955	18,980
Performance stock units	549,583	229,433	—

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of December 31, 2021, would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principle amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the twelve months ended December 31, 2021, was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

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

Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent

101 2021 Form 10-K

registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

On March 1, 2021, we completed the acquisition of Ascender. Prior to this acquisition, Ascender was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. As of and for the fiscal year ended December 31, 2021, Ascender accounted for approximately 5% of our consolidated total assets and 7% of our consolidated total revenue.

As part of our ongoing integration activities, we are in the process of incorporating internal controls over significant processes specific to Ascender that we believe are appropriate and necessary to account for the acquisition and to consolidate and report our financial results. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. Accordingly, we have excluded Ascender from our assessment of internal control over financial reporting as of December 31, 2021 as our integration activities are ongoing and incomplete.

Changes in Internal Control Over Financial Reporting

With the exception of internal control-related integration activities related to our acquisition of Ascender, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

102 2021 Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information provided under the headings “Election of Directors” under Proposal One and “Board of Directors” in the Proxy Statement for Ceridian’s 2022 Annual Meeting of Stockholders (“Proxy Statement”), is incorporated herein by reference.

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

Code of Ethics

We have adopted a code of ethics known as the “Code of Conduct” that applies to all employees, contractors, officers and directors of Ceridian. The Code of Conduct may be viewed online on Ceridian’s website https://www.ceridian.com/Ceridian/media/Files/ceridian-code-of-conduct-2018.pdf. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information on our website within four business days following the date of such amendment or waiver.

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

Audit Committee; Audit Committee Financial Expert

The information provided under the subheadings “Committees of the Board of Directors” under the Board of Directors heading and “Report of the Audit Committee of the Board of Directors” under Proposal Three in the Proxy Statement is incorporated herein by reference.

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

103 2021 Form 10-K

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

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185.

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the heading “Ratification of the Appointment of KPMG LLP as our Independent Registered Public Accounting Firm for Fiscal Year 2022” under Proposal Three.

104 2021 Form 10-K

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
3.1

Fourth Amended and Restated Certificate of Incorporation of Ceridian HCM Holding Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company on May 5, 2021).

3.2	Second Amended and Restated Bylaws of Ceridian HCM Holding Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 9, 2022).
4.1	Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Company on May 24, 2018).
4.2

Registration Rights Agreement, dated April 30, 2018, by and among Ceridian HCM Holding Inc. and the other parties thereto (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed by the Company on May 24, 2018).

4.3**	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.4

Indenture, dated as of March 5, 2021, between Ceridian HCM Holding Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 5, 2021).

4.5	Form of 0.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 5, 2021).
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

10.3

Second Amendment to Credit Agreement, dated as of December 15, 2021, between Ceridian HCM Holding, Inc., as borrowers, the lenders party thereto, Deutsche Bank AG New York Branch (as administrative agent and collateral agent) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 16, 2021).

10.4	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 5, 2021).
10.5*

Employment Agreement, dated April 2, 2012, by and between Dayforce Corporation and David D. Ossip (incorporated by reference to Exhibit 10.2 to the Registration on Form S-1 filed by the Company on March 26, 2018).

10.6*

Performance-Based Stock Option Award Agreement dated May 8, 2020 by and between Ceridian HCM Holding Inc. and David Ossip (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on August 5, 2020).

10.7*

Amended and Restated Restrictive Covenant Agreement, effective as of March 20, 2017, by and among Ceridian Holding LLC, Ceridian LLC, Ceridian Canada Ltd., Ceridian Dayforce Corporation and David D. Ossip (incorporated by reference to Exhibit 10.3 to the Registration on Form S-1 filed by the Company on March 26, 2018).

105 2021 Form 10-K

10.8*

Amended and Restated Employment Agreement, effective February 9, 2022, between Leagh E. Turner and Ceridian Canada Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 9, 2022).

10.9*

Employment Agreement, dated May 1, 2019, by and between Chris R. Armstrong and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on July 30, 2019).

10.10*

Amendment to Employment Agreement, dated November 5, 2019, by and between Christopher R. Armstrong and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by the Company on February 26, 2020).

10.11*

Second Amendment to Employment Agreement, effective February 3, 2020, between Christopher R. Armstrong and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 5, 2020).

10.12*

Employment Agreement, dated December 7, 2017, by and between Ceridian Canada Ltd. and Scott A. Kitching (incorporated by reference to Exhibit 10.6 to the Registration on Form S-1 filed by the Company on March 26, 2018).

10.13*

Separation Agreement, Release, and Consulting Agreement, effective February 16, 2021, between Scott A. Kitching, Ceridian HCM Holding Inc., and Ceridian Canada Ltd. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company on May 5, 2021).

10.14*

Employment Agreement, dated September 15, 2020, by and between Noémie C. Heuland and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on November 5, 2020).

10.15*

Employment Agreement, effective July 30, 2020, between Joseph B. Korngiebel and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on May 5, 2021).

10.16*

Employment Agreement, effective February 26, 2021, between Rakesh Subramanian and Ceridian HCM, Inc., (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Company on May 5, 2021).

10.17*

Amendment to Employment Agreement, effective March 15, 2021, between Rakesh Subramanian and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Company on May 5, 2021).

10.18*

Employment Agreement, effective June 7, 2021, between William McDonald and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 4, 2021).

10.19*	Ceridian Holding Corp. 2007 Stock Incentive Plan, dated November 9, 2007 (incorporated by reference to Exhibit 4.3 to the Registration on Form S-8 filed by the Company on April 25, 2018).
10.20*

2013 Ceridian HCM Holding Inc. Stock Incentive Plan, dated October 1, 2013, and as amended on March 30, 2016, August 11, 2016, December 30, 2016, and March 20, 2017 (incorporated by reference to Exhibit 10.10 to the Registration on Form S-1 filed by the Company on March 26, 2018).

10.21*	Form of Director Indemnification Agreement for Ceridian HCM Holding Inc. (incorporated by reference to Exhibit 10.11 to the Registration on Form S-1 filed by the Company on April 12, 2018).
10.22*	Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Company on April 25, 2018).
10.23*	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Registration on Form S-1 filed by the Company on April 12, 2018).
10.24*

Form of Director Restricted Stock Unit Award Agreement (for awards made after May 1, 2019) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on July 30, 2019).

10.25*

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

10.27*

Form of Director Stock Option Award Agreement (for annual compensation awards made after May 1, 2020) (incorporated by reference to Exhibit 10.4 to the Quarterly Reported on Form 10-Q filed by the Company on August 5, 2020).

106 2021 Form 10-K

10.28*

Form of Performance Stock Unit Award Agreement (for Canadian executive awards made after February 25, 2021) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on February 26, 2021).

10.29*	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.14 to the Registration on Form S-1 filed by the Company on April 12, 2018).
10.30*	Form of Option to Purchase Common Stock of Ceridian HCM Holding Inc. (incorporated by reference to Exhibit 10.15 to the Registration on Form S-1 filed by the Company on April 12, 2018).
10.31*	Form of Stock Option Award Agreement (for awards made after February 25, 2021) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on February 26, 2021.
10.32*	Form of Employee Performance-Based Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Reported on Form 10-Q filed by the Company on August 5, 2020).
10.33*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 10, 2020).
10.34*

Form of Restricted Stock Unit Award Agreement (for awards made after February 25, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 26, 2021).

10.35*	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 2, 2020).
10.36*

Form of Performance Stock Unit Award Agreement (for awards made after February 25, 2021) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 26, 2021).

10.37*	Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Company on November 28, 2018).
10.38*	Ceridian HCM Holding Inc. 2021 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 26, 2021).
21.1**	List of subsidiaries of Ceridian HCM Holding Inc.
23.1**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1**

Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**

Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management compensatory plan or arrangement.

** Filed herewith.

107 2021 Form 10-K

Item 16. Form 10-K Summary.

Not applicable.

108 2021 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: February 25, 2022	By:	/s/ David D. Ossip
Name: David D. Ossip
Title: Co-Chief Executive Officer

Date: February 25, 2022	By:	/s/ Leagh E. Turner
Name: Leagh E. Turner
Title: Co-Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Noémie C. Heuland and William E. McDonald, or any of them, each acting alone, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

109 2021 Form 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Ossip	Chair and Co-Chief Executive Officer (Co-Principal Executive Officer)	February 25, 2022
David D. Ossip

/s/ Leagh E. Turner	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 25, 2022
Leagh E. Turner

/s/ Noémie C. Heuland	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Noémie C. Heuland

/s/ Jeffrey S. Jacobs	Head of Accounting and Financial Reporting (Principal Accounting Officer)	February 25, 2022
Jeffrey S. Jacobs

/s/ Brent B. Bickett	Director	February 25, 2022
Brent B. Bickett

/s/ Ronald F. Clarke	Director	February 25, 2022
Ronald F. Clarke

/s/ Deborah A. Farrington	Director	February 25, 2022
Deborah A. Farrington

/s/ Thomas M. Hagerty	Director	February 25, 2022
Thomas M. Hagerty

/s/ Linda P. Mantia	Director	February 25, 2022
Linda P. Mantia

/s/ Ganesh B. Rao	Director	February 25, 2022
Ganesh B. Rao

/s/ Andrea S. Rosen	Director	February 25, 2022
Andrea S. Rosen

/s/ Gerald C. Throop	Director	February 25, 2022
Gerald C. Throop

110 2021 Form 10-K