Form 10-Q
period 2022-03-31
Ceridian HCM Holding Inc.
filed 2022-05-04
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 152,644,831 shares of common stock, $0.01 par value per share, as of April 27, 2022.

Ceridian HCM Holding Inc.

2 | Q1 2022 Form 10-Q

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Consequently, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions. In particular:

•
our inability to manage our growth effectively or execute on our growth strategy;
•
our failure to provide new or enhanced functionality and features;
•
our inability to successfully compete in the market in which we operate and expand our current offerings into new markets or further penetrate existing markets due to competition;
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
•
our failure to manage our aging technical operations infrastructure;
•
our inability to maintain necessary third-party relationships, and third-party software licenses, and identify errors in the software we license;
•
our inability to attract and retain senior management employees and highly skilled employees;
•
the impact of our outstanding debt obligations on our financial condition, results of operations, and value of our common stock; or
•
the duration and scope of the Coronavirus disease 2019 (“COVID-19”) pandemic, including the uncertainty around the surge of different variants and the actions that governmental authorities may take in all the jurisdictions where we operate.

Please refer to Part II, Item IA, “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2021 (“2021 Form 10-K”), for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. For the reasons described above, we caution you against relying on any forward-looking statements. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

3 | Q1 2022 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
(Dollars in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$354.8	$367.5
Restricted cash	1.9	1.9
Trade and other receivables, net	144.5	146.3
Prepaid expenses and other current assets	112.6	92.6
Total current assets before customer funds	613.8	608.3
Customer funds	7,364.2	3,535.8
Total current assets	7,978.0	4,144.1
Right of use lease asset	28.7	29.4
Property, plant, and equipment, net	134.3	128.2
Goodwill	2,336.8	2,323.6
Other intangible assets, net	330.1	332.5
Other assets	251.6	208.4
Total assets	$11,059.5	$7,166.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.3	$8.3
Current portion of long-term lease liabilities	11.2	11.3
Accounts payable	49.4	51.7
Deferred revenue	48.1	48.7
Employee compensation and benefits	69.7	77.3
Other accrued expenses	23.7	24.7
Total current liabilities before customer funds obligations	210.4	222.0
Customer funds obligations	7,418.5	3,519.9
Total current liabilities	7,628.9	3,741.9
Long-term debt, less current portion	1,215.7	1,124.4
Employee benefit plans	20.2	20.7
Long-term lease liabilities, less current portion	31.1	32.7
Other liabilities	22.8	19.0
Total liabilities	8,918.7	4,938.7
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 152,530,449 and 151,995,031 shares issued and outstanding, respectively	1.5	1.5
Additional paid in capital	2,823.8	2,860.0
Accumulated deficit	(326.6)	(309.2)
Accumulated other comprehensive loss	(357.9)	(324.8)
Total stockholders’ equity	2,140.8	2,227.5
Total liabilities and equity	$11,059.5	$7,166.2

See accompanying notes to condensed consolidated financial statements.

4 | Q1 2022 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2022	2021
(Dollars in millions, except share and per share data)	(unaudited)
Revenue:
Recurring	$247.9	$196.0
Professional services and other	45.4	38.5
Total revenue	293.3	234.5
Cost of revenue:
Recurring	82.3	59.7
Professional services and other	54.5	44.7
Product development and management	40.4	25.8
Depreciation and amortization	13.0	11.1
Total cost of revenue	190.2	141.3
Gross profit	103.1	93.2
Selling, general, and administrative	122.0	95.6
Operating loss	(18.9)	(2.4)
Interest expense, net	5.8	5.6
Other (income) expense, net	(0.3)	4.6
Loss before income taxes	(24.4)	(12.6)
Income tax expense	3.0	6.6
Net loss	$(27.4)	$(19.2)
Net loss per share:
Basic	$(0.18)	$(0.13)
Diluted	$(0.18)	$(0.13)
Weighted-average shares outstanding:
Basic	152,124,151	148,716,050
Diluted	152,124,151	148,716,050

See accompanying notes to condensed consolidated financial statements.

5 | Q1 2022 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)	(unaudited)
Net loss	$(27.4)	$(19.2)
Items of other comprehensive loss before income taxes:
Change in foreign currency translation adjustment	15.6	11.0
Change in unrealized loss from invested customer funds	(69.4)	(16.7)
Change in pension liability adjustment (a)	3.1	3.8
Other comprehensive loss before income taxes	(50.7)	(1.9)
Income tax benefit, net	(17.6)	(3.4)
Other comprehensive (loss) income after income taxes	(33.1)	1.5
Comprehensive loss	$(60.5)	$(17.7)

(a)
The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other expense, net was $2.9 million and $3.8 million during the three months ended March 31, 2022, and 2021, respectively.

See accompanying notes to condensed consolidated financial statements.

6 | Q1 2022 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
	(Dollars in millions, except share data, unaudited)
Balance as of December 31, 2021	151,995,031	$1.5	$2,860.0	$(309.2)	$(324.8)	$2,227.5
Cumulative-effect adjustments related to the adoption of ASU 2020-06	—	—	(77.7)	10.0	—	(67.7)
Net loss	—	—	—	(27.4)	—	(27.4)
Issuance of common stock under share-based compensation plans	535,418	—	6.0	—	—	6.0
Share-based compensation	—	—	35.5	—	—	35.5
Foreign currency translation	—	—	—	—	15.6	15.6
Change in unrealized gain, net of tax of ($18.4)	—	—	—	—	(51.0)	(51.0)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.3	2.3
Balance as of March 31, 2022	152,530,449	$1.5	$2,823.8	$(326.6)	$(357.9)	$2,140.8

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
	(Dollars in millions, except share data, unaudited)
Balance as of December 31, 2020	148,571,412	$1.5	$2,606.5	$(233.8)	$(276.0)	$2,098.2
Net loss	—	—	—	(19.2)	—	(19.2)
Issuance of common stock under share-based compensation plans	341,975	—	11.3	—	—	11.3
Share-based compensation	—	—	22.8	—	—	22.8
Equity component of convertible senior notes	—	—	77.7	—	—	77.7
Purchase of capped calls related to convertible senior notes	—	—	(33.0)	—	—	(33.0)
Foreign currency translation	—	—	—	—	11.0	11.0
Change in unrealized gain, net of tax of $(4.4)	—	—	—	—	(12.3)	(12.3)
Change in pension liability adjustment, net of tax of $1.0	—	—	—	—	2.8	2.8
Balance as of March 31, 2021	148,913,387	$1.5	$2,685.3	$(253.0)	$(274.5)	$2,159.3

See accompanying notes to condensed consolidated financial statements.

7 | Q1 2022 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions, unaudited)
Net loss	$(27.4)	$(19.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax benefit	4.5	0.6
Depreciation and amortization	20.9	15.0
Amortization of debt issuance costs and debt discount	1.0	1.1
Provision for doubtful accounts	0.9	0.4
Net periodic pension and postretirement cost	1.2	2.2
Share-based compensation	35.5	22.8
Change in fair value of contingent consideration	0.8	—
Other	—	1.1
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	1.0	(8.1)
Prepaid expenses and other current assets	(14.1)	(7.1)
Accounts payable and other accrued expenses	(4.6)	(2.1)
Deferred revenue	(1.1)	4.9
Employee compensation and benefits	(8.2)	(24.7)
Accrued interest	(0.4)	0.4
Accrued taxes	(3.3)	8.6
Other assets and liabilities	(1.2)	(0.4)
Net cash provided by (used in) operating activities	5.5	(4.5)
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	(276.9)	(148.5)
Proceeds from sale and maturity of customer funds marketable securities	112.1	97.4
Expenditures for property, plant, and equipment	(2.1)	(3.4)
Expenditures for software and technology	(17.8)	(11.9)
Acquisition costs, net of cash and restricted cash acquired	—	(338.3)
Net cash used in investing activities	(184.7)	(404.7)
Cash Flows from Financing Activities
Increase in customer funds obligations, net	3,879.8	513.2
Proceeds from issuance of common stock under share-based compensation plans	6.0	11.3
Repayment of long-term debt obligations	(2.1)	(1.3)
Proceeds from revolving credit facility	—	295.0
Repayment of revolving credit facility	—	(295.0)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	561.8
Purchases of capped calls related to convertible senior notes	—	(45.0)
Net cash provided by financing activities	3,883.7	1,040.0
Effect of exchange rate changes on cash, restricted cash, and equivalents	1.7	3.4
Net increase in cash, restricted cash, and equivalents	3,706.2	634.2
Cash, restricted cash, and equivalents at beginning of period	1,952.9	2,228.5
Cash, restricted cash, and equivalents at end of period	$5,659.1	$2,862.7
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$354.8	$339.6
Restricted cash	1.9	2.0
Restricted cash and equivalents included in customer funds	5,302.4	2,521.1
Total cash, restricted cash, and equivalents	$5,659.1	$2,862.7

See accompanying notes to condensed consolidated financial statements.

8 | Q1 2022 Form 10-Q

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accounting policies we follow are set forth in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements in our 2021 Form 10-K. The following notes should be read in conjunction with these policies and other disclosures in our 2021 Form 10-K.

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

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, included within Other assets on our condensed consolidated balance sheets were $143.8 million and $144.5 million as of March 31, 2022, and December 31, 2021, respectively. Amortization expense for the deferred costs was $12.6 million and $11.0 million for the three months ended March 31, 2022, and 2021, respectively.

9 | Q1 2022 Form 10-Q

Recently Issued and Adopted Accounting Pronouncements from the Financial Accounting Standards Board

Standard	Issuance Date	Description	Adoption Date	Effect on the Financial Statements
Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)	August 2020

This amendment simplifies the accounting for convertible instruments by removing certain separation models required under current GAAP for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost.

January 2022

We adopted the guidance as of January 1, 2022, using the modified retrospective method of transition. The adoption resulted in the elimination of the debt discount (and related deferred tax liability) that was recorded within equity related to our Convertible Senior Notes. The net impact of the adjustments was recorded to the opening balance of retained earnings and additional paid in capital. The impact to the condensed consolidated balance sheet was as follows: (1) increase of $92.9 million to long-term debt, (2) decrease of $77.7 million to additional paid-in capital, net of allocated issuance costs of $2.7 million and deferred tax impact of $28.2 million, and (3) decrease to accumulated deficit of $10.0 million.

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

3. Business Combinations

ADAM HCM

On December 3, 2021, we completed the acquisition of 100% of the outstanding interests in ATI ROW, LLC and ADAM HCM MEXICO, S. de R.L de C.V (collectively, "ADAM HCM") for $34.5 million. ADAM HCM is a payroll and HCM company in Latin America.

The purchase accounting has not been finalized as of March 31, 2022. Provisional amounts relate to the tax positions, and we expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition. Intangible assets recorded for this acquisition consist of $7.5 million of customer relationships, $2.9 million of developed technology, and $0.4 million of trade name. Of the goodwill associated with this acquisition, $24.0 million is deductible for income tax purposes.

10 | Q1 2022 Form 10-Q

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(Dollars in millions)
Cash and equivalents	$0.2
Trade receivables, prepaid expenses, and other current assets	0.9
Goodwill	24.0
Other intangible assets	10.8
Other assets	0.2
Accounts payable and other current liabilities	(1.6)
Total purchase price	$34.5

4. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	March 31, 2022
	Level 1	Level 2		Level 3		Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$2,062.0	(a)	$—		$2,062.0
Total assets measured at fair value	$—	$2,062.0		$—		$2,062.0

Liabilities
DataFuzion contingent consideration	$—	$—		$6.8	(b)	$6.8
Total liabilities measured at fair value	$—	$—		$6.8		$6.8

	December 31, 2021
	Level 1	Level 2		Level 3		Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$1,952.4	(a)	$—		$1,952.4
Total assets measured at fair value	$—	$1,952.4		$—		$1,952.4

Liabilities
DataFuzion contingent consideration	$—	$—		$6.0	(b)	$6.0
Total liabilities measured at fair value	$—	$—		$6.0		$6.0

(a)
Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

(b)
For the contingent consideration related to the 2021 acquisition of certain assets and liabilities of DataFuzion HCM, Inc. ("DataFuzion"), we utilize an option pricing model, specifically a Black-Scholes-Merton model, to estimate the fair value of the contingent liability as of the reporting dates. This model uses certain assumptions related to risk-free rates and volatility as well as certain judgments in forecasting annual recurring revenue. The contingent consideration has been measured as Level 3 given the unobservable inputs that are significant to the measurement of liability. The contingent consideration is included within other liabilities in our condensed consolidated balance sheets.

During the three months ended March 31, 2022, we recognized expense of $0.8 million within selling, general, and administrative expense in our condensed consolidated statements of operations due to the remeasurement of the DataFuzion contingent consideration.

11 | Q1 2022 Form 10-Q

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2022, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. During the year ended December 31, 2021, assets and liabilities acquired as part of business combinations and recognized as part of our convertible debt issuance have been recorded at fair value on a nonrecurring basis.

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

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $11.4 million and $10.7 million for the three months ended March 31, 2022, and 2021, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of March 31, 2022, and December 31, 2021, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	March 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$5,288.2	$—	$—	$5,288.2
Available for sale investments:
U.S. government and agency securities	701.8	0.9	(25.3)	677.4
Canadian and provincial government securities	469.6	1.0	(9.7)	460.9
Corporate debt securities	641.2	2.2	(18.8)	624.6
Asset-backed securities	172.1	0.2	(2.8)	169.5
Mortgage-backed securities	2.2	—	—	2.2
Other short-term investments	60.9	—	—	60.9
Other securities	70.3	—	(3.8)	66.5
Total available for sale investments	2,118.1	4.3	(60.4)	2,062.0
Invested customer funds	7,406.3	$4.3	$(60.4)	7,350.2
Receivables	12.2			14.0
Total customer funds	$7,418.5			$7,364.2

12 | Q1 2022 Form 10-Q

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$1,562.4	$—	$—	$1,562.4
Available for sale investments:
U.S. government and agency securities	697.8	9.5	(5.8)	701.5
Canadian and provincial government securities	399.9	5.3	(1.3)	403.9
Corporate debt securities	551.4	8.3	(3.1)	556.6
Asset-backed securities	174.2	1.5	(0.3)	175.4
Mortgage-backed securities	2.7	—	—	2.7
Other short-term investments	41.4	—	—	41.4
Other securities	71.7	—	(0.8)	70.9
Total available for sale investments	1,939.1	24.6	(11.3)	1,952.4
Invested customer funds	3,501.5	$24.6	$(11.3)	3,514.8
Receivables	18.4			21.0
Total customer funds	$3,519.9			$3,535.8

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2022
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
U.S. government and agency securities	$(17.5)	$368.1	$(7.8)	$113.6	$(25.3)	$481.7
Canadian and provincial government securities	(9.3)	243.0	(0.4)	6.6	(9.7)	249.6
Corporate debt securities	(17.1)	369.7	(1.7)	23.0	(18.8)	392.7
Asset-backed securities	(2.8)	98.1	—	—	(2.8)	98.1
Other securities	(2.1)	43.7	(1.7)	22.6	(3.8)	66.3
Total available for sale investments	$(48.8)	$1,122.6	$(11.6)	$165.8	$(60.4)	$1,288.4

Management does not believe that any individual unrealized loss was unrecoverable as of March 31, 2022. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at March 31, 2022, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	March 31, 2022
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$5,660.9	$5,662.4
Due in one to three years	702.4	694.8
Due in three to five years	754.1	716.8
Due after five years	288.9	276.2
Invested customer funds	$7,406.3	$7,350.2

13 | Q1 2022 Form 10-Q

6. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows:

(Dollars in millions)
Balance at December 31, 2020	$2,031.8
Acquisitions	308.2
Translation	(16.4)
Balance at December 31, 2021	2,323.6
Acquisition (a)	0.5
Translation	12.7
Balance at March 31, 2022	$2,336.8

a)
The purchase accounting has not been finalized for the ADAM HCM acquisition. Refer to Note 3, "Business Combinations" to our condensed consolidated financial statements for additional information.

Intangible Assets

Other intangible assets consisted of the following:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$312.1	$(224.4)	$87.7	4-12
Trade name	184.6	(5.3)	179.3	3-5 and Indefinite
Technology	236.8	(173.7)	63.1	3-5
Total other intangible assets	$733.5	$(403.4)	$330.1

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$308.4	$(220.4)	$88.0	4-12
Trade name	184.4	(3.2)	181.2	3-5 and Indefinite
Technology	233.9	(170.6)	63.3	3-5
Total other intangible assets	$726.7	$(394.2)	$332.5

As of October 1 each year, we perform an impairment assessment of our indefinite-lived intangible assets, which includes our Ceridian and Dayforce trade names, which have a carrying value of $167.2 million and $4.8 million, respectively as of March 31, 2022. We continue to evaluate the use of our trade names and branding in our sales and marketing efforts. If there is a fundamental shift in the method of our branding in the future, we will assess the impact on the carrying amount of our trade name intangible assets to determine whether an impairment exists. If it is determined that an impairment has occurred, it would be recognized during the period in which the decision was made to make the fundamental shift.

Amortization expense related to definite-lived intangible assets was $7.8 million and $2.2 million for the three months ended March 31, 2022, and 2021, respectively.

14 | Q1 2022 Form 10-Q

7. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	March 31,	December 31,
	2022	2021
	(Dollars in millions)
Term Debt, interest rate of 2.9% and 2.6%, respectively	$656.2	$657.9
Revolving Credit Facility ($300.0 million available capacity less amounts reserved for letters of credit, which were $2.1 million)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Australia Line of Credit (AUD $2.9 million letter of credit capacity, which was fully utilized; USD $2.1 million)	—	—
Financing lease liabilities (Please refer to Note 13)	9.3	9.6
Total debt	1,240.5	1,242.5
Less unamortized discount on Term Debt and Convertible Senior Notes (a)	0.9	95.5
Less unamortized debt issuance costs on Term Debt and Convertible Senior Notes (a)	15.6	14.3
Less current portion of long-term debt	8.3	8.3
Long-term debt, less current portion	$1,215.7	$1,124.4

a)
We adopted ASU 2020-06 as of January 1, 2022. The unamortized discount and debt issuance costs on the Convertible Senior Notes is presented post-adoption of ASU 2020-06 as of March 31, 2022 and is presented pre-adoption of ASU 2020-06 as of December 31, 2021. Refer to the Convertible Senior Notes section below for further discussion of the impacts of the adoption of ASU 2020-06 on our condensed consolidated financial statements.

Accrued interest and fees related to the debt obligations was $0.1 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively, and is included within Other accrued expenses in our condensed consolidated balance sheets.

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

The Term Debt will mature on April 30, 2025. We are required to make annual amortization payments in respect of the Term Debt in an amount equal to 1.00% of the original principal amount thereof, payable in equal quarterly installments of 0.25% of the original principal amount of the first lien term debt. On December 15, 2021, we completed the second amendment to our Senior Secured Credit Facility, which extended that maturity date of the Revolving Credit Facility form April 30, 2023 to January 29, 2025. The Revolving Credit Facility does not require amortization payments.

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

15 | Q1 2022 Form 10-Q

The following table presents details of the Convertible Senior Notes:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price per Share

Convertible Senior Notes	7.5641 shares	$132.20

The Convertible Senior Notes will be convertible at the option of the holders at any time only under certain circumstances as outlined in Note 9, “Debt,” to our audited consolidated financial statements in our 2021 Form 10-K. During the quarter ended March 31, 2022, the conditions allowing holders of the Convertible Senior Notes to convert have not been met. The Convertible Senior Notes were therefore not convertible during the first quarter of 2022 and are classified as a noncurrent liability in our condensed consolidated balance sheet as of March 31, 2022.

On December 30, 2021, we notified the holders of the Convertible Senior Notes of our irrevocable election to settle the conversion obligation in connection with the Convertible Senior Notes submitted for conversion on or after January 1, 2022, or at maturity with a combination of cash and shares of our common stock. Generally, under this settlement method, the conversion value will be settled in cash in an amount no less than the principal amount being converted, and any excess of the conversion value over the principal amount will be settled, at our election, in cash or shares of common stock.

On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective transition method. Under such transition, prior-period information has not been retrospectively adjusted for this change in accounting guidance.

In accounting for the Convertible Senior Notes upon the adoption of ASU 2020-06, the Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $563.3 million as of March 31, 2022, with principal of $575.0 million, net of issuance costs of $11.7 million. The Convertible Senior Notes are classified as Long-term debt, less current portion on the condensed consolidated balance sheets as of March 31, 2022. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

The following table sets forth total interest expense recognized related to the Convertible Senior Notes for the period:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(Post-adoption of ASU 2020-06)	(Pre-adoption of ASU 2020-06)
	(Dollars in millions)
Contractual interest expense	$0.3	$0.1
Amortization of debt discount	—	0.7
Amortization of debt issuance costs	0.7	0.1
Total	$1.0	$0.9

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

16 | Q1 2022 Form 10-Q

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2022	$5.1
2023	6.8
2024	6.8
2025	637.5
2026	575.0
$1,231.2

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at March 31, 2022. The fair value of the Term Debt was based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1,149.0 million and $1,248.9 million as of March 31, 2022, and December 31, 2021, respectively.

8. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended March 31,
	2022	2021
Net Periodic Pension Cost	(Dollars in millions)
Interest cost	$2.2	$1.7
Actuarial loss amortization	3.4	4.3
Less: Expected return on plan assets	(3.9)	(3.3)
Net periodic pension cost	$1.7	$2.7

	Three Months Ended March 31,
	2022	2021
Net Periodic Postretirement Benefit	(Dollars in millions)
Interest cost	$—	$—
Actuarial gain amortization	(0.5)	(0.5)
Prior service credit amortization	—	—
Net periodic postretirement benefit gain	$(0.5)	$(0.5)

9. Share-Based Compensation

Our share-based compensation consists of stock options, restricted stock units (“RSU”), and performance-based stock units (“PSU”). We also offer an employee stock purchase plan.

Effective October 1, 2013, our employees participated in a share-based compensation plan, the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, as amended ("2013 SIP"). Stock options awarded under the 2013 SIP vest either annually on a pro rata basis over a four- or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested stock options must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock option awards have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying stock on the date of grant. As of March 31, 2022, there were 979,424 stock options and RSUs outstanding under the 2013 SIP. We ceased granting awards under the 2013 SIP as of April 24, 2018, and do not intend to grant any additional awards under the 2013 SIP.

17 | Q1 2022 Form 10-Q

On April 24, 2018, in connection with our initial public offering ("IPO"), the Board of Directors and our stockholders approved the Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (as amended and restated from time to time, the “2018 EIP”), which authorized the issuance of up to 13,500,000 shares of common stock to eligible participants through equity awards (the “Share Reserve”). On February 23, 2022, the Board of Directors approved an increase to the Share Reserve of the three percent of the number of shares of common stock outstanding on January 31, 2022 to take place on March 31, 2022, pursuant to this evergreen refresh provision of the 2018 EIP. On February 23, 2022, our Board of Directors approved an amendment effective April 1, 2022, to remove the evergreen refresh provision of the 2018 EIP that permitted the Share Reserve to be increased on March 31 of each of the first ten calendar years during the term of the 2018 EIP, by the lesser of (i) three percent of the number of shares of our common stock outstanding on each January 31 immediately prior to the date of increase or (ii) such number of shares of our common stock determined by the Board of Directors.

Equity awards under the 2018 EIP vest either annually or quarterly on a pro rata basis, generally over a one-, three-, or four-year period. In addition, upon termination of service, all vested awards must be exercised within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term, and the options have an exercise price that is not less than the fair market value of the underlying stock on the date of the grant. As of March 31, 2022, there were 13,010,207 stock options, RSUs, and PSUs outstanding and 13,606,023 shares available for future grants of equity awards under the 2018 EIP.

Total share-based compensation expense was $35.5 million and $22.8 million for the three months ended March 31, 2022, and 2021, respectively.

Performance-Based Stock Options

Performance-based stock option activity under the 2013 SIP and the 2018 EIP was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2021	1,777,050	$64.72	8.3	$70.6
Granted	—	—	—	—
Exercised	(1,857)	(13.46)	—	—
Forfeited or expired	—	—	—	—
Performance-based options outstanding at March 31, 2022	1,775,193	$64.78	8.0	$6.4
Performance-based options exercisable at March 31, 2022	195,848	$60.87	7.5	$1.5

Certain outstanding performance-based stock options under the 2018 EIP include equity awards in which vesting conditions must be met prior to September 13, 2022. The performance criteria is based on migrations of certain customers to Dayforce. We recognize share-based compensation for performance-based stock options based on the likelihood of performance criteria achievement. The performance criteria for certain of these awards have been met and share-based compensation expense was recognized during the three months ended March 31, 2022.

As of March 31, 2022, there was $9.2 million of share-based compensation expense related to unvested performance-based stock option awards not yet recognized, which is expected to be recognized over a weighted-average period of 0.9 years.

18 | Q1 2022 Form 10-Q

Term-Based Stock Options

Term-based stock option activity under the 2013 SIP and the 2018 EIP was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2021	8,515,869	$48.87	7.3	$473.4
Granted	23,857	70.83	—	—
Exercised	(72,938)	(36.91)	—	—
Forfeited or expired	(33,655)	(64.35)	—	—
Term-based options outstanding at March 31, 2022	8,433,133	$48.97	7.1	$176.4
Term-based options exercisable at March 31, 2022	4,294,076	$43.60	6.6	$108.4

As of March 31, 2022, there was $56.7 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

RSU activity under the 2013 SIP and the 2018 EIP was as follows:

Shares
RSUs outstanding at December 31, 2021	1,935,939
Granted	1,396,866
Shares issued upon vesting of RSUs	(248,888)
Forfeited or canceled	(34,397)
RSUs outstanding at March 31, 2022	3,049,520
RSUs releasable at March 31, 2022	608,573

During the three months ended March 31, 2022, 259,525 RSUs vested. As of March 31, 2022, there were 2,440,947 unvested RSUs outstanding and 608,573 vested RSUs outstanding. As of March 31, 2022, there was $157.2 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Units

PSU activity under the 2018 EIP was as follows:

Shares
PSUs outstanding at December 31, 2021	318,745
Granted	577,015
Shares issued upon vesting of PSUs	(155,526)
Forfeited or canceled	(8,449)
PSUs outstanding at March 31, 2022	731,785
PSUs releasable at March 31, 2022	—

On February 24, 2022, we granted PSUs under the 2022 Ceridian HCM Holding, Inc. Management Incentive Plan (the “2022 MIP”) for the incentive period of January 1, 2022 through December 31, 2022, and also as part of long term incentive grants to certain members of management. The vesting conditions for the PSUs granted on February 24, 2022, are based on the following performance criteria: (1) the Cloud revenue, excluding float revenue (the “Cloud Revenue Goal”) (2) the adjusted EBITDA, excluding float revenue (the “Adjusted EBITDA Goal”), and (3) the Sales per employee per month (“PEPM”) annual contract value (“ACV”) (the “Sales PEPM ACV Goal”), for fiscal year 2022 (collectively the “Performance Goals”).

19 | Q1 2022 Form 10-Q

Both the Cloud Revenue Goal and the Adjusted EBITDA Goal are calculated based on our operating results on a constant currency basis as adjusted to exclude: float revenue; foreign exchange gain (loss); share-based compensation expense and related employer taxes; severance charges; restructuring consulting fees; significant acquisitions or disposals and related transaction costs; as well as other non-recurring items, subject to the Board of Directors approval. The Sales PEPM ACV Goal is calculated based on the sales of our solutions on a constant currency basis that contribute to Cloud recurring revenue. Any cash payment under the 2022 MIP and the vesting conditions for the PSU awards granted in 2022 will be determined based on our performance against the achievement of the Performance Goals, and the payout that a participant can receive may be between 0% for not meeting the applicable thresholds of any of the Performance Goals, up to a maximum total payout of 167% for achieving the maximum level of all of the Performance Goals. Upon vesting of a PSU, a participant will receive shares of common stock of the Company. The probability of vesting of the PSUs related to the 2022 MIP and as part of long term incentive grants to certain members of management will continue to be evaluated throughout 2022, and share-based compensation will be recognized in accordance with that probability.

In 2021, we granted PSUs under the Ceridian HCM Holding Inc. 2021 Management Incentive Plan (the “2021 MIP”) for the incentive period of January 1, 2021 through December 31, 2021, and also as part of long term incentive grants to certain members of management. Upon vesting of a PSU, a participant will receive shares of common stock of the Company. The vesting conditions for the PSUs granted in 2021 were based on identical performance criteria, determined against our achievement of Cloud revenue and adjusted EBITDA margin goals for fiscal year 2021. On February 8, 2022, the Compensation Committee certified that we had achieved performance against the performance criteria equivalent to a total payout of 100%. As a result, the PSUs granted under the 2021 MIP vested in full on March 8, 2022. One-third of the PSUs granted in 2021 as part of long term incentive grants to certain members of management vested on March 8, 2022, and will vest on each of March 8, 2023, and March 8, 2024. Share-based compensation was recognized in 2021 in accordance with the achievement level and the remainder of the long term incentive grants will be expensed over the vesting period.

As of March 31, 2022, there was $78.5 million of share-based compensation expense related to unvested PSUs not yet recognized.

Global Employee Stock Purchase Plan

On November 9, 2018, the Board of Directors approved the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (“GESPP”), and the Company’s stockholders approved the GESPP on May 1, 2019. The GESPP authorizes the issuance of up to 2,500,000 shares of common stock to eligible participants through purchases via payroll deductions. A total of 1,845,593 shares of common stock are available for future issuances under the plan as of March 31, 2022. The purchase price is the lower of (i) 85% of the fair market value of a share of common stock on the offering date (the first trading day of the offering period commencing on January 1 and concluding on December 31) or (ii) 85% of the fair market value of a share of common stock on the purchase date. The GESPP shall continue for ten years, unless terminated sooner as provided under the GESPP. Quarterly purchase periods commence on January 1, April 1, July 1, and October 1, and shares are purchased on the last trading day of the respective purchase periods.

Our GESPP activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2022	56,208	$58.11

20 | Q1 2022 Form 10-Q

10. Revenue

Disaggregation of Revenue

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring	$188.6	$145.3
Professional services and other	41.6	36.8
Total Dayforce revenue	230.2	182.1
Powerpay
Recurring	21.6	20.3
Professional services and other	0.2	0.3
Total Powerpay revenue	21.8	20.6
Total Cloud revenue	252.0	202.7
Bureau
Recurring	37.7	30.4
Professional services and other	3.6	1.4
Total Bureau revenue	41.3	31.8
Total revenue	$293.3	$234.5

Recurring revenue includes float revenue of $11.4 million and $10.7 million for the three months ended March 31, 2022, and 2021, respectively.

Contract Balances

A contract asset is generally recorded when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Contract assets were $68.1 million and $62.7 million as of March 31, 2022, and December 31, 2021, respectively. Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Deferred revenue, beginning of period	$48.7	$24.4
New billings	125.3	100.6
Acquired billings	—	14.3
Revenue recognized	(126.6)	(95.4)
Effect of exchange rate	0.7	(0.2)
Deferred revenue, end of period	$48.1	$43.7

21 | Q1 2022 Form 10-Q

Transaction Price for Remaining Performance Obligations

In accordance with ASC Topic 606, the following represents the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied as of the end of the reporting period. As of March 31, 2022, approximately $1,130.6 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2021	$(177.3)	$2.8	$(150.3)	$(324.8)
Other comprehensive income (loss) before income taxes and reclassifications	15.6	(69.4)	0.2	(53.6)
Income tax benefit (expense)	—	18.4	(0.8)	17.6
Reclassifications to earnings	—	—	2.9	2.9
Other comprehensive income (loss)	15.6	(51.0)	2.3	(33.1)
Balance as of March 31, 2022	$(161.7)	$(48.2)	$(148.0)	$(357.9)

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of March 31, 2022, we have a valuation allowance of $46.2 million against certain deferred tax assets consisting primarily of $13.4 million attributable to state net operating loss carryovers, and $31.0 million attributable to deferred tax assets recorded as part of a previous acquisition.

We recorded an income tax expense of $3.0 million during the three months ended March 31, 2022, consisting of tax expense of $4.3 million attributable to the global intangible low tax income ("GILTI") in the U.S, and $4.4 million attributable to share-based compensation, partially offset by a $4.7 million tax benefit from current operations, and other tax benefits of $1.0 million.

There were no unrecognized tax benefits as of March 31, 2022, and December 31, 2021. We make adjustments to these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

22 | Q1 2022 Form 10-Q

13. Leases

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	March 31, 2022	December 31, 2021
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$0.2	$0.2
Operating lease assets	Prepaid expenses and other current assets	3.6	3.4
Operating lease assets	Right of use lease asset	28.7	29.4
Financing lease assets	Property, plant, and equipment, net	8.0	8.3
Total lease assets		$40.5	$41.3
LIABILITIES
Current
Financing lease liabilities	Current portion of long-term debt	$1.5	$1.5
Operating lease liabilities	Current portion of long-term lease liabilities	11.2	11.3
Noncurrent
Financing lease liabilities	Long-term debt, less current portion	7.8	8.1
Operating lease liabilities	Long-term lease liabilities, less current portion	31.1	32.7
Total lease liabilities		$51.6	$53.6

The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Lease Cost	(Dollars in millions)
Operating lease cost	$2.5	$1.2
Financing lease cost:
Depreciation of lease assets	0.3	0.3
Interest on lease liabilities	0.1	0.1
Sublease income	(0.1)	(0.6)
Total lease cost, net	$2.8	$1.0

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

Our general terms and conditions in customer contracts frequently include a provision indicating we will indemnify and hold our customers harmless from and against any and all claims alleging that the services and materials furnished by us violate any third party’s patent, trade secret, copyright, or other intellectual property right. We are not aware of any material pending litigation concerning these indemnifications.

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

23 | Q1 2022 Form 10-Q

15. Net Loss per Share

We compute net loss per share of common stock using the treasury stock method. The basic and diluted net loss per share computations were calculated as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions, except share and per share data)
Numerator:
Net loss	$(27.4)	$(19.2)

Denominator:
Weighted-average shares outstanding - basic	152,124,151	148,716,050
Effect of dilutive equity instruments	—	—
Weighted-average shares outstanding - diluted	152,124,151	148,716,050

Net loss per share - basic	$(0.18)	$(0.13)
Net loss per share - diluted	$(0.18)	$(0.13)

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	5,361,160	5,448,133
Restricted stock units	535,754	518,939
Performance stock units	590,284	604,193

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of March 31, 2022 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principal amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the three months ended March 31, 2022 was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

24 | Q1 2022 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 (our “2021 Form 10-K”). This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in Part II, Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements. Any reference to a “Note” in this discussion relates to the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report unless otherwise indicated.

Overview

Ceridian is a global human capital management (“HCM”) software company. We categorize our solutions into two categories: Cloud and Bureau solutions. Cloud revenue is generated from HCM solutions that are delivered via two cloud offerings: Dayforce, our flagship cloud HCM platform, and Powerpay, a cloud human resources (“HR”) and payroll solution for the Canadian small business market. We also continue to support customers using our legacy North America Bureau solutions, which we generally stopped actively selling to new customers following the acquisition of Dayforce, and customers using our acquired Bureau solutions in Asia Pacific Japan ("APJ"). We invest in maintenance and necessary updates to support our Bureau customers and continue to migrate them to Dayforce. Revenue from our Cloud and Bureau solutions includes investment income generated from holding customer funds before funds are remitted to taxing authorities, also referred to as float revenue or float.

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

Dayforce Wallet is a digital wallet for customers' employees on the Dayforce platform, which was launched in the U.S. in 2020 and Canada in 2021. The Dayforce Wallet gives our customers’ employees greater control over their financial well-being by providing them with instant access to their earnings. This on-demand pay feature allows employees more choice over when they get paid by making any day payday. Dayforce Wallet enables workers to access their already-earned wages anytime during the pay period, net of taxes, withholdings and other payroll deductions. Leveraging Dayforce’s continuous pay calculations, Dayforce Wallet processes a same-day payroll each time a worker requests their pay. The solution is compliant with federal, state, and local remittances and requires no changes to payroll processing including the funding, timing, and close-out of pay. The on-demand wages are loaded onto a paycard, which customers’ employees can use anywhere credit or debit cards are accepted, generating interchange fee revenue. The Dayforce Wallet mobile app makes it easy for customers' employees to check their pay deposits, account balance and transaction history.

As of March 31, 2022, we had more than 1,100 customers signed onto Dayforce Wallet with over 510 customers live on the product. As of March 31, 2022, the average registration rate increased to 34% of all eligible employees.

25 | Q1 2022 Form 10-Q

We sell Dayforce through our direct sales force on a subscription per-employee, per-month (“PEPM”) basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Dayforce can serve customers of all sizes, ranging from 100 to over 100,000 employees. We have rapidly grown the Dayforce platform to 5,609 live Dayforce customers as of March 31, 2022.1 For the three months ended March 31, 2022, we added 175 net new live Dayforce customers.

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

Over the lifetime of the customer relationship, we have the opportunity to realize additional PEPM revenue, both as the customer grows or rolls out the Dayforce solution to additional employees, and also by selling additional functionality to existing customers that do not currently utilize our full suite of capabilities. We also incur costs to manage the account, to retain customers, and to sell additional functionality. These costs, however, are significantly less than the costs initially incurred to acquire and to take customers live.

Global Events

In March 2020, the World Health Organization declared the outbreak of coronavirus (COVID-19) to be a pandemic. The global spread of the COVID-19 pandemic created significant global volatility, uncertainty, and economic disruption. We experienced curtailed customer demand, primarily as a result of declining employment levels at our customers in certain sectors, such as retail and hospitality, as well as lower customer utilization of professional services, due to the effects of the COVID-19 pandemic. While we experienced adverse impacts on our revenue in 2021 and 2020, we ended 2021 with employment levels at our customers in-line with pre-pandemic levels. Additionally, the federal funds rate cuts by the U.S. Federal Reserve and the overnight rate target by the Bank of Canada in March 2020 had negative effects on our float revenue in 2021 and 2020. The continued, broader implications of the pandemic on our results of operations and overall financial performance will depend on numerous evolving factors. Consequently, the extent of any potential impacts of COVID-19 remain uncertain and cannot be reasonably estimated.

In February 2022, the Russian Federation (“Russia”) and Belarus commenced a military action with the country of Ukraine. We are closely monitoring the unfolding events due to the Russia-Ukraine conflict and its regional and global ramifications. We do not have operations in Russia, Ukraine or Belarus. We are monitoring any broader economic impact from the current crisis, including increased cybersecurity risks. The specific impact on our financial condition, results of operations, and cash flows is not material as of the date of these financial statements. However, to the extent that such military action spreads to other countries, intensifies, or otherwise remains active, such action could adversely affect our business, financial condition, and results of operations.

Recent Events

Acquisitions

On March 1, 2021, we completed the purchase of 100% of the outstanding shares of Ascender HCM Pty Limited (“Ascender”) for $359.6 million. Ascender is a payroll and HR solutions provider in the Asia Pacific Japan region.

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

On December 3, 2021, we completed the acquisition of 100% of the outstanding interests in ATI ROW, LLC and ADAM HCM MEXICO, S. de R.L. de C.V. (collectively, "ADAM HCM") for $34.5 million. ADAM HCM is a payroll and HCM company in Latin America.

1Excluding the 2021 acquisitions of Ascender and ADAM HCM

26 | Q1 2022 Form 10-Q

Financing and Other

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026. In connection with the pricing of the Convertible Senior Notes, we entered into capped call transactions with the option counterparties.

How We Assess Our Performance

In assessing our performance, we consider a variety of annual and quarterly performance indicators in addition to revenue and net income. Set forth below are descriptions of our quarterly key performance measures. Additional information on our annual performance measures are described in Part II, “Item 7. Management's Discussion and Analysis" under the heading "How We Assess Our Performance" contained in our 2021 Form 10-K.

Live Dayforce Customers

We use the number of live Dayforce customers as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We had 5,609 customers live on Dayforce as of March 31, 2022, compared to 5,039 customers live on Dayforce as of March 31, 2021.2

Dayforce Recurring Revenue Per Customer

We use Dayforce recurring revenue per customer as an indicator of the average size of our Dayforce recurring customer. Dayforce recurring revenue per customer was $110,947 for the trailing twelve months ended March 31, 2022, compared to $101,230 for the comparable period in 2021.3

To calculate Dayforce recurring revenue per customer, we start with Dayforce recurring revenue on a constant currency basis by applying the same exchange rate to all comparable periods for the trailing twelve months and exclude float revenue, the impact of lower employment levels due to COVID-19 pandemic in 2021 and 2020, and Ascender and ADAM HCM revenue. This amount is divided by the number of live Dayforce customers at the end of the trailing twelve month period, excluding Ascender and ADAM HCM. We calculate and monitor Dayforce recurring revenue per customer on a quarterly basis. Our Dayforce recurring revenue per customer may fluctuate as a results of a number of factors, including the number of live Dayforce customers and the number of customers purchasing the full HCM suite. We have not reconciled the Dayforce recurring revenue per customer because there is no directly comparable GAAP financial measure.

2 Excluding the 2021 acquisitions of Ascender and ADAM HCM

3 Excluding float revenue, the impact of lower employment levels in 2021 and 2020 due to the COVID-19 pandemic, Ascender and ADAM HCM revenue and on a constant currency basis

27 | Q1 2022 Form 10-Q

Constant Currency Revenue

We present revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Results of Operations” section below for further information on constant currency revenue. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.27, with a daily range of $1.25 to $1.29, for the three months ended March 31, 2022, compared to $1.27, with a daily range of $1.24 to $1.29 for the three months ended March 31, 2021. As of March 31, 2022, the U.S. dollar to Canadian dollar foreign exchange rate was $1.25.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan and are used by management to assess performance and to compare our operating performance to our competitors. We define EBITDA as net income (loss) before interest, taxes, depreciation, and amortization, and Adjusted EBITDA as EBITDA, as adjusted to exclude foreign exchange gain (loss), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, and certain other non-recurring items. Adjusted EBITDA margin is determined by calculating the percentage that Adjusted EBITDA is of total revenue. Management believes that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting management performance trends because EBITDA, Adjusted EBITDA and Adjusted EBITDA margin exclude the results of decisions that are outside the normal course of our business operations. Please refer to the “Results of Operations” section below for a discussion of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin.

28 | Q1 2022 Form 10-Q

Results of Operations

Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021

	Three Months Ended March 31,		Increase/(Decrease)		% of Revenue
	2022	2021	Amount	%	2022	2021
	(Dollars in millions)
Revenue:
Recurring
Cloud	$210.2	$165.6	$44.6	26.9%	71.7%	70.6%
Bureau	37.7	30.4	7.3	24.0%	12.9%	13.0%
Total recurring	247.9	196.0	51.9	26.5%	84.5%	83.6%
Professional services and other	45.4	38.5	6.9	17.9%	15.5%	16.4%
Total revenue	293.3	234.5	58.8	25.1%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	64.6	46.1	18.5	40.1%	22.0%	19.7%
Bureau	17.7	13.6	4.1	30.1%	6.0%	5.8%
Total recurring	82.3	59.7	22.6	37.9%	28.1%	25.5%
Professional services and other	54.5	44.7	9.8	21.9%	18.6%	19.1%
Product development and management	40.4	25.8	14.6	56.6%	13.8%	11.0%
Depreciation and amortization	13.0	11.1	1.9	17.1%	4.4%	4.7%
Total cost of revenue	190.2	141.3	48.9	34.6%	64.8%	60.3%
Gross profit	103.1	93.2	9.9	10.6%	35.2%	39.7%
Selling, general, and administrative	122.0	95.6	26.4	27.6%	41.6%	40.8%
Operating loss	(18.9)	(2.4)	(16.5)	(687.5)%	(6.4)%	(1.0)%
Interest expense, net	5.8	5.6	0.2	3.6%	2.0%	2.4%
Other (income) expense, net	(0.3)	4.6	(4.9)	(106.5)%	(0.1)%	2.0%
Loss before income taxes	(24.4)	(12.6)	(11.8)	(93.7)%	(8.3)%	(5.4)%
Income tax expense	3.0	6.6	(3.6)	(54.5)%	1.0%	2.8%
Net loss	$(27.4)	$(19.2)	$(8.2)	(42.7)%	(9.3)%	(8.2)%
Net profit margin (a)	(9.3)%	(8.2)%	(1.1)%	(13.4)%
Adjusted EBITDA (b)	$57.4	$44.5	$12.9	29.0%	19.6%	19.0%
Adjusted EBITDA margin (b)	19.6%	19.0%	0.6%	3.2%

(a)
Net profit margin is determined by calculating the percentage that net income (loss) is of total revenue.
(b)
Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

29 | Q1 2022 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended March 31,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2022	2021	2022 vs. 2021		2022 vs. 2021
	(Dollars in millions)
Revenue:
Dayforce recurring, excluding float	$180.3	$137.6	31.0%	0.4%	30.6%
Dayforce float	8.3	7.7	7.8%	(—)%	7.8%
Total Dayforce recurring	188.6	145.3	29.8%	0.4%	29.4%
Powerpay recurring, excluding float	19.4	18.4	5.4%	(0.6)%	6.0%
Powerpay float	2.2	1.9	15.8%	(—)%	15.8%
Total Powerpay recurring	21.6	20.3	6.4%	(0.5)%	6.9%
Total Cloud recurring	210.2	165.6	26.9%	0.3%	26.6%
Dayforce professional services and other	41.6	36.8	13.0%	(0.6)%	13.6%
Powerpay professional services and other	0.2	0.3	(33.3)%	(—)%	(33.3)%
Total Cloud professional services and other	41.8	37.1	12.7%	(0.5)%	13.2%
Total Cloud revenue	252.0	202.7	24.3%	0.1%	24.2%
Bureau recurring, excluding float	36.8	29.3	25.6%	(1.0)%	26.6%
Bureau float	0.9	1.1	(18.2)%	(—)%	(18.2)%
Total Bureau recurring	37.7	30.4	24.0%	(1.0)%	25.0%
Bureau professional services and other	3.6	1.4	157.1%	(—)%	157.1%
Total Bureau revenue	41.3	31.8	29.9%	(0.9)%	30.8%
Total revenue	$293.3	$234.5	25.1%	(—)%	25.1%

Dayforce	$230.2	$182.1	26.4%	0.2%	26.2%
Powerpay	21.8	20.6	5.8%	(0.5)%	6.3%
Total Cloud revenue	$252.0	$202.7	24.3%	0.1%	24.2%

Dayforce, excluding float	$221.9	$174.4	27.2%	0.2%	27.0%
Powerpay, excluding float	19.6	18.7	4.8%	(0.5)%	5.3%
Cloud float	10.5	9.6	9.4%	(—)%	9.4%
Total Cloud revenue	$252.0	$202.7	24.3%	0.1%	24.2%

Cloud recurring, excluding float	$199.7	$156.0	28.0%	0.3%	27.7%
Bureau recurring, excluding float	36.8	29.3	25.6%	(1.0)%	26.6%
Total recurring, excluding float	236.5	185.3	27.6%	0.1%	27.5%
Total revenue, excluding float	$281.9	$223.8	26.0%	(—)%	26.0%

(a)
We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period.

Total revenue increased $58.8 million, or 25.1%, to $293.3 million for the three months ended March 31, 2022, compared to $234.5 million for the three months ended March 31, 2021. This increase was primarily attributable to an increase in Cloud revenue of $49.3 million, or 24.3%, from $202.7 million for the three months ended March 31, 2021, to $252.0 million for the three months ended March 31, 2022. The Cloud revenue increase was driven by an increase of $44.6 million, or 26.9%, in Cloud recurring revenue and an increase of $4.7 million, or 12.7%, in Cloud professional services and other revenue. Cloud revenue growth was driven by both an increase in customers live on the Dayforce platform and an increase in recurring revenue per customer, as well as the addition of the Cloud revenue generated from acquired businesses during 2021. Bureau revenue increased $9.5 million for the three months ended March 31, 2022, primarily driven by the addition of the Bureau revenue generated from acquired businesses during 2021.

30 | Q1 2022 Form 10-Q

Excluding float revenue and on a constant currency basis, total revenue grew 26.0%, reflecting a 24.9% increase in Cloud revenue and a 32.6% increase in Bureau revenue. Excluding float revenue and on a constant currency basis, Cloud revenue growth reflected a 27.7% increase in Cloud recurring revenue and a 13.2% increase in Cloud professional services and other revenue.

Dayforce revenue increased 26.4%, and Powerpay revenue increased 5.8% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Excluding float revenue and on a constant currency basis, Dayforce revenue increased 27.0%, reflecting a 30.6% increase in Dayforce recurring revenue and a 13.6% increase in Dayforce professional services and other revenue. Excluding float revenue and on a constant currency basis, Powerpay revenue increased 5.3%.

Float revenue included in recurring revenue was $11.4 million and $10.7 million for the three months ended March 31, 2022, and 2021, respectively. Float revenue associated with Cloud revenue was $10.5 million and $9.6 million for the three months ended March 31, 2022, and 2021, respectively. The average float balance for our customer funds for the three months ended March 31, 2022, was $5,088.9 million, compared to $4,331.9 million for the three months ended March 31, 2021, an increase of 17.5%. On a constant currency basis, the average float balance for our customer funds for the three months ended March 31, 2022, increased 20.4% compared to the three months ended March 31, 2021. The average yield was 0.91% during the three months ended March 31, 2022, a decline of 11 basis points compared to the average yield during the three months ended March 31, 2021. For both the three months ended March 31, 2022 and 2021, approximately 30% of our average float balance consisted of customer funds outside of the U.S., primarily our Canadian customer funds.

Cost of revenue. Total cost of revenue for the three months ended March 31, 2022, was $190.2 million, an increase of $48.9 million, or 34.6%, compared to the three months ended March 31, 2021. Recurring cost of revenue for the three months ended March 31, 2022, increased $22.6 million, or 37.9%, compared with the three months ended March 31, 2021, primarily due to the integration of our APJ acquisitions, specifically $11.2 million of costs associated with re-balancing our resources across our global footprint resulting in one-time severance and restructuring costs. Further, the increase in recurring cost of revenue is due to additional costs related to global expansion and costs to support the growing Dayforce customer base. Professional services and other cost of revenue increased $9.8 million, or 21.9%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to costs incurred to take new customers live as well as expansion of our capabilities to serve international customers.

Product development and management expense increased $14.6 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase reflects additional personnel costs, severance, and share-based compensation. For the three months ended March 31, 2022, and 2021, our investment in software development was $37.7 million and $26.2 million, respectively, consisting of $22.6 million and $15.2 million, of research and development expense, which is included within product development and management expense, and $15.1 million and $11.0 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $1.9 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended March 31,
	2022	2021
Total gross margin	35.2%	39.7%
Gross margin by solution:
Cloud recurring	69.3%	72.2%
Bureau recurring	53.1%	55.3%
Professional services and other	(20.0)%	(16.1)%

Total gross margin is defined as total gross profit as a percentage of total revenue, which is inclusive of product development and management costs, as well as depreciation and amortization associated with cost of revenue. Gross margin for each solution in the table above is defined as total revenue less cost of revenue for the applicable solution as a percentage of total revenue for that related solution, which is exclusive of any product development and management or depreciation and amortization cost allocations.

31 | Q1 2022 Form 10-Q

Total gross margin for the three months ended March 31, 2022, declined 450 basis points compared to total gross margin for the three months ended March 31, 2021 due to increased severance related to the re-balancing of our resources across our global footprint and share-based compensation, as well as continued development and expansion of our service offerings. Gross profit increased by $9.9 million, or 10.6% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the $58.8 million or 25.1% increase in revenue which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 69.3% for the three months ended March 31, 2022, compared to 72.2% for the three months ended March 31, 2021. The decrease in cloud recurring gross margin is primarily due to the integration of our APJ acquisitions, specifically a re-balancing of our resources across our global footprint resulting in one-time severance and restructuring costs. Excluding the impact of share-based compensation and related employer taxes, severance expense, and certain other non-recurring items, cloud recurring gross margin increased by 220 basis points, primarily due to an increase in the proportion of Dayforce customers live for more than two years, which increased from 76% as of March 31, 2021, to 80% as of March 31, 2022, and was also attributable to economies of scale in hosting and customer support as we continue to take customers live on Dayforce. Bureau recurring gross margin declined from 55.3% for the three months ended March 31, 2021, to 53.1% for the three months ended March 31, 2022, reflecting a higher proportion of customer support costs to support the end-of-life of our legacy Bureau payroll services, as well as lower margins on acquired Bureau services. Professional services and other gross margin was (20.0)% for the three months ended March 31, 2022, compared to (16.1)% for the three months ended March 31, 2021, reflecting additional costs to take new customers live, expansion of our capabilities to serve international customers, and increased share-based compensation.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $26.4 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, amortization of acquisition-related intangible assets, and certain other non-recurring items, selling, general, and administrative expenses increased by $17.5 million. This adjusted increase reflects an increase of $8.9 million in general and administrative expense and $8.6 million in sales and marketing expense, both of which are primarily driven by employee-related costs. The increase in general and administrative expense is also driven by additional expense recognized in relation to our recent acquisitions. The increase in sales and marketing expense primarily represents investment in our sales force in order to support our growth initiatives. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Interest expense, net. Interest expense, net was relatively consistent at $5.8 million and $5.6 million for the three months ended March 31, 2022, and 2021, respectively.

Other (income) expense, net. For the three months ended March 31, 2022, and 2021, we realized other income, net of $0.3 million and incurred other expense, net of $4.6 million, respectively. Other income, net was comprised of foreign currency translation gain, partially offset by net periodic pension expense for the three months ended March 31, 2022. For the three months ended March 31, 2021, other expense, net was comprised of foreign currency translation loss and net periodic pension expense.

Income tax expense. For the three months ended March 31, 2022, and 2021, we recorded income tax expense of $3.0 million and $6.6 million, respectively. The $3.6 million decrease in income tax expense was primarily due to the $4.7 million tax benefit from current operations, partially offset by $1.0 million of other tax expenses and benefits.

Net loss. We realized net loss of $27.4 million for the three months ended March 31, 2022, compared to $19.2 million for the three months ended March 31, 2021. The increase in net loss is primarily due to higher share-based compensation, investments in product development and selling capabilities, and further integration of the APJ acquisitions, specifically a re-balancing of our resources across our global footprint. For the three months ended March 31, 2022 and 2021, net profit margin was (9.3)% and (8.2)%, respectively.

Adjusted EBITDA. Adjusted EBITDA increased by $12.9 million to $57.4 million, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, and Adjusted EBITDA margin was 19.6% for the three months ended March 31, 2022, compared with Adjusted EBITDA margin of 19.0% for the three months ended March 31, 2021. Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin and additional information on the excluded items.

32 | Q1 2022 Form 10-Q

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our Revolving Credit Facility, and proceeds from debt issuances and equity offerings. As of March 31, 2022, we had cash and equivalents of $354.8 million and our total debt balance was $1,240.5 million.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, product development, and funding Dayforce Wallet on demand pay requests. From time to time, we have made investments in businesses or acquisitions of companies, which are also liquidity needs.

As of March 31, 2022, we held $1.9 million of restricted cash as collateral for bank guarantees. The bank guarantees provide financial assurance that we will fulfill certain lease obligations. The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.

On February 26, 2021, we elected to borrow $295.0 million under the Revolving Credit Facility to fund our acquisition of Ascender on March 1, 2021. We repaid the $295.0 million draw on March 5, 2021 with proceeds from the issuance of our Convertible Senior Notes.

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026. The total net proceeds from the offering, after deducting initial purchase discounts and issuance costs, were $561.8 million. In connection with the Convertible Senior Notes, we entered into capped call transactions which are expected to reduce the potential dilution of our common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Convertible Senior Notes. We used an aggregate amount of $45.0 million of the net proceeds of the Convertible Senior Notes to purchase the Capped Calls. Please refer to Note 7, “Debt,” to our condensed consolidated financial statements for further information on our Convertible Senior Notes, and the related indenture. We used the remainder of the net proceeds from the offering (i) to repay $295.0 million principal amount under the Revolving Credit Facility and pay related accrued interest and (ii) for general corporate purposes.

On December 15, 2021, we completed the second amendment to the Senior Secured Credit Facility, in which the maturity date of the Revolving Credit Facility was extended from April 30, 2023 to January 29, 2025.

We believe that our cash flow from operations, available cash and equivalents, and availability under our Revolving Credit Facility will be sufficient to meet our liquidity needs for the foreseeable future. Dayforce Wallet on demand pay requests are currently funded from our operating cash balances, until it is reimbursed by the customers through their normal payroll funding cycles. We evaluate the creditworthiness of each customer utilizing the Dayforce Wallet feature. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and to fund our capital requirements and Dayforce Wallet on demand pay requests are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.

Our customer funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. Accordingly, we maintain on average approximately 45% to 55% of customer funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, or collateralized short-term investments; and we maintain on average approximately 45% to 55% of customer funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of U.S. Treasury and agency securities, Canada government and provincial securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate, and bank securities. To maintain sufficient liquidity to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing. The customer assets are held in segregated accounts intended for the specific purpose of satisfying client fund obligations and therefore are not freely available for our general business use.

33 | Q1 2022 Form 10-Q

Statements of Cash Flows

Changes in cash flows due to purchases of customer fund marketable securities and proceeds from the sale or maturity of customer fund marketable securities, as well as the carrying value of customer fund accounts as of period end dates can vary significantly due to several factors, including the specific day of the week the period ends, which impacts the timing of funds collected from customers and payments made to satisfy customer obligations to employees, taxing authorities, and others. The customer funds are fully segregated from our operating cash accounts and are evaluated and tracked separately by management. The table below summarizes the activity within the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net cash provided by (used in) operating activities	$5.5	$(4.5)
Net cash used in investing activities	(184.7)	(404.7)
Net cash provided by financing activities	3,883.7	1,040.0
Effect of exchange rate changes on cash, restricted cash, and equivalents	1.7	3.4
Net increase in cash, restricted cash, and equivalents	3,706.2	634.2
Cash, restricted cash, and equivalents at beginning of period	1,952.9	2,228.5
Cash, restricted cash, and equivalents at end of period	5,659.1	2,862.7

Cash and equivalents	354.8	339.6
Restricted cash and equivalents	5,304.3	2,523.1
Total cash, restricted cash, and equivalents	$5,659.1	$2,862.7

Operating Activities

Net cash provided by operating activities was $5.5 million during the three months ended March 31, 2022, primarily attributable to net loss of $27.4 million offset by the net impact of adjustments for certain non-cash items of $64.8 million, including $35.5 million of non-cash share-based compensation expense, $20.9 million of depreciation and amortization, and deferred income tax expense of $4.5 million. Additionally, there were net working capital reductions of $31.9 million. The net working capital reductions included an increase of $14.1 million in prepaid expenses and other current assets, primarily due to an increase in annual software contracts and contract assets, a decrease of $8.2 million in employee compensation and benefits primarily due to annual incentive payments made in the first quarter of 2022 related to our 2021 incentive plans, and a decrease of $4.6 million in accounts payable and other accrued expenses primarily due to timing of payments. Included within net cash flows provided by operating activities for the three months ended March 31, 2022, was $5.3 million in cash interest payments on our long-term debt and $5.7 million in cash tax payments, net of refunds.

Net cash used in operating activities was $4.5 million during the three months ended March 31, 2021, primarily attributable to net working capital reductions of $28.5 million and net loss of $19.2 million, largely offset by the net impact of adjustments for certain non-cash items of $43.2 million, including $22.8 million of non-cash share-based compensation expense and $15.0 million of depreciation and amortization. The net working capital reductions included a $24.7 million reduction in liabilities for employee compensation and benefits due to payments of accrued commissions and incentive compensation, an $8.1 million increase in accounts receivable due to timing of receipts, a $7.1 million increase in prepaid expenses and other current assets, primarily due to payments for annual maintenance contracts, partially offset by an increase of $8.6 million of accrued taxes primarily due to tax accruals. Included within net cash flows provided by operating activities for the three months ended March 31, 2021, was $4.4 million in cash interest payments on our long-term debt and $0.2 million in cash tax payments, net of refunds.

Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $184.7 million, consisting of purchases of customer funds marketable securities of $276.9 million and capital expenditures of $19.9 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $112.1 million. Our capital expenditures included $17.8 million for software and technology and $2.1 million for property and equipment.

34 | Q1 2022 Form 10-Q

During the three months ended March 31, 2021, net cash used in investing activities was $404.7 million, consisting of acquisition costs, net of cash acquired of $338.3 million, purchases of customer funds marketable securities of $148.5 million, and capital expenditures of $15.3 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $97.4 million. Our capital expenditures included $11.9 million for software and technology and $3.4 million for property and equipment.

Financing Activities

Net cash provided by financing activities was $3,883.7 million during the three months ended March 31, 2022. This cash inflow is primarily attributable to an increase in net customer fund obligations of $3,879.8 million and proceeds from issuance of common stock upon exercise of stock options of $6.0 million, partially offset by payments on our long-term debt obligations of $2.1 million.

Net cash provided by financing activities was $1,040.0 million during the three months ended March 31, 2021. This cash inflow is primarily attributable to proceeds from the issuance of our Convertible Senior Notes of $561.8 million, increase in net customer fund obligations of $513.2 million, proceeds from issuance of common stock upon exercise of stock options of $11.3 million, partially offset by the purchase of the capped calls related to the Convertible Senior Notes of $45.0 million and payments on our long-term debt obligations of $1.3 million.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2022, our remaining performance obligations were approximately $1,130.6 million. Please refer to Note 10, “Revenue,” to our condensed consolidated financial statements for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Critical Accounting Policies and Estimates

During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies and estimates as described in Part II, “Item 7. Management's Discussion and Analysis" under the heading "Critical Accounting Policies and Estimates" contained in our 2021 Form 10-K.

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

35 | Q1 2022 Form 10-Q

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin do not reflect the following:

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

The following table reconciles net loss to EBITDA, Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net loss	$(27.4)	$(19.2)
Interest expense, net	5.8	5.6
Income tax expense	3.0	6.6
Depreciation and amortization	20.9	15.0
EBITDA (a)	2.3	8.0
Foreign exchange (gain) loss	(0.8)	1.9
Share-based compensation (b)	35.5	23.0
Severance charges (c)	17.3	2.1
Restructuring consulting fees (d)	1.9	7.8
Other non-recurring items (e)	1.2	1.7
Adjusted EBITDA	$57.4	$44.5
Net profit margin (f)	(9.3)%	(8.2)%
Adjusted EBITDA margin	19.6%	19.0%

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

36 | Q1 2022 Form 10-Q

(e)
Represents (1) the impact of the fair value adjustment for the DataFuzion contingent consideration in 2022, (2) the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status in 2022 and 2021, and (3) charges of $0.3 million during the three months ended March 31, 2021 related to the abandonment of certain leased facilities
(f)
Net profit margin is determined by calculating the percentage that net (loss) income is of total revenue.

The following tables present a reconciliation of our reported results to our non-GAAP Adjusted EBITDA basis for all periods presented:

	Three Months Ended March 31, 2022
	As reported	Share-based compensation	Severance charges	Other (a)	Adjusted (b)
	(Dollars in millions)
Cost of revenue:
Recurring
Cloud	$64.6	$3.5	$9.6	$—	$51.5
Bureau	17.7	0.4	1.5	—	15.8
Total recurring	82.3	3.9	11.1	—	67.3
Professional services and other	54.5	2.9	0.2	—	51.4
Product development and management	40.4	5.8	3.3	—	31.3
Depreciation and amortization	13.0	—	—	—	13.0
Total cost of revenue	190.2	12.6	14.6	—	163.0
Sales and marketing	58.4	5.2	2.1	—	51.1
General and administrative	63.6	17.7	0.6	10.5	34.8
Operating (loss) profit	(18.9)	35.5	17.3	10.5	44.4
Other (income) expense, net	(0.3)	—	—	(0.4)	0.1
Depreciation and amortization	20.9	—	—	(7.8)	13.1
EBITDA	$2.3	$35.5	$17.3	$2.3	$57.4
Interest expense, net	5.8	—	—	—	5.8
Income tax expense (c)	3.0	—	—	(15.0)	18.0
Depreciation and amortization	20.9	—	—	7.8	13.1
Net (loss) income	$(27.4)	$35.5	$17.3	$(4.9)	$20.5

(a)
Other includes amortization of acquisition-related intangible assets, restructuring consulting fees, foreign exchange gain, the impact of the fair value adjustment for the DataFuzion contingent consideration, and the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status.
(b)
The Adjusted amount is a non-GAAP financial measure.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.

37 | Q1 2022 Form 10-Q

	Three Months Ended March 31, 2021
	As reported	Share-based compensation	Severance charges	Other (a)	Adjusted (b)
	(Dollars in millions)
Cost of revenue:
Recurring
Cloud	$46.1	$1.9	$—	$—	$44.2
Bureau	13.6	0.4	0.7	—	12.5
Total recurring	59.7	2.3	0.7	—	56.7
Professional services and other	44.7	1.9	—	—	42.8
Product development and management	25.8	3.1	0.2	—	22.5
Depreciation and amortization	11.1	—	—	—	11.1
Total cost of revenue	141.3	7.3	0.9	—	133.1
Sales and marketing	46.1	2.8	0.8	—	42.5
General and administrative	49.5	12.9	0.4	10.3	25.9
Operating (loss) profit	(2.4)	23.0	2.1	10.3	33.0
Other expense, net	4.6	—	—	3.3	1.3
Depreciation and amortization	15.0	—	—	(2.2)	12.8
EBITDA	$8.0	$23.0	$2.1	$11.4	$44.5
Interest expense, net	5.6	—	—	—	5.6
Income tax expense (c)	6.6	—	—	(3.8)	10.4
Depreciation and amortization	15.0	—	—	2.2	12.8
Net (loss) income	$(19.2)	$23.0	$2.1	$9.8	$15.7

(a)
Other includes amortization of acquisition-related intangible assets, foreign exchange loss, restructuring consulting fees, the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, and charges related to the abandonment of certain leased facilities.
(b)
The Adjusted amount is a non-GAAP financial measure.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.

38 | Q1 2022 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to foreign currency exchange rates, interest rates, and pension obligations. We seek to minimize or to manage these market risks through normal operating and financing activities. These market risks may be amplified by events and factors surrounding global events. We do not trade or use instruments with the objective of earning financial gains on the market fluctuations, nor do we use instruments where there are not underlying exposures.

Foreign Currency Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar. Our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows create a natural hedge against our foreign currency denominated expenses. Accordingly, our results of operations and cash flows were not materially affected by fluctuation in foreign currency exchange rates, and we believe that a hypothetical 10% change in foreign currency exchange rates or inability to access foreign funds would not materially affect our ability to meet our operational needs or result in a material foreign currency loss in the future. Due to the relative size of our international operations to date, we have not instituted an active hedging program. We expect our international operations to continue to grow in the near term, and we are monitoring the foreign currency exposure to determine if we should begin a hedging program.

Interest Rate Risk. In certain jurisdictions, we collect funds for payment of payroll and taxes; temporarily hold such funds in segregated accounts until payment is due; remit the funds to the customers’ employees and appropriate taxing authority; file federal, state and local tax returns; and handle related regulatory correspondence and amendments. We invest the customer funds in high- quality bank deposits, money market mutual funds, commercial paper or collateralized short-term investments. We may also invest these funds in government securities, as well as highly rated asset-backed, mortgage-backed, corporate, and bank securities.

We have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations, either reducing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities, would reduce our average customer fund balances and float revenue. Based on current market conditions, portfolio composition and investment practices, a 100 basis point increase in market investment rates would result in approximately $24 million increase in float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with changes in float revenue.

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

A 100 basis point increase in the LIBOR rates would result in approximately $6 million increase in our interest expense, net over the ensuring twelve-month period. Please refer to Note 9, "Debt" for additional information.

We pay floating rates of interest on our Term Debt and Revolving Credit Facility. The interest paid on these borrowings will fluctuate up or down in relation to changes in market interest rates.

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by the company or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future

39 | Q1 2022 Form 10-Q

periods, contributions, and benefit experience. The effective discount rate used in accounting for pension and other benefit obligations in 2021 ranged from 2.00% to 2.36%. The expected rate of return on plan assets for qualified pension benefits in 2022 is 3.30%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-Q are effective. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

40 | Q1 2022 Form 10-Q

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

At this early stage of the proceeding, the ultimate disposition is not yet determinable, but we believe that the likelihood of a material loss arising out of this claim is remote.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

41 | Q1 2022 Form 10-Q

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

10.1*

Amended and Restated Employment Agreement, effective February 9, 2022, between Leagh E. Turner and Ceridian Canada Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 9, 2022).

10.2***	Third Amendment to Employment Agreement, effective February 23, 2022, between Christopher R. Armstrong and Ceridian HCM, Inc.

10.3***	First Amendment to Employment Agreement, effective February 23, 2022, between Stephen Holdridge and Ceridian HCM, Inc.

10.4***	Sales Incentive Plan for Rakesh Subramanian, effective February 23, 2022 (redacted).

10.5***

Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (amended and restated as of April 1, 2022) (refiled herewith to correct a scrivener's error in the effective date in the version filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2022).

10.6*	Ceridian HCM Holding Inc. 2022 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 24, 2022).

10.7*

Form of Performance Stock Unit Award Agreement (for awards made after January 1, 2022) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on February 24, 2022).

10.8*

Form of Performance Stock Unit Award Agreement (for Canadian executive awards made after January 1, 2022) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 24, 2022).

10.9*

Form of Restricted Stock Unit Award Agreement (for awards made after January 1, 2022) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on February 24, 2022).

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

42 | Q1 2022 Form 10-Q

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

** Filed herewith.

*** Management compensatory plan or arrangement and filed herewith.

43 | Q1 2022 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: May 4, 2022	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Leagh E. Turner
Name: Leagh E. Turner
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Noémie C. Heuland
		Name:	Noémie C. Heuland
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

44 | Q1 2022 Form 10-Q