Form 10-Q
period 2022-09-30
Ceridian HCM Holding Inc.
filed 2022-11-02
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 153,594,867 shares of common stock, $0.01 par value per share, as of October 27, 2022.

Ceridian HCM Holding Inc.

2 | Q3 2022 Form 10-Q

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

Please refer to Part II, Item IA, “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2021 (“2021 Form 10-K”), for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. For the reasons described above, we caution against relying on any forward-looking statements. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

3 | Q3 2022 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
(Dollars in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$408.4	$367.5
Restricted cash	0.8	1.9
Trade and other receivables, net	155.4	146.3
Prepaid expenses and other current assets	107.3	92.6
Total current assets before customer funds	671.9	608.3
Customer funds	4,335.3	3,535.8
Total current assets	5,007.2	4,144.1
Right of use lease asset	27.5	29.4
Property, plant, and equipment, net	144.7	128.2
Goodwill	2,261.8	2,323.6
Other intangible assets, net	298.4	332.5
Other assets	266.8	208.4
Total assets	$8,006.4	$7,166.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.1	$8.3
Current portion of long-term lease liabilities	14.9	11.3
Accounts payable	56.7	51.7
Deferred revenue	42.6	48.7
Employee compensation and benefits	72.6	77.3
Other accrued expenses	24.2	24.7
Total current liabilities before customer funds obligations	219.1	222.0
Customer funds obligations	4,456.6	3,519.9
Total current liabilities	4,675.7	3,741.9
Long-term debt, less current portion	1,214.1	1,124.4
Employee benefit plans	19.3	20.7
Long-term lease liabilities, less current portion	23.0	32.7
Other liabilities	23.1	19.0
Total liabilities	5,955.2	4,938.7
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 153,526,336 and 151,995,031 shares issued and outstanding, respectively	1.5	1.5
Additional paid in capital	2,918.4	2,860.0
Accumulated deficit	(367.4)	(309.2)
Accumulated other comprehensive loss	(501.3)	(324.8)
Total stockholders’ equity	2,051.2	2,227.5
Total liabilities and equity	$8,006.4	$7,166.2

See accompanying notes to condensed consolidated financial statements.

4 | Q3 2022 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, except share and per share data, unaudited)
Revenue:
Recurring	$263.8	$215.0	$762.8	$619.1
Professional services and other	51.8	42.2	147.3	123.0
Total revenue	315.6	257.2	910.1	742.1
Cost of revenue:
Recurring	77.1	66.0	234.4	191.1
Professional services and other	61.0	48.9	172.6	140.9
Product development and management	44.8	36.6	125.0	94.2
Depreciation and amortization	13.7	12.6	40.0	37.5
Total cost of revenue	196.6	164.1	572.0	463.7
Gross profit	119.0	93.1	338.1	278.4
Selling, general, and administrative	122.7	109.1	367.2	316.5
Operating loss	(3.7)	(16.0)	(29.1)	(38.1)
Interest expense, net	7.4	10.0	19.9	25.5
Other expense, net	5.9	3.4	11.4	16.2
Loss before income taxes	(17.0)	(29.4)	(60.4)	(79.8)
Income tax expense (benefit)	4.0	(8.5)	7.8	(13.9)
Net loss	$(21.0)	$(20.9)	$(68.2)	$(65.9)
Net loss per share:
Basic	$(0.14)	$(0.14)	$(0.45)	$(0.44)
Diluted	$(0.14)	$(0.14)	$(0.45)	$(0.44)
Weighted-average shares outstanding:
Basic	153,184,846	150,450,595	152,691,008	149,083,666
Diluted	153,184,846	150,450,595	152,691,008	149,083,666

See accompanying notes to condensed consolidated financial statements.

5 | Q3 2022 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, unaudited)
Net loss	$(21.0)	$(20.9)	$(68.2)	$(65.9)
Items of other comprehensive loss before income taxes:
Change in foreign currency translation adjustment	(48.5)	(19.7)	(80.3)	4.3
Change in unrealized loss from invested customer funds	(33.0)	(8.4)	(139.9)	(30.5)
Change in pension liability adjustment (a)	2.9	3.8	8.9	11.4
Other comprehensive loss before income taxes	(78.6)	(24.3)	(211.3)	(14.8)
Income tax benefit, net	(8.0)	(1.3)	(34.8)	(5.1)
Other comprehensive loss after income taxes	(70.6)	(23.0)	(176.5)	(9.7)
Comprehensive loss	$(91.6)	$(43.9)	$(244.7)	$(75.6)

(a)
The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other expense, net was $2.9 million and $3.8 million during the three months ended September 30, 2022, and 2021, respectively, and $8.7 million and $11.3 million during the nine months ended September 30, 2022, and 2021, respectively.

See accompanying notes to condensed consolidated financial statements.

6 | Q3 2022 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
	(Dollars in millions, except share data, unaudited)
Balance as of December 31, 2021	151,995,031	$1.5	$2,860.0	$(309.2)	$(324.8)	$2,227.5
Cumulative-effect adjustments related to the adoption of ASU 2020-06	—	—	(77.7)	10.0	—	(67.7)
Net loss	—	—	—	(27.4)	—	(27.4)
Issuance of common stock under share-based compensation plans	535,418	—	6.0	—	—	6.0
Share-based compensation	—	—	35.5	—	—	35.5
Foreign currency translation	—	—	—	—	15.6	15.6
Change in unrealized gain, net of tax of ($18.4)	—	—	—	—	(51.0)	(51.0)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.3	2.3
Balance as of March 31, 2022	152,530,449	$1.5	$2,823.8	$(326.6)	$(357.9)	$2,140.8
Net loss	—	—	—	(19.8)	—	(19.8)
Issuance of common stock under share-based compensation plans	503,145	—	7.3	—	—	7.3
Share-based compensation	—	—	38.8	—	—	38.8
Foreign currency translation	—	—	—	—	(47.4)	(47.4)
Change in unrealized gain, net of tax of ($10.0)	—	—	—	—	(27.5)	(27.5)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.1	2.1
Balance as of June 30, 2022	153,033,594	$1.5	$2,869.9	$(346.4)	$(430.7)	$2,094.3
Net loss	—	—	—	(21.0)	—	(21.0)
Issuance of common stock under share-based compensation plans	492,742	—	9.3	—	—	9.3
Share-based compensation	—	—	39.2	—	—	39.2
Foreign currency translation	—	—	—	—	(48.5)	(48.5)
Change in unrealized loss, net of tax of ($8.8)	—	—	—	—	(24.2)	(24.2)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.1	2.1
Balance as of September 30, 2022	153,526,336	$1.5	$2,918.4	$(367.4)	$(501.3)	$2,051.2

7 | Q3 2022 Form 10-Q

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
	(Dollars in millions, except share data, unaudited)
Balance as of December 31, 2020	148,571,412	$1.5	$2,606.5	$(233.8)	$(276.0)	$2,098.2
Net loss	—	—	—	(19.2)	—	(19.2)
Issuance of common stock under share-based compensation plans	341,975	—	11.3	—	—	11.3
Share-based compensation	—	—	22.8	—	—	22.8
Equity component of convertible senior notes	—	—	77.7	—	—	77.7
Purchase of capped calls related to convertible senior notes	—	—	(33.0)	—	—	(33.0)
Foreign currency translation	—	—	—	—	11.0	11.0
Change in unrealized gain, net of tax of $(4.4)	—	—	—	—	(12.3)	(12.3)
Change in pension liability adjustment, net of tax of $1.0	—	—	—	—	2.8	2.8
Balance as of March 31, 2021	148,913,387	$1.5	$2,685.3	$(253.0)	$(274.5)	$2,159.3
Net loss	—	—	—	(25.8)	—	(25.8)
Issuance of common stock under share-based compensation plans	838,862	—	23.1	—	—	23.1
Share-based compensation	—	—	31.4	—	—	31.4
Foreign currency translation	—	—	—	—	13.0	13.0
Change in unrealized gain, net of tax of ($1.4)	—	—	—	—	(4.0)	(4.0)
Change in pension liability adjustment, net of tax of $1.0	—	—	—	—	2.8	2.8
Balance as of June 30, 2021	149,752,249	$1.5	$2,739.8	$(278.8)	$(262.7)	$2,199.8
Net loss	—	—	—	(20.9)	—	(20.9)
Issuance of common stock under share-based compensation plans	1,412,928	—	36.5	—	—	36.5
Share-based compensation	—	—	29.4	—	—	29.4
Foreign currency translation	—	—	—	—	(19.7)	(19.7)
Change in unrealized loss, net of tax of ($2.3)	—	—	—	—	(6.1)	(6.1)
Change in pension liability adjustment, net of tax of $1.0	—	—	—	—	2.8	2.8
Balance as of September 30, 2021	151,165,177	$1.5	$2,805.7	$(299.7)	$(285.7)	$2,221.8

See accompanying notes to condensed consolidated financial statements.

8 | Q3 2022 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions, unaudited)
Net loss	$(68.2)	$(65.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense (benefit)	5.1	(45.0)
Depreciation and amortization	64.4	59.3
Amortization of debt issuance costs and debt discount	3.0	11.5
Provision for doubtful accounts	2.2	1.5
Net periodic pension and postretirement cost	3.6	6.6
Share-based compensation	113.5	83.6
Change in fair value of contingent consideration	3.2	—
Other	—	0.6
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Trade and other receivables	(16.2)	(5.3)
Prepaid expenses and other current assets	(14.0)	(13.9)
Accounts payable and other accrued expenses	4.5	1.9
Deferred revenue	(3.5)	5.2
Employee compensation and benefits	(2.8)	(5.1)
Accrued interest	(0.3)	0.3
Accrued taxes	(0.1)	20.9
Other assets and liabilities	(3.6)	(7.3)
Net cash provided by operating activities	90.8	48.9
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	(534.3)	(500.5)
Proceeds from sale and maturity of customer funds marketable securities	304.2	409.2
Expenditures for property, plant, and equipment	(10.4)	(7.3)
Expenditures for software and technology	(54.5)	(38.4)
Acquisition costs, net of cash and restricted cash acquired	—	(373.5)
Net cash used in investing activities	(295.0)	(510.5)
Cash Flows from Financing Activities
Increase in customer funds obligations, net	1,010.4	1,631.0
Proceeds from issuance of common stock under share-based compensation plans	22.6	70.9
Repayment of long-term debt obligations	(6.3)	(4.3)
Proceeds from revolving credit facility	—	295.0
Repayment of revolving credit facility	—	(295.0)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	561.8
Purchases of capped calls related to convertible senior notes	—	(45.0)
Net cash provided by financing activities	1,026.7	2,214.4
Effect of exchange rate changes on cash, restricted cash, and equivalents	(8.1)	(0.5)
Net increase in cash, restricted cash, and equivalents	814.4	1,752.3
Cash, restricted cash, and equivalents at beginning of period	1,952.8	2,228.5
Cash, restricted cash, and equivalents at end of period	$2,767.2	$3,980.8
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$408.4	$378.8
Restricted cash	0.8	1.9
Restricted cash and equivalents included in customer funds	2,358.0	3,600.1
Total cash, restricted cash, and equivalents	$2,767.2	$3,980.8
See accompanying notes to condensed consolidated financial statements.

9 | Q3 2022 Form 10-Q

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

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, included within Other assets on our condensed consolidated balance sheets were $141.0 million and $144.5 million as of September 30, 2022, and December 31, 2021, respectively. Amortization expense for the deferred costs was $13.1 million and $11.7 million for the three months ended September 30, 2022, and 2021, respectively, and $38.5 million and $34.0 million for the nine months ended September 30, 2022, and 2021, respectively.

10 | Q3 2022 Form 10-Q

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

The purchase accounting was considered complete as of June 30, 2022. Intangible assets recorded for this acquisition consist of $7.5 million of customer relationships, $2.9 million of developed technology, and $0.4 million of trade name. Of the goodwill associated with this acquisition, $24.0 million is deductible for income tax purposes.

11 | Q3 2022 Form 10-Q

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

(Dollars in millions)
Cash and equivalents	$0.2
Trade receivables, prepaid expenses, and other current assets	0.9
Goodwill	24.0
Other intangible assets	10.8
Other assets	0.2
Accounts payable and other current liabilities	(1.6)
Total purchase price	$34.5

4. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	September 30, 2022
	Level 1	Level 2		Level 3		Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$1,977.3	(a)	$—		$1,977.3
Total assets measured at fair value	$—	$1,977.3		$—		$1,977.3

Liabilities
DataFuzion contingent consideration	$—	$—		$9.2	(b)	$9.2
Total liabilities measured at fair value	$—	$—		$9.2		$9.2

	December 31, 2021
	Level 1	Level 2		Level 3		Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$1,952.4	(a)	$—		$1,952.4
Total assets measured at fair value	$—	$1,952.4		$—		$1,952.4

Liabilities
DataFuzion contingent consideration	$—	$—		$6.0	(b)	$6.0
Total liabilities measured at fair value	$—	$—		$6.0		$6.0

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

During the three and nine months ended September 30, 2022, we recognized expense of $1.2 million and $3.2 million, respectively, within selling, general, and administrative expense in our condensed consolidated statements of operations due to the remeasurement of the DataFuzion contingent consideration.

12 | Q3 2022 Form 10-Q

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2022, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. During the year ended December 31, 2021, assets and liabilities acquired as part of business combinations and recognized as part of our convertible debt issuance have been recorded at fair value on a nonrecurring basis.

5. Customer Funds

In certain jurisdictions, we collect funds for payment of payroll and taxes; temporarily hold such funds until payment is due; remit the funds to the customers’ employees and appropriate taxing authorities; file federal, state, and local tax returns; and handle related regulatory correspondence and amendments. The customer assets are held in segregated accounts intended for the specific purpose of satisfying customer funding obligations and therefore are not freely available for our general business use. In the U.S. and Canada, these customer funds are held in trusts.

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $21.3 million and $9.9 million for the three months ended September 30, 2022, and 2021, respectively, and $47.4 million and $31.0 million for the nine months ended September 30, 2022, and 2021. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of September 30, 2022, and December 31, 2021, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	September 30, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$2,346.0	$—	$—	2,346.0
Available for sale investments:
U.S. government and agency securities	701.4	—	(55.2)	646.2
Canadian and provincial government securities	428.3	0.1	(17.5)	410.9
Corporate debt securities	653.6	0.4	(38.1)	615.9
Asset-backed securities	169.2	—	(5.9)	163.3
Mortgage-backed securities	15.1	—	(0.8)	14.3
Other short-term investments	58.4	—	—	58.4
Other securities	74.4	—	(6.1)	68.3
Total available for sale investments	2,100.4	0.5	(123.6)	1,977.3
Invested customer funds	4,446.4	$0.5	$(123.6)	4,323.3
Receivables	10.2			12.0
Total customer funds	$4,456.6			$4,335.3

13 | Q3 2022 Form 10-Q

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$1,562.4	$—	$—	$1,562.4
Available for sale investments:
U.S. government and agency securities	697.8	9.5	(5.8)	701.5
Canadian and provincial government securities	399.9	5.3	(1.3)	403.9
Corporate debt securities	551.4	8.3	(3.1)	556.6
Asset-backed securities	174.2	1.5	(0.3)	175.4
Mortgage-backed securities	2.7	—	—	2.7
Other short-term investments	41.4	—	—	41.4
Other securities	71.7	—	(0.8)	70.9
Total available for sale investments	1,939.1	24.6	(11.3)	1,952.4
Invested customer funds	3,501.5	$24.6	$(11.3)	3,514.8
Receivables	18.4			21.0
Total customer funds	$3,519.9			$3,535.8

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2022
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
U.S. government and agency securities	$(27.1)	$413.3	$(28.1)	$230.0	$(55.2)	$643.3
Canadian and provincial government securities	(11.9)	344.8	(5.6)	58.4	(17.5)	403.2
Corporate debt securities	(24.1)	488.0	(14.0)	116.1	(38.1)	604.1
Asset-backed securities	(4.5)	136.0	(1.4)	25.8	(5.9)	161.8
Mortgage-backed securities	(0.8)	14.3	—	—	(0.8)	14.3
Other securities	(2.3)	31.6	(3.8)	36.6	(6.1)	68.2
Total available for sale investments	$(70.7)	$1,428.0	$(52.9)	$466.9	$(123.6)	$1,894.9

Management does not believe that any individual unrealized loss was unrecoverable as of September 30, 2022. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at September 30, 2022, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$2,734.6	$2,731.8
Due in one to three years	649.4	618.8
Due in three to five years	819.6	753.6
Due after five years	242.8	219.1
Invested customer funds	$4,446.4	$4,323.3

14 | Q3 2022 Form 10-Q

6. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows:

(Dollars in millions)
Balance at December 31, 2020	$2,031.8
Acquisitions	308.2
Translation	(16.4)
Balance at December 31, 2021	2,323.6
Acquisition (a)	0.5
Translation	(62.3)
Balance at September 30, 2022	$2,261.8

a)
The purchase accounting was finalized for the ADAM HCM acquisition during the second quarter of 2022. Refer to Note 3, "Business Combinations" to our condensed consolidated financial statements for additional information.

Intangible Assets

Intangible assets consisted of the following:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$295.1	$(224.3)	$70.8	4-12
Trade name	182.9	(4.0)	178.9	3-5 and Indefinite
Technology	223.8	(175.1)	48.7	3-5
Total other intangible assets	$701.8	$(403.4)	$298.4

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$308.4	$(220.4)	$88.0	4-12
Trade name	184.4	(3.2)	181.2	3-5 and Indefinite
Technology	233.9	(170.6)	63.3	3-5
Total other intangible assets	$726.7	$(394.2)	$332.5

As of October 1 each year, we perform an impairment assessment of our indefinite-lived intangible assets, which includes our Ceridian and Dayforce trade names, which have a carrying value of $167.2 million and $4.4 million, respectively as of September 30, 2022. We continue to evaluate the use of our trade names and branding in our sales and marketing efforts. If there is a fundamental shift in the method of our branding in the future, we will assess the impact on the carrying amount of our trade name intangible assets to determine whether an impairment exists. If it is determined that an impairment has occurred, it would be recognized during the period in which the decision was made to make the fundamental shift.

Amortization expense related to definite-lived intangible assets was $7.5 million and $7.3 million for the three months ended September 30, 2022, and 2021, respectively, and $22.9 million and $19.3 million for the nine months ended September 30, 2022, and 2021 respectively.

15 | Q3 2022 Form 10-Q

7. Debt

Overview

Our debt obligations consisted of the following as of the periods presented:

	September 30,	December 31,
	2022	2021
	(Dollars in millions)
Term Debt, interest rate of 5.6% and 2.6%, respectively	$652.8	$657.9
Revolving Credit Facility ($300.0 million available capacity less amounts reserved for letters of credit, which were $2.0 million and $2.1 million, respectively)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Australia Line of Credit (AUD $1.5 million and $2.9 million letter of credit capacity, respectively, which were fully utilized; USD $1.0 million and USD $2.1 million, respectively)	—	—
Financing lease liabilities (Please refer to Note 13)	8.8	9.6
Total debt	1,236.6	1,242.5
Less unamortized discount on Term Debt and Convertible Senior Notes (a)	0.7	95.5
Less unamortized debt issuance costs on Term Debt and Convertible Senior Notes (a)	13.7	14.3
Less current portion of long-term debt	8.1	8.3
Long-term debt, less current portion	$1,214.1	$1,124.4

a)
We adopted ASU 2020-06 as of January 1, 2022. The unamortized discount and debt issuance costs on the Convertible Senior Notes is presented post-adoption of ASU 2020-06 as of September 30, 2022 and is presented pre-adoption of ASU 2020-06 as of December 31, 2021. Refer to the Convertible Senior Notes section below for further discussion of the impacts of the adoption of ASU 2020-06 on our condensed consolidated financial statements.

Accrued interest and fees related to the debt obligations was $0.2 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively, and is included within Other accrued expenses in our condensed consolidated balance sheets.

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

16 | Q3 2022 Form 10-Q

The following table presents details of the Convertible Senior Notes:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price per Share

Convertible Senior Notes	7.5641 shares	$132.20

The Convertible Senior Notes will be convertible at the option of the holders at any time only under certain circumstances as outlined in Note 9, “Debt,” to our audited consolidated financial statements in our 2021 Form 10-K. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of September 30, 2022.

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

Upon the adoption of ASU 2020-06, the Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $564.7 million as of September 30, 2022, with principal of $575.0 million, net of issuance costs of $10.3 million. The Convertible Senior Notes are included within Long-term debt, less current portion in our condensed consolidated balance sheets as of September 30, 2022. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

Interest expense recognized related to the Convertible Senior Notes was as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(Post-adoption of ASU 2020-06)	(Pre-adoption of ASU 2020-06)	(Post-adoption of ASU 2020-06)	(Pre-adoption of ASU 2020-06)
	(Dollars in millions)
Contractual interest expense	$0.4	$0.4	$1.0	$0.9
Amortization of debt discount	—	4.4	—	9.5
Amortization of debt issuance costs	0.6	0.5	2.0	1.1
Total	$1.0	$5.3	$3.0	$11.5

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

17 | Q3 2022 Form 10-Q

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2022	$1.7
2023	6.8
2024	6.8
2025	637.5
2026	575.0
$1,227.8

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at September 30, 2022. The fair value of the Term Debt was based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1,086.1 million and $1,248.9 million as of September 30, 2022, and December 31, 2021, respectively.

8. Employee Benefit Plans

The components of net periodic cost for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Periodic Pension Cost	(Dollars in millions)
Interest cost	$2.2	$1.7	$6.6	$5.1
Actuarial loss amortization	3.4	4.4	10.2	13.0
Less: Expected return on plan assets	(4.0)	(3.3)	(11.9)	(9.9)
Net periodic pension cost	$1.6	$2.8	$4.9	$8.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Periodic Postretirement Benefit	(Dollars in millions)
Interest cost	$0.1	$—	$0.2	$0.1
Actuarial gain amortization	(0.5)	(0.5)	(1.5)	(1.5)
Prior service credit amortization	—	(0.1)	—	(0.2)
Net periodic postretirement benefit gain	$(0.4)	$(0.6)	$(1.3)	$(1.6)

9. Share-Based Compensation

Our share-based compensation consists of stock options, restricted stock units (“RSU”), and performance-based stock units (“PSU”). We also offer an employee stock purchase plan.

18 | Q3 2022 Form 10-Q

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

As of September 30, 2022, there were 914,330 stock options and RSUs outstanding under the 2013 SIP and there were 11,963,525 stock options, RSUs, and PSUs outstanding and 13,789,715 shares available for future grants of equity awards under the 2018 EIP.

Total share-based compensation expense was $39.2 million and $29.4 million for the three months ended September 30, 2022, and 2021, respectively, and $113.5 million and $83.6 million for the nine months ended September 30, 2022, and 2021.

Performance-Based Stock Options

Performance-based stock option activity under the 2013 SIP and the 2018 EIP was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based options outstanding at December 31, 2021	1,777,050	$64.72	8.3	$70.6
Granted	—	—	—	—
Exercised	(12,755)	(13.46)	—	—
Forfeited or expired	(1,857)	(13.46)	—	—
Performance-based options outstanding at September 30, 2022	1,762,438	$65.15	7.6	$0.2
Performance-based options exercisable at September 30, 2022	262,438	$64.50	7.7	$0.2

19 | Q3 2022 Form 10-Q

As of September 30, 2022, there was $4.5 million of share-based compensation expense related to unvested performance-based stock option awards not yet recognized, which is expected to be recognized over a weighted-average period of 0.5 years.

Performance Stock Units

PSU activity under the 2018 EIP was as follows:

Shares
PSUs outstanding at December 31, 2021	318,745
Granted	582,662
Shares issued upon vesting of PSUs	(168,414)
Forfeited or canceled	(22,069)
PSUs outstanding at September 30, 2022	710,924
PSUs releasable at September 30, 2022	—

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

As of September 30, 2022, there was $22.7 million of share-based compensation expense related to unvested PSUs not yet recognized.

Restricted Stock Units

RSU activity under the 2013 SIP and the 2018 EIP was as follows:

Shares
RSUs outstanding at December 31, 2021	1,935,939
Granted	1,507,286
Shares issued upon vesting of RSUs	(456,617)
Forfeited or canceled	(140,140)
RSUs outstanding at September 30, 2022	2,846,468
RSUs releasable at September 30, 2022	660,613

20 | Q3 2022 Form 10-Q

During the nine months ended September 30, 2022, 519,294 RSUs vested. As of September 30, 2022, there were 2,185,855 unvested RSUs outstanding and 660,613 vested RSUs outstanding. As of September 30, 2022, there was $115.6 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted-average period of 1.5 years.

Term-Based Stock Options

Term-based stock option activity under the 2013 SIP and the 2018 EIP was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Term-based options outstanding at December 31, 2021	8,515,869	$48.87	7.3	$473.4
Granted	81,145	56.29	—	—
Exercised	(693,875)	(32.70)	—	—
Forfeited or expired	(345,114)	(58.31)	—	—
Term-based options outstanding at September 30, 2022	7,558,025	$50.00	6.6	$84.4
Term-based options exercisable at September 30, 2022	5,169,434	$43.57	6.3	$78.8

As of September 30, 2022, there was $37.8 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted-average period of 0.8 years.

Global Employee Stock Purchase Plan

We maintain the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (“GESPP”) pursuant to which we have shares reserved for the issuance of common stock to eligible participants through quarterly purchases via payroll deductions. A total of 1,701,453 shares of common stock are available for future issuances under the plan as of September 30, 2022. The purchase price is the lower of 85% of the fair market value of a share of common stock on (i) January 1 or (ii) the purchase date.

Our GESPP activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2022	56,208	$58.11
June 30, 2022	84,541	40.02
September 30, 2022	59,599	47.50

21 | Q3 2022 Form 10-Q

10. Revenue

Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Revenue:
Cloud
Dayforce
Recurring	$207.8	$160.3	$590.7	$456.2
Professional services and other	46.4	38.4	134.2	113.2
Total Dayforce revenue	254.2	198.7	724.9	569.4
Powerpay
Recurring	22.6	20.7	66.5	61.5
Professional services and other	0.1	0.2	0.4	0.8
Total Powerpay revenue	22.7	20.9	66.9	62.3
Total Cloud revenue	276.9	219.6	791.8	631.7
Bureau
Recurring	33.4	34.0	105.6	101.4
Professional services and other	5.3	3.6	12.7	9.0
Total Bureau revenue	38.7	37.6	118.3	110.4
Total revenue	$315.6	$257.2	$910.1	$742.1

Recurring revenue includes float revenue of $21.3 million and $9.9 million for the three months ended September 30, 2022, and 2021, respectively, and $47.4 million and $31.0 million for the nine months ended September 30, 2022, and 2021, respectively.

Contract Balances

A contract asset is generally recorded when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Contract assets were $69.2 million and $62.7 million as of September 30, 2022, and December 31, 2021, respectively. Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Deferred revenue, beginning of period	$48.7	$24.4
New billings	483.2	399.6
Acquired billings	—	17.0
Revenue recognized	(486.5)	(394.0)
Effect of exchange rate	(2.8)	(0.5)
Deferred revenue, end of period	$42.6	$46.5

22 | Q3 2022 Form 10-Q

Transaction Price for Remaining Performance Obligations

As of September 30, 2022, approximately $1,076.3 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.
11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2021	$(177.3)	$2.8	$(150.3)	$(324.8)
Other comprehensive (loss) income before income taxes and reclassifications	(80.3)	(139.9)	0.2	(220.0)
Income tax benefit (expense)	—	37.2	(2.4)	34.8
Reclassifications to earnings	—	—	8.7	8.7
Other comprehensive (loss) income	(80.3)	(102.7)	6.5	(176.5)
Balance as of September 30, 2022	$(257.6)	$(99.9)	$(143.8)	$(501.3)

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of September 30, 2022, we have a valuation allowance of $45.4 million against certain deferred tax assets consisting primarily of $12.6 million attributable to state net operating loss carryovers, and $31.0 million attributable to deferred tax assets recorded as part of a previous acquisition.

We recorded an income tax expense of $7.8 million during the nine months ended September 30, 2022, consisting of tax expense of $9.5 million attributable to share-based compensation, $8.5 million attributable to the U.S Global Intangible Low Tax Income ("GILTI"), and $2.5 million attributable to the U.S. Base Erosion and Anti-Abuse Tax ("BEAT"), partially offset by a $12.7 million tax benefit from current operations.

There were no unrecognized tax benefits as of September 30, 2022, and December 31, 2021. We make adjustments to these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

23 | Q3 2022 Form 10-Q

13. Leases

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	September 30, 2022	December 31, 2021
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$0.1	$0.2
Operating lease assets	Prepaid expenses and other current assets	2.6	3.4
Operating lease assets	Right of use lease asset	27.5	29.4
Financing lease assets	Property, plant, and equipment, net	7.3	8.3
Total lease assets		$37.5	$41.3
LIABILITIES
Current
Financing lease liabilities	Current portion of long-term debt	$1.3	$1.5
Operating lease liabilities	Current portion of long-term lease liabilities	14.9	11.3
Noncurrent
Financing lease liabilities	Long-term debt, less current portion	7.5	8.1
Operating lease liabilities	Long-term lease liabilities, less current portion	23.0	32.7
Total lease liabilities		$46.7	$53.6

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Cost	(Dollars in millions)
Operating lease cost	$2.5	$1.3	$7.4	$3.9
Financing lease cost:
Depreciation of lease assets	0.3	0.3	1.0	1.0
Interest on lease liabilities	0.1	0.1	0.3	0.2
Sublease income	(0.1)	(0.6)	(0.3)	(1.9)
Total lease cost, net	$2.8	$1.1	$8.4	$3.2

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

24 | Q3 2022 Form 10-Q

15. Net Loss per Share

We compute net loss per share of common stock using the treasury stock method. The basic and diluted net loss per share computations were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, except share and per share data)
Numerator:
Net loss	$(21.0)	$(20.9)	$(68.2)	$(65.9)

Denominator:
Weighted-average shares outstanding - basic	153,184,846	150,450,595	152,691,008	149,083,666
Effect of dilutive equity instruments	—	—	—	—
Weighted-average shares outstanding - diluted	153,184,846	150,450,595	152,691,008	149,083,666

Net loss per share - basic	$(0.14)	$(0.14)	$(0.45)	$(0.44)
Net loss per share - diluted	$(0.14)	$(0.14)	$(0.45)	$(0.44)

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	5,356,629	5,709,780	5,633,051	5,594,020
Restricted stock units	1,831,846	564,902	1,359,481	555,521
Performance stock units	1,430,383	912,970	1,370,918	735,166

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of September 30, 2022 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principal amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the three and nine months ended September 30, 2022 was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

25 | Q3 2022 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 (our “2021 Form 10-K”). This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in Part II, Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements. Any reference to a “Note” in this discussion relates to the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report unless otherwise indicated.

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

Dayforce Wallet is a digital wallet for customers' employees on the Dayforce platform, which was launched in the U.S. in 2020 and Canada in 2021. The Dayforce Wallet gives our customers’ employees greater control over their financial well-being by providing them with instant access to their earnings. This on-demand pay feature allows employees more choice over when they get paid by making any day payday. Dayforce Wallet enables workers to access their already-earned wages anytime during the pay period, net of taxes, withholdings and other payroll deductions. Leveraging Dayforce’s continuous pay calculations, Dayforce Wallet processes a same-day payroll each time a worker requests their pay. The solution is compliant with federal, state, and local remittances and requires no changes to payroll processing including the funding, timing, and close-out of pay. The on-demand wages are loaded onto a paycard, which customers’ employees can use anywhere credit or debit cards are accepted, generating interchange fee revenue. The Dayforce Wallet mobile app makes it easy for customers' employees to check their pay deposits, account balance, and transaction history. As of September 30, 2022, we had more than 1,340 customers signed onto Dayforce Wallet with over 750 customers live on the product. As of September 30, 2022, the average registration rate was 45% of all eligible employees.

26 | Q3 2022 Form 10-Q

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

Global Events

In March 2020, the World Health Organization declared the outbreak of coronavirus (COVID-19) to be a pandemic. The global spread of the COVID-19 pandemic created significant global volatility, uncertainty, and economic disruption. We experienced curtailed customer demand, primarily as a result of declining employment levels at our customers in certain sectors, such as retail and hospitality, as well as lower customer utilization of professional services, due to the effects of the COVID-19 pandemic. While we experienced adverse impacts on our revenue in 2021 and 2020, we ended 2021 with employment levels at our customers in-line with pre-pandemic levels. Additionally, the federal funds rate cuts by the U.S. Federal Reserve and the overnight rate target by the Bank of Canada in March 2020 had negative effects on our float revenue in 2021 and 2020. Conversely, the federal funds rate hikes by the U.S. Federal Reserve and the overnight rate target by the Bank of Canada in 2022 has had positive effects on our float revenue in 2022. The continued, broader implications of the pandemic on our results of operations and overall financial performance will depend on numerous evolving factors. Consequently, the extent of any potential future impacts of COVID-19 remain uncertain and cannot be reasonably estimated.

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

27 | Q3 2022 Form 10-Q

Financing and Other

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026. In connection with the pricing of the Convertible Senior Notes, we entered into capped call transactions with the option counterparties.

How We Assess Our Performance

In assessing our performance, we consider a variety of annual and quarterly performance indicators in addition to revenue and net income. Set forth below are descriptions of our quarterly key performance measures. Additional information on our annual performance measures is described in Part II, “Item 7. Management's Discussion and Analysis" under the heading "How We Assess Our Performance" contained in our 2021 Form 10-K. Please refer to the "Non-GAAP Measures" and “Results of Operations” sections below for further description and definitions of certain performance indicators which are considered non-GAAP measures.

Live Dayforce Customers

We use the number of live Dayforce customers as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services.

Dayforce Recurring Revenue Per Customer

We use Dayforce recurring revenue per customer, a non-GAAP financial measure, as an indicator of the average size of our Dayforce recurring customer, which we believe is also useful to management and investors. We calculate and monitor Dayforce recurring revenue per customer on a quarterly basis. Our Dayforce recurring revenue per customer may fluctuate as a result of a number of factors, including the number of live Dayforce customers and the number of customers purchasing the full HCM suite.

Constant Currency Revenue

We present revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.30, with a daily range of $1.28 to $1.38, for the three months ended September 30, 2022, compared to $1.26, with a daily range of $1.23 to $1.29 for the three months ended September 30, 2021. As of September 30, 2022, the U.S. dollar to Canadian dollar foreign exchange rate was $1.37.

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

28 | Q3 2022 Form 10-Q

Results of Operations

Three Months Ended September 30, 2022 Compared With Three Months Ended September 30, 2021

	Three Months Ended September 30,		Increase/(Decrease)		% of Revenue
	2022	2021	Amount	%	2022	2021
	(Dollars in millions)
Revenue:
Recurring
Cloud	$230.4	$181.0	$49.4	27.3%	73.0%	70.4%
Bureau	33.4	34.0	(0.6)	(1.8)%	10.6%	13.2%
Total recurring	263.8	215.0	48.8	22.7%	83.6%	83.6%
Professional services and other	51.8	42.2	9.6	22.7%	16.4%	16.4%
Total revenue	315.6	257.2	58.4	22.7%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	64.3	49.4	14.9	30.2%	20.4%	19.2%
Bureau	12.8	16.6	(3.8)	(22.9)%	4.1%	6.5%
Total recurring	77.1	66.0	11.1	16.8%	24.4%	25.7%
Professional services and other	61.0	48.9	12.1	24.7%	19.3%	19.0%
Product development and management	44.8	36.6	8.2	22.4%	14.2%	14.2%
Depreciation and amortization	13.7	12.6	1.1	8.7%	4.3%	4.9%
Total cost of revenue	196.6	164.1	32.5	19.8%	62.3%	63.8%
Gross profit	119.0	93.1	25.9	27.8%	37.7%	36.2%
Selling, general, and administrative	122.7	109.1	13.6	12.5%	38.9%	42.4%
Operating loss	(3.7)	(16.0)	12.3	76.9%	(1.2)%	(6.2)%
Interest expense, net	7.4	10.0	(2.6)	(26.0)%	2.3%	3.9%
Other expense, net	5.9	3.4	2.5	73.5%	1.9%	1.3%
Loss before income taxes	(17.0)	(29.4)	12.4	42.2%	(5.4)%	(11.4)%
Income tax expense (benefit)	4.0	(8.5)	12.5	147.1%	1.3%	(3.3)%
Net loss	$(21.0)	$(20.9)	$(0.1)	(0.5)%	(6.7)%	(8.1)%
Net profit margin (a)	(6.7)%	(8.1)%	1.5%	18.1%
Adjusted EBITDA (b)	$63.5	$39.4	$24.1	61.2%	20.1%	15.3%
Adjusted EBITDA margin (b)	20.1%	15.3%	4.8%	31.3%

(a)
Net profit margin is determined by calculating the percentage that net income (loss) is of total revenue.
(b)
Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

29 | Q3 2022 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended September 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2022	2021	2022 vs. 2021		2022 vs. 2021
	(Dollars in millions)
Revenue:
Dayforce recurring, excluding float	$191.0	$153.0	24.8%	(1.9)%	26.7%
Dayforce float	16.8	7.3	130.1%	(2.8)%	132.9%
Total Dayforce recurring	207.8	160.3	29.6%	(2.0)%	31.6%
Powerpay recurring, excluding float	19.3	18.7	3.2%	(3.8)%	7.0%
Powerpay float	3.3	2.0	65.0%	(5.0)%	70.0%
Total Powerpay recurring	22.6	20.7	9.2%	(3.8)%	13.0%
Total Cloud recurring	230.4	181.0	27.3%	(2.1)%	29.4%
Dayforce professional services and other	46.4	38.4	20.8%	(2.9)%	23.7%
Powerpay professional services and other	0.1	0.2	(50.0)%	(—)%	(50.0)%
Total Cloud professional services and other	46.5	38.6	20.5%	(2.8)%	23.3%
Total Cloud revenue	276.9	219.6	26.1%	(2.3)%	28.4%
Bureau recurring, excluding float	32.2	33.4	(3.6)%	(4.5)%	0.9%
Bureau float	1.2	0.6	100.0%	(—)%	100.0%
Total Bureau recurring	33.4	34.0	(1.8)%	(4.4)%	2.6%
Bureau professional services and other	5.3	3.6	47.2%	(8.4)%	55.6%
Total Bureau revenue	38.7	37.6	2.9%	(4.8)%	7.7%
Total revenue	$315.6	$257.2	22.7%	(2.6)%	25.3%

Dayforce	$254.2	$198.7	27.9%	(2.1)%	30.0%
Powerpay	22.7	20.9	8.6%	(3.8)%	12.4%
Total Cloud revenue	$276.9	$219.6	26.1%	(2.3)%	28.4%

Dayforce, excluding float	$237.4	$191.4	24.0%	(2.1)%	26.1%
Powerpay, excluding float	19.4	18.9	2.6%	(3.7)%	6.3%
Cloud revenue, excluding float	256.8	210.3	22.1%	(2.2)%	24.3%
Cloud float	20.1	9.3	116.1%	(3.3)%	119.4%
Total Cloud revenue	$276.9	$219.6	26.1%	(2.3)%	28.4%

Cloud recurring, excluding float	$210.3	$171.7	22.5%	(2.1)%	24.6%
Bureau recurring, excluding float	32.2	33.4	(3.6)%	(4.5)%	0.9%
Total recurring, excluding float	242.5	205.1	18.2%	(2.5)%	20.7%
Total revenue, excluding float	$294.3	$247.3	19.0%	(2.6)%	21.6%

(a)
We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period.

Total revenue increased $58.4 million, or 22.7%, to $315.6 million for the three months ended September 30, 2022, compared to $257.2 million for the three months ended September 30, 2021. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 11.9% to 5,848 at September 30, 2022 from 5,227 at September 30, 2021.1 Additionally, for the trailing twelve months ended September 30, 2022, Dayforce recurring revenue per customer grew to $118,348 compared to $107,576 for the comparable period in 2021.2

1 Excluding the 2021 acquisitions of Ascender and ADAM HCM

2 Excluding float revenue, the impact of lower employment levels in 2021 and 2020 due to the COVID-19 pandemic, Ascender and ADAM HCM revenue and on a constant currency basis

30 | Q3 2022 Form 10-Q

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we have been expanding within the enterprise segment, as well as more customers purchasing the comprehensive suite of Dayforce functionality. The increase in float revenue is driven by the 12.8% increase in average float balance for our customer funds for the three months ended September 30, 2022, which increased to $3,871.4 million, compared to $3,432.6 million for the three months ended September 30, 2021, in addition to an increase in average yield of 103 basis points compared to the three months ended September 30, 2021.

Cost of revenue. Total cost of revenue for the three months ended September 30, 2022, was $196.6 million, an increase of $32.5 million, or 19.8%, compared to the three months ended September 30, 2021. Recurring cost of revenue for the three months ended September 30, 2022, increased $11.1 million, or 16.8%, compared with the three months ended September 30, 2021, primarily due to the increase in recurring revenue and the integration of our APJ acquisitions. Further, the increase in recurring cost of revenue is primarily due to additional labor-related and hosting costs incurred to support the growing Dayforce customer base globally. Professional services and other cost of revenue increased $12.1 million, or 24.7%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to costs incurred to take new customers live as well as expansion of our capabilities to serve international customers.

Product development and management expense increased $8.2 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase primarily reflects additional personnel costs and share-based compensation expense. For the three months ended September 30, 2022, and 2021, our investment in software development was $42.0 million and $35.1 million, respectively, consisting of $24.3 million and $22.2 million, of research and development expense, and $17.7 million and $12.9 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $1.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended September 30,
	2022	2021
Total gross margin	37.7%	36.2%
Gross margin by solution:
Cloud recurring	72.1%	72.7%
Bureau recurring	61.7%	51.2%
Professional services and other	(17.8)%	(15.9)%

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

Total gross margin for the three months ended September 30, 2022 increased 150 basis points compared to total gross margin for the three months ended September 30, 2021 and gross profit increased by $25.9 million, or 27.8% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the $58.4 million or 22.7% increase in revenue which outpaced the increase in cost of revenue.

31 | Q3 2022 Form 10-Q

Cloud recurring gross margin was 72.1% for the three months ended September 30, 2022, compared to 72.7% for the three months ended September 30, 2021. Excluding the impact of share-based compensation and related employer taxes, and severance expense, cloud recurring gross margin increased by 50 basis points to 74.8%. The increase in cloud recurring gross margin and adjusted cloud recurring gross margin was primarily due to the increase in float revenue. Bureau recurring gross margin increased from 51.2% for the three months ended September 30, 2021, to 61.7% for the three months ended September 30, 2022. Professional services and other gross margin was (17.8)% for the three months ended September 30, 2022, compared to (15.9)% for the three months ended September 30, 2021, reflecting additional costs to take new customers live, expansion of our capabilities to serve international customers, and increased share-based compensation expense.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $13.6 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase reflects an increase of $7.1 million in general and administrative expense and $6.5 million in sales and marketing expense, both of which are primarily driven by employee-related costs. The increase in general and administrative expense is also driven by the remeasurement of the DataFuzion contingent consideration. The increase in sales and marketing expense primarily represents investment in our sales force in order to support our growth initiatives.

Interest expense, net. Interest expense, net was $7.4 million and $10.0 million for the three months ended September 30, 2022, and 2021, respectively. The decrease was primarily due to the adoption of ASU 2020-06 in 2022 which eliminated the non-cash interest expense related to the amortization of the debt discount on our Convertible Senior Notes, partially offset by an increase in interest expense on our Term Debt due to the increase in LIBOR rates.

Other expense, net. For the three months ended September 30, 2022, and 2021, we incurred other expense, net of $5.9 million and $3.4 million, respectively. Other expense, net was comprised of foreign currency translation loss and net periodic pension expense for the three months ended September 30, 2022 and 2021.

Income tax expense (benefit). For the three months ended September 30, 2022, and 2021, we recorded income tax expense of $4.0 million and income tax benefit of $8.5 million, respectively. The $12.5 million increase in income tax expense was primarily due to a $6.9 million increase attributable to share-based compensation and a $2.2 million increase attributable to the U.S. GILTI.

Net loss. We realized net loss of $21.0 million for the three months ended September 30, 2022, compared to $20.9 million for the three months ended September 30, 2021. Net loss remained relatively consistent, with an increase in revenue, including float revenue, as well as the reduction in interest expense and other expense, offset by higher investments in product development and selling capabilities, share-based compensation, and further integration of the APJ acquisitions. For the three months ended September 30, 2022 and 2021, net profit margin was (6.7)% and (8.1)%, respectively.

Adjusted EBITDA. Adjusted EBITDA increased by $24.1 million to $63.5 million, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, and Adjusted EBITDA margin was 20.1% for the three months ended September 30, 2022, compared to 15.3% for the three months ended September 30, 2021. Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin and additional information on the excluded items.

32 | Q3 2022 Form 10-Q

Nine Months Ended September 30, 2022 Compared With Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		Increase/(Decrease)		% of Revenue
	2022	2021	Amount	%	2022	2021
	(Dollars in millions)
Revenue:
Recurring
Cloud	$657.2	$517.7	$139.5	26.9%	72.2%	69.8%
Bureau	105.6	101.4	4.2	4.1%	11.6%	13.7%
Total recurring	762.8	619.1	143.7	23.2%	83.8%	83.4%
Professional services and other	147.3	123.0	24.3	19.8%	16.2%	16.6%
Total revenue	910.1	742.1	168.0	22.6%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	189.1	143.4	45.7	31.9%	20.8%	19.3%
Bureau	45.3	47.7	(2.4)	(5.0)%	5.0%	6.4%
Total recurring	234.4	191.1	43.3	22.7%	25.8%	25.8%
Professional services and other	172.6	140.9	31.7	22.5%	19.0%	19.0%
Product development and management	125.0	94.2	30.8	32.7%	13.7%	12.7%
Depreciation and amortization	40.0	37.5	2.5	6.7%	4.4%	5.1%
Total cost of revenue	572.0	463.7	108.3	23.4%	62.9%	62.5%
Gross profit	338.1	278.4	59.7	21.4%	37.1%	37.5%
Selling, general, and administrative	367.2	316.5	50.7	16.0%	40.3%	42.6%
Operating loss	(29.1)	(38.1)	9.0	23.6%	(3.2)%	(5.1)%
Interest expense, net	19.9	25.5	(5.6)	(22.0)%	2.2%	3.4%
Other expense, net	11.4	16.2	(4.8)	(29.6)%	1.3%	2.2%
Loss before income taxes	(60.4)	(79.8)	19.4	24.3%	(6.6)%	(10.8)%
Income tax expense (benefit)	7.8	(13.9)	21.7	(156.1)%	0.9%	(1.9)%
Net loss	$(68.2)	$(65.9)	$(2.3)	(3.5)%	(7.5)%	(8.9)%
Net profit margin (a)	(7.5)%	(8.9)%	1.4%	15.6%
Adjusted EBITDA (b)	$182.7	$123.8	$58.9	47.6%	20.1%	16.7%
Adjusted EBITDA margin (b)	20.1%	16.7%	3.4%	20.3%

(a)
Net profit margin is determined by calculating the percentage that net income (loss) is of total revenue.
(b)
Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

33 | Q3 2022 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Nine Months Ended September 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on constant currency basis (a)
	2022	2021	2022 vs. 2021		2022 vs. 2021
	(Dollars in millions)
Revenue:
Dayforce recurring, excluding float	$554.5	$433.7	27.9%	(1.0)%	28.9%
Dayforce float	36.2	22.5	60.9%	(1.8)%	62.7%
Total Dayforce recurring	590.7	456.2	29.5%	(1.1)%	30.6%
Powerpay recurring, excluding float	58.3	55.6	4.9%	(2.8)%	7.7%
Powerpay float	8.2	5.9	39.0%	(3.4)%	42.4%
Total Powerpay recurring	66.5	61.5	8.1%	(3.0)%	11.1%
Total Cloud recurring	657.2	517.7	26.9%	(1.4)%	28.3%
Dayforce professional services and other	134.2	113.2	18.6%	(2.1)%	20.7%
Powerpay professional services and other	0.4	0.8	(50.0)%	(—)%	(50.0)%
Total Cloud professional services and other	134.6	114.0	18.1%	(2.1)%	20.2%
Total Cloud revenue	791.8	631.7	25.3%	(1.5)%	26.8%
Bureau recurring, excluding float	102.6	98.8	3.8%	(3.2)%	7.0%
Bureau float	3.0	2.6	15.4%	(—)%	15.4%
Total Bureau recurring	105.6	101.4	4.1%	(3.1)%	7.2%
Bureau professional services and other	12.7	9.0	41.1%	(5.6)%	46.7%
Total Bureau revenue	118.3	110.4	7.2%	(3.2)%	10.4%
Total revenue	$910.1	$742.1	22.6%	(1.8)%	24.4%

Dayforce	$724.9	$569.4	27.3%	(1.3)%	28.6%
Powerpay	66.9	62.3	7.4%	(2.9)%	10.3%
Total Cloud revenue	$791.8	$631.7	25.3%	(1.5)%	26.8%

Dayforce, excluding float	$688.7	$546.9	25.9%	(1.3)%	27.2%
Powerpay, excluding float	58.7	56.4	4.1%	(2.8)%	6.9%
Cloud revenue, excluding float	747.4	603.3	23.9%	(1.4)%	25.3%
Cloud float	44.4	28.4	56.3%	(2.2)%	58.5%
Total Cloud revenue	$791.8	$631.7	25.3%	(1.5)%	26.8%

Cloud recurring, excluding float	$612.8	$489.3	25.2%	(1.3)%	26.5%
Bureau recurring, excluding float	102.6	98.8	3.8%	(3.2)%	7.0%
Total recurring, excluding float	715.4	588.1	21.6%	(1.6)%	23.2%
Total revenue, excluding float	$862.7	$711.1	21.3%	(1.7)%	23.0%

(a)
We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period.

Total revenue increased $168.0 million, or 22.6%, to $910.1 million for the nine months ended September 30, 2022, compared to $742.1 million for the nine months ended September 30, 2021. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, revenue in 2022 from businesses acquired during 2021, and the increase in float revenue. The number of live Dayforce customers increased 11.9% to 5,848 at September 30, 2022 from 5,227 at September 30, 2021.1 Additionally, for the trailing twelve months ended September 30, 2022, Dayforce recurring revenue per customer grew to $118,348 compared to $107,576 for the comparable period in 2021.2

1 Excluding the 2021 acquisitions of Ascender and ADAM HCM

2 Excluding float revenue, the impact of lower employment levels in 2021 and 2020 due to the COVID-19 pandemic, Ascender and ADAM HCM revenue and on a constant currency basis

34 | Q3 2022 Form 10-Q

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we have been expanding within the enterprise segment, as well as more customers purchasing the comprehensive suite of Dayforce functionality. The increase in float revenue is driven by the 14.5% increase in average float balance for our customer funds for the nine months ended September 30, 2022, which increased to $4,399.7 million, compared to $3,841.7 million for the nine months ended September 30, 2021, in addition to an increase in average yield of 35 basis points compared to the nine months ended September 30, 2021.

Cost of revenue. Total cost of revenue for the nine months ended September 30, 2022, was $572.0 million, an increase of $108.3 million, or 23.4%, compared to the nine months ended September 30, 2021. Recurring cost of revenue for the nine months ended September 30, 2022, increased $43.3 million, or 22.7%, compared with the nine months ended September 30, 2021, primarily due to the integration of our APJ acquisitions, specifically $18.6 million of severance and restructuring costs associated with re-balancing our resources across our global footprint. Further, the increase in recurring cost of revenue is due to additional costs related to global expansion and costs to support the growing Dayforce customer base. Professional services and other cost of revenue increased $31.7 million, or 22.5% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to costs incurred to take new customers live as well as expansion of our capabilities to serve international customers.

Product development and management expense increased $30.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase reflects additional personnel costs, including share-based compensation and severance. For the nine months ended September 30, 2022, and 2021, our investment in software development was $118.2 million and $94.4 million, respectively, consisting of $67.7 million and $56.2 million, of research and development expense, and $50.5 million and $38.2 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $2.5 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Nine Months Ended September 30,
	2022	2021

Total gross margin	37.1%	37.5%
Gross margin by solution:
Cloud recurring	71.2%	72.3%
Bureau recurring	57.1%	53.0%
Professional services and other	(17.2)%	(14.6)%

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

Total gross margin for the nine months ended September 30, 2022 declined 40 basis points compared to total gross margin for the nine months ended September 30, 2021 due to increased severance related to the re-balancing of our resources across our global footprint and increased share-based compensation expense, as well as continued development and expansion of our service offerings. Gross profit increased by $59.7 million, or 21.4% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the $168.0 million or 22.6% increase in revenue which outpaced the increase in cost of revenue.

35 | Q3 2022 Form 10-Q

Cloud recurring gross margin was 71.2% for the nine months ended September 30, 2022, compared to 72.3% for the nine months ended September 30, 2021. The decrease in cloud recurring gross margin is primarily due to the integration of our APJ acquisitions, specifically a re-balancing of our resources across our global footprint resulting in severance and restructuring costs. Excluding the impact of share-based compensation and related employer taxes, and severance expense, cloud recurring gross margin increased by 160 basis points to 75.5%, primarily due to the increase in float revenue. Bureau recurring gross margin increased from 53.0% for the nine months ended September 30, 2021, to 57.1% for the nine months ended September 30, 2022. Professional services and other gross margin was (17.2)% for the nine months ended September 30, 2022, compared to (14.6)% for the nine months ended September 30, 2021, reflecting additional costs to take new customers live, expansion of our capabilities to serve international customers, and increased share-based compensation.

Selling, general, and administrative expense. Selling, general, and administrative expense increased $50.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Excluding the impact of share-based compensation and related employer taxes, restructuring consulting fees, severance expense, amortization of acquisition-related intangible assets, and certain other non-recurring items, selling, general, and administrative expenses increased by $35.8 million. This adjusted increase reflects an increase of $18.4 million in sales and marketing expense and $17.4 million in general and administrative expense, both of which are primarily driven by employee-related costs and represents investment in our sales force in order to support our growth initiatives. Please refer to the “Non-GAAP Measures” section for additional information on the excluded items.

Interest expense, net. Interest expense, net was $19.9 million and $25.5 million for the nine months ended September 30, 2022, and 2021, respectively. The decrease was primarily due to the adoption of ASU 2020-06 in 2022 which eliminated the non-cash interest expense related to the amortization of the debt discount on our Convertible Senior Notes, partially offset by an increase in interest expense on our Term Debt due to the increase in LIBOR rates.

Other expense, net. For the nine months ended September 30, 2022, and 2021, we incurred other expense, net of $11.4 million and $16.2 million, respectively, which was comprised of foreign currency translation loss and net periodic pension expense for both periods.

Income tax expense (benefit). For the nine months ended September 30, 2022, and 2021, we recorded income tax expense of $7.8 million and income tax benefit of $13.9 million, respectively. The $21.7 million increase in income tax expense was primarily due to a $10.4 million increase attributable to share-based compensation and a $8.5 million increase attributable to the U.S. GILTI.

Net loss. We realized net loss of $68.2 million for the nine months ended September 30, 2022, compared to $65.9 million for the nine months ended September 30, 2021. Net loss remained relatively consistent, with higher investments in product development and selling capabilities, share-based compensation, and further integration of the APJ acquisitions, specifically a re-balancing of our resources across our global footprint, partially offset by the increase in revenue, including float revenue, as well as the reduction in interest expense and other expense. For the nine months ended September 30, 2022, and 2021, net profit margin was (7.5)% and (8.9)%, respectively.

Adjusted EBITDA. Adjusted EBITDA increased by $58.9 million to $182.7 million, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, and Adjusted EBITDA margin was 20.1% for the nine months ended September 30, 2022, compared to 16.7% for the nine months ended September 30, 2021. Please refer to the “Non-GAAP Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin and additional information on the excluded items.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our Revolving Credit Facility, and proceeds from debt issuances and equity offerings. As of September 30, 2022, we had cash and equivalents of $408.4 million and our total debt balance was $1,236.6 million.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, product development, and funding Dayforce Wallet on demand pay requests on behalf of our customers. From time to time, we have made investments in businesses or acquisitions of companies, which are also liquidity needs.

36 | Q3 2022 Form 10-Q

As of September 30, 2022, we held $0.8 million of restricted cash as collateral for bank guarantees. The bank guarantees provide financial assurance that we will fulfill certain lease obligations. The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.

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

Our customer funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. Accordingly, we maintain on average approximately 45% to 55% of customer funds in liquidity portfolios with maturities ranging from one to 120 days, consisting of high-quality bank deposits, money market mutual funds, commercial paper, or collateralized short-term investments; and we maintain on average approximately 45% to 55% of customer funds in fixed income portfolios with maturities ranging from 120 days to 10 years, consisting of U.S. Treasury and agency securities, Canada government and provincial securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate, and bank securities. To maintain sufficient liquidity to meet payment obligations, we also have financing arrangements and may pledge fixed income securities for short-term financing. The customer assets are held in segregated accounts intended for the specific purpose of satisfying customer funding obligations and therefore are not freely available for our general business use.

37 | Q3 2022 Form 10-Q

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

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$90.8	$48.9
Net cash used in investing activities	(295.0)	(510.5)
Net cash provided by financing activities	1,026.7	2,214.4
Effect of exchange rate changes on cash, restricted cash, and equivalents	(8.1)	(0.5)
Net increase in cash, restricted cash, and equivalents	814.4	1,752.3
Cash, restricted cash, and equivalents at beginning of period	1,952.8	2,228.5
Cash, restricted cash, and equivalents at end of period	2,767.2	3,980.8

Cash and equivalents	408.4	378.8
Restricted cash and equivalents	2,358.8	3,602.0
Total cash, restricted cash, and equivalents	$2,767.2	$3,980.8

Operating Activities

Net cash provided by operating activities was $90.8 million during the nine months ended September 30, 2022 compared to $48.9 million during the nine months ended September 30, 2021. For both periods, cash inflows from operating activities are primarily generated from the subscriptions of our solutions by our human capital management software, typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter. Cash outflows from operating activities for both periods are primarily comprised of personnel-related expenditures that are integral to our business operations. The positive cash inflow in both periods is primarily due to our growing revenue and collections of such revenue, partially offset by our operating costs, mainly, investment in our sales force to support our growth initiatives and our product development and management costs which are not eligible for capitalization.

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $295.0 million, consisting of purchases of customer funds marketable securities of $534.3 million and capital expenditures of $64.9 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $304.2 million. Our capital expenditures included $54.5 million for software and technology and $10.4 million for property and equipment.

During the nine months ended September 30, 2021, net cash used in investing activities was $510.5 million, consisting of purchases of customer funds marketable securities of $500.5 million, acquisition costs, net of cash acquired of $392.4 million and capital expenditures of $45.7 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $409.2 million. Our capital expenditures included $38.4 million for software and technology and $7.3 million for property and equipment.

Financing Activities

Net cash provided by financing activities was $1,026.7 million during the nine months ended September 30, 2022. This cash inflow is primarily attributable to an increase in net customer fund obligations of $1,010.4 million and proceeds from issuance of common stock upon exercise of stock options of $22.6 million, partially offset by payments on our long-term debt obligations of $6.3 million.

38 | Q3 2022 Form 10-Q

Net cash provided by financing activities was $2,214.4 million during the nine months ended September 30, 2021. This cash inflow is primarily attributable to an increase in net customer fund obligations of $1,631.0 million, proceeds from the issuance of our Convertible Senior Notes of $561.8 million and proceeds from issuance of common stock upon exercise of stock options of $70.9 million, partially offset by the purchase of the capped calls related to the Convertible Senior Notes of $45.0 million and payments on our long-term debt obligations of $4.3 million.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2022, our remaining performance obligations were approximately $1,076.3 million. Please refer to Note 10, “Revenue,” to our condensed consolidated financial statements for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies and estimates as described in Part II, “Item 7. Management's Discussion and Analysis" under the heading "Critical Accounting Policies and Estimates" contained in our 2021 Form 10-K.

Non-GAAP Measures

We use certain non-GAAP financial measures in this document including EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted operating profit, Adjusted net income, Adjusted diluted net income per share, revenue on a constant currency basis, Dayforce recurring revenue per customer, and Adjusted Cloud recurring gross margin. We believe that these non-GAAP financial measures are useful to management and investors as supplemental measures to evaluate our overall operating performance including comparison across periods and with competitors. Our management team uses these non-GAAP financial measures to assess operating performance because these measures exclude the results of decisions that are outside the normal course of our business operations, and are used for internal budgeting and forecasting purposes both for short- and long-term operating plans. Additionally, Adjusted EBITDA and Adjusted EBITDA margin are components of our management incentive plan.

We define our non-GAAP financial measures as follows:

•
EBITDA is defined as net income (loss) before interest, taxes, depreciation, and amortization, and Adjusted EBITDA as EBITDA, as adjusted to exclude foreign exchange gains (losses), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, and other non-recurring items.
•
Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of total revenue.
•
Adjusted Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue, as adjusted to exclude share-based compensation and severance charges, as a percentage of total Cloud recurring revenue, which is exclusive of any product development and management or depreciation and amortization cost allocations.
•
Adjusted operating profit is defined as operating profit (loss), as adjusted to exclude foreign exchange gains (losses), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, amortization of acquisition-related intangible assets, and other non-recurring items.
•
Adjusted net income is defined as net income (loss), as adjusted to exclude foreign exchange gains (losses), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, amortization of acquisition-related intangible assets, and other non-recurring items, all of which are adjusted for the effect of income taxes.

39 | Q3 2022 Form 10-Q

•
Adjusted diluted net income per share is calculated by dividing adjusted net income by diluted weighted average common shares outstanding. When adjusted diluted net income per share is positive, diluted weighted average common shares outstanding incorporate the effect of dilutive equity instruments.
•
Revenue on a constant currency basis is calculated by applying the average foreign exchange rate in effect during the comparable prior period.
•
Dayforce recurring revenue per customer is an indicator of the average size of Dayforce recurring revenue customers. To calculate Dayforce recurring revenue per customer, we start with Dayforce recurring revenue on a constant currency basis by applying the same exchange rate to all comparable periods for the trailing twelve months and excludes float revenue, the impact of lower employment levels in 2021 and 2020 due to the COVID-19 pandemic, and Ascender and ADAM HCM revenue. This amount is divided by the number of live Dayforce customers at the end of the trailing twelve month period, excluding Ascender and ADAM HCM. We calculate and monitor Dayforce recurring revenue per customer on a quarterly basis. Our Dayforce recurring revenue per customer may fluctuate as a result of a number of factors, including the number of live Dayforce customers and the number of customers purchasing the full HCM suite. We have not reconciled the Dayforce recurring revenue per customer because there is no directly comparable GAAP financial measure.

Our presentation of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Cloud recurring gross margin, Adjusted operating profit, Adjusted net income, Adjusted diluted net income per share, revenue on a constant currency basis, and Dayforce recurring revenue per customer are intended as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. These non-GAAP financial measures should not be considered as alternatives to net income (loss), earnings (loss) per share, revenue, or any other performance measures derived in accordance with GAAP, or as measures of operating cash flows or liquidity. Our presentation of non-GAAP financial measures should not be construed to imply that our future results will be unaffected by similar items to those eliminated in this presentation.

EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Cloud recurring gross margin, Adjusted operating profit, Adjusted net income, Adjusted diluted net income per share, revenue on a constant currency basis, and Dayforce recurring revenue per customer are not defined under GAAP, are not measures of net income (loss) or any other performance measures derived in accordance with GAAP, and are subject to important limitations. Our use of these terms may not be comparable to similarly titled measures of other companies in our industry and are not measures of performance calculated in accordance with GAAP. These non-GAAP financial measures have important limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. In evaluating non-GAAP financial measures, users should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

40 | Q3 2022 Form 10-Q

The following tables present a reconciliation of our reported results to the non-GAAP financial measures EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted operating profit, Adjusted net loss, and Adjusted Cloud recurring gross margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net loss	$(21.0)	$(20.9)	$(68.2)	$(65.9)
Interest expense, net	7.4	10.0	19.9	25.5
Income tax expense (benefit)	4.0	(8.5)	7.8	(13.9)
Depreciation and amortization	21.9	21.0	64.4	59.3
EBITDA	12.3	1.6	23.9	5.0
Foreign exchange loss	4.5	1.5	7.3	8.5
Share-based compensation (a)	39.4	31.0	113.8	85.9
Severance charges (b)	4.3	2.1	28.6	5.8
Restructuring consulting fees (c)	1.4	1.8	5.1	13.9
Other non-recurring items (d)	1.6	1.4	4.0	4.7
Adjusted EBITDA	$63.5	$39.4	$182.7	$123.8
Net profit margin (e)	(6.7)%	(8.1)%	(7.5)%	(8.9)%
Adjusted EBITDA margin	20.1%	15.3%	20.1%	16.7%

(a)
Represents share-based compensation expense and related employer taxes.
(b)
Represents costs for severance compensation paid to employees whose positions have been eliminated or who have been terminated not for cause. During the three and nine months ended September 30, 2022, Ceridian incurred severance charges in conjunction with the re-balancing of the workforce across its global footprint in the amount of $2.5 million and $18.6 million, respectively, within cost of recurring revenue.
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
(e)
Net profit margin is determined by calculating the percentage that net income (loss) is of total revenue.

41 | Q3 2022 Form 10-Q

	Three Months Ended September 30, 2022
	As reported	Share-based compensation	Severance charges	Other (a)	Adjusted (b)
	(Dollars in millions)
Cost of revenue:
Recurring
Cloud	$64.3	$3.9	$2.3	$—	$58.1
Bureau	12.8	0.3	0.3	—	12.2
Total recurring	77.1	4.2	2.6	—	70.3
Professional services and other	61.0	3.8	—	—	57.2
Product development and management	44.8	6.7	0.3	—	37.8
Depreciation and amortization	13.7	—	—	—	13.7
Total cost of revenue	196.6	14.7	2.9	—	179.0
Sales and marketing	62.6	7.4	0.8	—	54.4
General and administrative	60.1	17.3	0.6	10.1	32.1
Operating (loss) profit	(3.7)	39.4	4.3	10.1	50.1
Other expense, net	5.9	—	—	4.9	1.0
Depreciation and amortization	21.9	—	—	(7.5)	14.4
EBITDA	12.3	39.4	4.3	7.5	63.5
Interest expense, net	7.4	—	—	—	7.4
Income tax expense (c)	4.0	—	—	(6.6)	10.6
Depreciation and amortization	21.9	—	—	7.5	14.4
Net (loss) income	$(21.0)	$39.4	$4.3	$8.4	$31.1
Net (loss) income per share - basic (d)	$(0.14)	$0.26	$0.03	$0.05	$0.20
Net (loss) income per share - diluted (d)	$(0.14)	$0.25	$0.03	$0.05	$0.20

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
(b)
The Adjusted column is a non-GAAP financial measure, adjusted to exclude foreign exchange gains (losses), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, amortization of acquisition-related intangible assets, and other non-recurring items, all of which are adjusted for the effect of income taxes.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
Both GAAP and Adjusted net income (loss) per share are calculated by dividing either GAAP or Adjusted net income by the basic or diluted weighted average common shares outstanding. When adjusted diluted net income per share is positive, diluted weighted average common shares outstanding incorporate the effect of dilutive equity instruments. GAAP basic and diluted net loss per share are calculated based upon 153,184,846 weighted-average shares of common stock and Adjusted basic and diluted net income per share are calculated based upon 153,184,846 and 155,601,415 weighted-average shares of common stock, respectively.

42 | Q3 2022 Form 10-Q

	Three Months Ended September 30, 2021
	As reported	Share-based compensation	Severance charges	Other (a)	Adjusted (b)
	(Dollars in millions)
Cost of revenue:
Recurring
Cloud	$49.4	$3.0	$(0.1)	$—	$46.5
Bureau	16.6	0.5	0.4	—	15.7
Total recurring	66.0	3.5	0.3	—	62.2
Professional services and other	48.9	2.5	—	—	46.4
Product development and management	36.6	5.3	0.3	—	31.0
Depreciation and amortization	12.6	—	—	—	12.6
Total cost of revenue	164.1	11.3	0.6	—	152.2
Sales and marketing	56.1	3.6	0.6	—	51.9
General and administrative	53.0	16.1	0.9	9.1	26.9
Operating (loss) profit	(16.0)	31.0	2.1	9.1	26.2
Other expense, net	3.4	—	—	2.9	0.5
Depreciation and amortization	21.0	—	—	(7.3)	13.7
EBITDA	1.6	31.0	2.1	4.7	39.4
Interest expense, net	10.0	—	—	—	10.0
Income tax benefit (c)	(8.5)	—	—	(8.4)	(0.1)
Depreciation and amortization	21.0	—	—	7.3	13.7
Net (loss) income	$(20.9)	$31.0	$2.1	$3.6	$15.8
Net (loss) income per share - basic (d)	$(0.14)	$0.21	$0.01	$0.02	$0.11
Net (loss) income per share - diluted (d)	$(0.14)	$0.20	$0.01	$0.02	$0.10

(a)
Other operating expenses includes amortization of acquisition-related intangible assets, foreign exchange loss, restructuring consulting fees, and the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status.
(b)
The Adjusted column is a non-GAAP financial measure, adjusted to exclude foreign exchange gains (losses), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, amortization of acquisition-related intangible assets, and other non-recurring items, all of which are adjusted for the effect of income taxes.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
Both GAAP and Adjusted net income (loss) per share are calculated by dividing either GAAP or Adjusted net income by the basic or diluted weighted average common shares outstanding. When adjusted diluted net income per share is positive, diluted weighted average common shares outstanding incorporate the effect of dilutive equity instruments. GAAP basic and diluted net loss per share are calculated based upon 150,450,595 weighted-average shares of common stock, and Adjusted basic and diluted net income per share are calculated based upon 150,450,595 and 156,861,973 weighted-average shares of common stock, respectively.

43 | Q3 2022 Form 10-Q

	Nine Months Ended September 30, 2022
	As reported	Share-based compensation	Severance charges	Other (a)	Adjusted (b)
	(Dollars in millions)
Cost of revenue:
Recurring
Cloud	$189.1	$11.4	$16.9	$—	$160.8
Bureau	45.3	1.0	2.4	—	41.9
Total recurring	234.4	12.4	19.3	—	202.7
Professional services and other	172.6	10.5	0.5	—	161.6
Product development and management	125.0	18.9	4.0	—	102.1
Depreciation and amortization	40.0	—	—	—	40.0
Total cost of revenue	572.0	41.8	23.8	—	506.4
Sales and marketing	183.4	18.9	3.3	—	161.2
General and administrative	183.8	53.1	1.5	31.2	98.0
Operating (loss) profit	(29.1)	113.8	28.6	31.2	144.5
Other expense, net	11.4	—	—	8.1	3.3
Depreciation and amortization	64.4	—	—	(22.9)	41.5
EBITDA	23.9	113.8	28.6	16.4	182.7
Interest expense, net	19.9	—	—	—	19.9
Income tax expense (c)	7.8	—	—	(28.9)	36.7
Depreciation and amortization	64.4	—	—	22.9	41.5
Net (loss) income	$(68.2)	$113.8	$28.6	$10.4	$84.6
Net (loss) income per share - basic (d)	$(0.45)	$0.75	$0.19	$0.07	$0.55
Net (loss) income per share - diluted (d)	$(0.45)	$0.73	$0.18	$0.07	$0.54

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
(b)
The Adjusted column is a non-GAAP financial measure, adjusted to exclude foreign exchange gains (losses), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, amortization of acquisition-related intangible assets, and other non-recurring items, all of which are adjusted for the effect of income taxes.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
Both GAAP and Adjusted net income (loss) per share are calculated by dividing either GAAP or Adjusted net income by the basic or diluted weighted average common shares outstanding. When adjusted diluted net income per share is positive, diluted weighted average common shares outstanding incorporate the effect of dilutive equity instruments. GAAP basic and diluted net loss per share are calculated based upon 152,691,008 weighted-average shares of common stock and Adjusted basic and diluted net income per share are calculated based upon 152,691,008 and 155,506,326 weighted-average shares of common stock, respectively.

44 | Q3 2022 Form 10-Q

	Nine Months Ended September 30, 2021
	As reported	Share-based compensation	Severance charges	Other (a)	Adjusted (b)
	(Dollars in millions)
Cost of revenue:
Recurring
Cloud	$143.4	$8.2	$0.1	$—	$135.1
Bureau	47.7	1.5	1.5	—	44.7
Total recurring	191.1	9.7	1.6	—	179.8
Professional services and other	140.9	7.1	0.1	—	133.7
Product development and management	94.2	13.2	0.5	—	80.5
Depreciation and amortization	37.5	—	—	—	37.5
Total cost of revenue	463.7	30.0	2.2	—	431.5
Sales and marketing	154.5	10.1	1.6	—	142.8
General and administrative	162.0	45.8	2.0	33.6	80.6
Operating (loss) profit	(38.1)	85.9	5.8	33.6	87.2
Other expense, net	16.2	—	—	12.8	3.4
Depreciation and amortization	59.3	—	—	(19.3)	40.0
EBITDA	5.0	85.9	5.8	27.1	123.8
Interest expense, net	25.5	—	—	—	25.5
Income tax (benefit) expense (c)	(13.9)	—	—	(21.8)	7.9
Depreciation and amortization	59.3	—	—	19.3	40.0
Net (loss) income	$(65.9)	$85.9	$5.8	$24.6	$50.4
Net (loss) income per share - basic (d)	$(0.44)	$0.58	$0.04	$0.17	$0.34
Net (loss) income per share - diluted (d)	$(0.44)	$0.58	$0.04	$0.16	$0.32

(a)
Other operating expenses includes amortization of acquisition-related intangible assets, foreign exchange loss, restructuring consulting fees, the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, and charges related to the abandonment of certain leased facilities.
(b)
The Adjusted column is a non-GAAP financial measure, adjusted to exclude foreign exchange gains (losses), share-based compensation expense and related employer taxes, severance charges, restructuring consulting fees, amortization of acquisition-related intangible assets, and other non-recurring items, all of which are adjusted for the effect of income taxes.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
Both GAAP and Adjusted net income (loss) per share are calculated by dividing either GAAP or Adjusted net income by the basic or diluted weighted average common shares outstanding. When adjusted diluted net income per share is positive, diluted weighted average common shares outstanding incorporate the effect of dilutive equity instruments. GAAP basic and diluted net loss per share are calculated based upon 149,083,666 weighted-average shares of common stock, and Adjusted basic and diluted net income per share are calculated based upon 149,083,666 and 155,444,668 weighted-average shares of common stock, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Cloud recurring revenue	$230.4	$181.0	$657.2	$517.7

Cost of revenue - Cloud recurring - as reported	$64.3	$49.4	$189.1	$143.4
Share-based compensation	3.9	3.0	11.4	8.2
Severance charges	2.3	(0.1)	16.9	0.1
Cost of revenue - Cloud recurring - as adjusted (a)	$58.1	$46.5	$160.8	$135.1
Gross margin - Cloud recurring - as reported	72.1%	72.7%	71.2%	72.3%
Gross margin - Cloud recurring - as adjusted (a)	74.8%	74.3%	75.5%	73.9%
(a)
The Adjusted figures are non-GAAP financial measures, adjusted to exclude share-based compensation expense and related employer taxes, and severance charges.

45 | Q3 2022 Form 10-Q

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

Interest Rate Risk. Our operating results and financial condition are subject to fluctuations due to changes in interest rates, primarily in relation to: (1) our customer funds market valuation and float revenue derived therefrom, (2) our debt and the interest paid on such, and (3) our cash and equivalents and the interest income earned on these balances. Collectively, we do not believe that a change in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

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

We pay floating rates of interest on our Term Debt and Revolving Credit Facility. The interest paid on these borrowings will fluctuate up or down in relation to changes in market interest rates. A 100 basis point increase in the LIBOR rates would result in approximately $7 million increase in our interest expense over the ensuring twelve-month period. Please refer to Note 7, "Debt" for additional information.

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

46 | Q3 2022 Form 10-Q

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

47 | Q3 2022 Form 10-Q

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, such as Item 2 on Part I - under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

48 | Q3 2022 Form 10-Q

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

31.1*

Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

49 | Q3 2022 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: November 2, 2022	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Leagh E. Turner
Name: Leagh E. Turner
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Noémie C. Heuland
		Name:	Noémie C. Heuland
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

50 | Q3 2022 Form 10-Q