Form 10-Q
period 2023-03-31
Ceridian HCM Holding Inc.
filed 2023-05-03
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 155,030,843 shares of common stock, $0.01 par value per share, as of April 25, 2023.

Ceridian HCM Holding Inc.

2 | Q1 2023 Form 10-Q

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

Please refer to Part II, Item IA, “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2022 (“2022 Form 10-K”), for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. For the reasons described above, we caution against relying on any forward-looking statements. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

3 | Q1 2023 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
(Dollars in millions, except share data)
ASSETS
Current assets:
Cash and equivalents	$428.6	$431.9
Restricted cash	0.8	0.8
Trade and other receivables, net	204.6	180.1
Prepaid expenses and other current assets	122.3	98.0
Total current assets before customer funds	756.3	710.8
Customer funds	6,285.4	4,183.2
Total current assets	7,041.7	4,894.0
Right of use lease assets, net	20.1	24.3
Property, plant, and equipment, net	185.5	174.9
Goodwill	2,281.1	2,280.0
Other intangible assets, net	274.9	281.6
Other assets	258.2	262.4
Total assets	$10,061.5	$7,917.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$7.7	$7.8
Current portion of long-term lease liabilities	7.7	10.0
Accounts payable	61.1	54.3
Deferred revenue	47.0	41.2
Employee compensation and benefits	58.2	97.4
Other accrued expenses	31.3	24.0
Total current liabilities before customer funds obligations	213.0	234.7
Customer funds obligations	6,378.4	4,298.8
Total current liabilities	6,591.4	4,533.5
Long-term debt, less current portion	1,212.4	1,213.4
Employee benefit plans	15.7	17.7
Long-term lease liabilities, less current portion	22.2	23.7
Other liabilities	25.6	19.5
Total liabilities	7,867.3	5,807.8
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 155,006,926 and 153,856,645 shares issued and outstanding, respectively	1.6	1.5
Additional paid in capital	3,020.4	2,965.5
Accumulated deficit	(362.7)	(372.6)
Accumulated other comprehensive loss	(465.1)	(485.0)
Total stockholders’ equity	2,194.2	2,109.4
Total liabilities and stockholders' equity	$10,061.5	$7,917.2

See accompanying notes to condensed consolidated financial statements.

4 | Q1 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions, except share and per share data)
Revenue:
Recurring	$317.9	$247.9
Professional services and other	52.7	45.4
Total revenue	370.6	293.3
Cost of revenue:
Recurring	80.1	82.3
Professional services and other	63.9	54.5
Product development and management	51.0	40.4
Depreciation and amortization	15.3	13.0
Total cost of revenue	210.3	190.2
Gross profit	160.3	103.1
Selling, general, and administrative	121.9	122.0
Operating profit (loss)	38.4	(18.9)
Interest expense, net	9.2	5.8
Other expense (income), net	0.8	(0.3)
Income (loss) before income taxes	28.4	(24.4)
Income tax expense	18.5	3.0
Net income (loss)	$9.9	$(27.4)
Net income (loss) per share:
Basic	$0.06	$(0.18)
Diluted	$0.06	$(0.18)
Weighted-average shares outstanding:
Basic	154,247,972	152,124,151
Diluted	157,700,701	152,124,151

See accompanying notes to condensed consolidated financial statements.

5 | Q1 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Net income (loss)	$9.9	$(27.4)
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	1.2	15.6
Change in unrealized gain (loss) from invested customer funds	23.9	(69.4)
Change in pension liability adjustment (a)	1.5	3.1
Other comprehensive income (loss) before income taxes	26.6	(50.7)
Income tax expense (benefit), net	6.7	(17.6)
Other comprehensive income (loss) after income taxes	19.9	(33.1)
Comprehensive income (loss)	$29.8	$(60.5)

(a)
The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other expense, net was $1.5 million and $2.9 million during the three months ended March 31, 2023, and 2022, respectively.

See accompanying notes to condensed consolidated financial statements.

6 | Q1 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(Dollars in millions, except share data)
Balance as of December 31, 2022	153,856,645	$1.5	$2,965.5	$(372.6)	$(485.0)	$2,109.4
Net income	—	—	—	9.9	—	9.9
Issuance of common stock under share-based compensation plans	1,150,281	0.1	14.7	—	—	14.8
Share-based compensation	—	—	40.2	—	—	40.2
Foreign currency translation	—	—	—	—	1.2	1.2
Change in unrealized gain, net of tax of ($6.3)	—	—	—	—	17.6	17.6
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of March 31, 2023	155,006,926	$1.6	$3,020.4	$(362.7)	$(465.1)	$2,194.2

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(Dollars in millions, except share data)
Balance as of December 31, 2021	151,995,031	$1.5	$2,860.0	$(309.2)	$(324.8)	$2,227.5
Cumulative-effect adjustments related to the adoption of ASU 2020-06	—	—	(77.7)	10.0	—	(67.7)
Net loss	—	—	—	(27.4)	—	(27.4)
Issuance of common stock under share-based compensation plans	535,418	—	6.0	—	—	6.0
Share-based compensation	—	—	35.5	—	—	35.5
Foreign currency translation	—	—	—	—	15.6	15.6
Change in unrealized loss, net of tax of $(18.4)	—	—	—	—	(51.0)	(51.0)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.3	2.3
Balance as of March 31, 2022	152,530,449	$1.5	$2,823.8	$(326.6)	$(357.9)	$2,140.8

See accompanying notes to condensed consolidated financial statements.

7 | Q1 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Net income (loss)	$9.9	$(27.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	6.1	4.5
Depreciation and amortization	22.1	20.9
Amortization of debt issuance costs and debt discount	1.1	1.0
Provision for doubtful accounts	2.4	0.9
Net periodic pension and postretirement cost	0.4	1.2
Share-based compensation	40.2	35.5
Change in fair value of contingent consideration	3.5	0.8
Other	0.5	—
Changes in operating assets and liabilities:
Trade and other receivables	(26.9)	1.0
Prepaid expenses and other current assets	(20.6)	(14.1)
Accounts payable and other accrued expenses	4.2	(4.6)
Deferred revenue	6.0	(1.1)
Employee compensation and benefits	(40.1)	(8.2)
Accrued interest	(0.5)	(0.4)
Accrued taxes	8.3	(3.3)
Other assets and liabilities	(5.3)	(1.2)
Net cash provided by operating activities	11.3	5.5
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	(72.5)	(276.9)
Proceeds from sale and maturity of customer funds marketable securities	100.5	112.1
Expenditures for property, plant, and equipment	(6.5)	(2.1)
Expenditures for software and technology	(21.9)	(17.8)
Other	(1.0)	—
Net cash used in investing activities	(1.4)	(184.7)
Cash Flows from Financing Activities
Increase in customer funds obligations, net	2,078.1	3,879.8
Proceeds from issuance of common stock under share-based compensation plans	14.8	6.0
Repayment of long-term debt obligations	(2.1)	(2.1)
Net cash provided by financing activities	2,090.8	3,883.7
Effect of exchange rate changes on cash, restricted cash, and equivalents	(7.7)	1.7
Net increase in cash, restricted cash, and equivalents	2,093.0	3,706.2
Cash, restricted cash, and equivalents at beginning of period	2,604.9	1,952.8
Cash, restricted cash, and equivalents at end of period	$4,697.9	$5,659.0
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$428.6	$354.8
Restricted cash	0.8	1.9
Restricted cash and equivalents included in customer funds	4,268.5	5,302.3
Total cash, restricted cash, and equivalents	$4,697.9	$5,659.0

See accompanying notes to condensed consolidated financial statements.

8 | Q1 2023 Form 10-Q

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accounting policies we follow are set forth in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements in our 2022 Form 10-K. The following notes should be read in conjunction with these policies and other disclosures in our 2022 Form 10-K.

In the opinion of management, the unaudited condensed consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to the condensed consolidated financial statements) necessary to present fairly in all material aspects the financial position, results of operations, comprehensive income (loss), and cash flows from all periods presented. Interim results are not necessarily indicative of results for a full year.

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, included within other assets on our condensed consolidated balance sheets were $156.2 million and $151.2 million as of March 31, 2023, and December 31, 2022, respectively. Amortization expense for the deferred costs was $4.7 million and $12.6 million for the three months ended March 31, 2023, and 2022, respectively.

Recently Issued and Adopted Accounting Pronouncements from the Financial Accounting Standards Board

Standard	Issuance Date	Description	Adoption Date	Effect on the Financial Statements
Accounting Standards Update ("ASU") 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	December 2022

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

9 | Q1 2023 Form 10-Q

3. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	March 31, 2023
	Level 1	Level 2		Level 3		Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$2,016.9	(a)	$—		$2,016.9
Total assets measured at fair value	$—	$2,016.9		$—		$2,016.9

Liabilities
DataFuzion contingent consideration	$—	$—		$14.1	(b)	$14.1
Total liabilities measured at fair value	$—	$—		$14.1		$14.1

	December 31, 2022
	Level 1	Level 2		Level 3		Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$2,011.0	(a)	$—		$2,011.0
Total assets measured at fair value	$—	$2,011.0		$—		$2,011.0

Liabilities
DataFuzion contingent consideration	$—	$—		$10.6	(b)	$10.6
Total liabilities measured at fair value	$—	$—		$10.6		$10.6

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

During the three months ended March 31, 2023, and 2022, we recognized expense of $3.5 million and $0.8 million, respectively, within selling, general, and administrative expense in our condensed consolidated statements of operations due to the remeasurement of the DataFuzion contingent consideration.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2023 and year ended December 31, 2022, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

4. Customer Funds

Overview

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

10 | Q1 2023 Form 10-Q

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

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $46.9 million and $11.4 million for the three months ended March 31, 2023, and 2022, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of March 31, 2023, and December 31, 2022, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	March 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$4,245.1	$—	$—	$4,245.1
Available for sale investments:
U.S. government and agency securities	1,157.7	0.7	(56.4)	1,102.0
Canadian and provincial government securities	—	—	—	—
Corporate debt securities	622.9	0.2	(29.1)	594.0
Asset-backed securities	187.0	0.3	(4.9)	182.4
Mortgage-backed securities	23.1	0.1	(0.4)	22.8
Other short-term investments	45.8	—	—	45.8
Other securities	74.8	—	(4.9)	69.9
Total available for sale investments	2,111.3	1.3	(95.7)	2,016.9
Invested customer funds	6,356.4	$1.3	$(95.7)	6,262.0
Receivables	23.7			23.4
Total customer funds	$6,380.1			$6,285.4

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$2,152.4	$—	$—	$2,152.4
Available for sale investments:
U.S. government and agency securities	721.3	—	(53.1)	668.2
Canadian and provincial government securities	438.7	0.1	(17.8)	421.0
Corporate debt securities	653.8	0.5	(35.5)	618.8
Asset-backed securities	169.6	0.1	(6.1)	163.6
Mortgage-backed securities	14.5	—	(0.7)	13.8
Other short-term investments	57.0	—	—	57.0
Other securities	74.4	—	(5.9)	68.6
Total available for sale investments	2,129.3	0.7	(119.1)	2,011.0
Invested customer funds	4,281.7	$0.7	$(119.1)	4,163.4
Receivables	20.0			19.8
Total customer funds	$4,301.7			$4,183.2

11 | Q1 2023 Form 10-Q

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
U.S. government and agency securities	$(4.0)	$266.9	$(52.4)	$707.1	$(56.4)	$974.0
Canadian and provincial government securities	—	—	—	—	—	—
Corporate debt securities	(3.1)	181.8	(26.0)	375.8	(29.1)	557.6
Asset-backed securities	(1.1)	81.9	(3.8)	68.2	(4.9)	150.1
Mortgage-backed securities	(0.4)	17.1	—	1.0	(0.4)	18.1
Other securities	(0.2)	8.3	(4.7)	61.3	(4.9)	69.6
Total available for sale investments	$(8.8)	$556.0	$(86.9)	$1,213.4	$(95.7)	$1,769.4

Management does not believe that any individual unrealized loss was unrecoverable as of March 31, 2023. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at March 31, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$4,604.3	$4,600.6
Due in one to three years	691.0	658.8
Due in three to five years	963.7	906.7
Due after five years	97.4	95.9
Invested customer funds	$6,356.4	$6,262.0

5. Leases

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	March 31, 2023	December 31, 2022
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$0.9	$0.1
Operating lease assets	Prepaid expenses and other current assets	2.6	2.8
Operating lease assets	Right of use lease assets, net	20.1	24.3
Financing lease assets	Property, plant, and equipment, net	6.6	7.0
Total lease assets		$30.2	$34.2
LIABILITIES
Current
Financing lease liabilities	Current portion of long-term debt	$0.9	$1.0
Operating lease liabilities	Current portion of long-term lease liabilities	7.7	10.0
Noncurrent
Financing lease liabilities	Long-term debt, less current portion	7.1	7.4
Operating lease liabilities	Long-term lease liabilities, less current portion	22.2	23.7
Total lease liabilities		$37.9	$42.1

12 | Q1 2023 Form 10-Q

The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Lease Cost	(Dollars in millions)
Operating lease cost	$2.4	$2.5
Financing lease cost:
Depreciation of lease assets	0.4	0.3
Interest on lease liabilities	0.1	0.1
Sublease income	(0.1)	(0.1)
Total lease cost, net	$2.8	$2.8

6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill and changes therein were as follows:

(Dollars in millions)
Balance at December 31, 2022	$2,280.0
Foreign currency translation	1.1
Balance at March 31, 2023	$2,281.1

Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$298.9	$(230.4)	$68.5	4-12
Trade name	183.4	(5.2)	178.2	3-5 and Indefinite
Technology	213.0	(184.8)	28.2	3-5
Total other intangible assets	$695.3	$(420.4)	$274.9

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$299.8	$(228.6)	$71.2	4-12
Trade name	183.4	(4.7)	178.7	3-5 and Indefinite
Technology	213.5	(181.8)	31.7	3-5
Total other intangible assets	$696.7	$(415.1)	$281.6

As of October 1 each year, we perform an impairment assessment of our indefinite-lived intangible assets, which includes our Ceridian and Dayforce trade names, which have a carrying value of $167.2 million and $4.4 million, respectively as of March 31, 2023. We continue to evaluate the use of our trade names and branding in our sales and marketing efforts. If there is a fundamental shift in the method of our branding in the future, we will assess the impact on the carrying amount of our trade name intangible assets to determine whether an impairment exists. If it is determined that an impairment has occurred, it would be recognized during the period in which the decision was made to make the fundamental shift.

Amortization expense related to definite-lived intangible assets was $5.5 million and $7.8 million for the three months ended March 31, 2023, and 2022, respectively.

13 | Q1 2023 Form 10-Q

7. Debt

Overview

Our debt obligations consisted of the following:

	March 31,	December 31,
	2023	2022
	(Dollars in millions)
Term Debt, interest rate of 7.3% and 6.9%, respectively	$649.4	$651.1
Revolving Credit Facility ($300.0 available capacity less $1.4 reserved for letters of credit)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Australia Line of Credit (AUD $1.0 and $1.5 letter of credit capacity, respectively, which were fully utilized; USD $0.7 and USD $1.0, respectively)	—	—
Financing lease liabilities (Please refer to Note 5)	8.0	8.4
Total debt	1,232.4	1,234.5
Less unamortized discount on Term Debt	0.6	0.6
Less unamortized debt issuance costs on Term Debt and Convertible Senior Notes	11.7	12.7
Less current portion of long-term debt	7.7	7.8
Long-term debt, less current portion	$1,212.4	$1,213.4

Accrued interest and fees related to the debt obligations was $0.2 million and $0.7 million as of March 31, 2023 and December 31, 2022, respectively, and is included within other accrued expenses in our condensed consolidated balance sheets.

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

14 | Q1 2023 Form 10-Q

The Convertible Senior Notes will be convertible at the option of the holders at any time only under certain circumstances as outlined in Note 9, “Debt,” to our audited consolidated financial statements in our 2022 Form 10-K. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of March 31, 2023.

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

The Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $566.1 million as of March 31, 2023, with principal of $575.0 million, net of issuance costs of $8.9 million. The Convertible Senior Notes are included within Long-term debt, less current portion in our condensed consolidated balance sheets as of March 31, 2023. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

Interest expense recognized related to the Convertible Senior Notes was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Contractual interest expense	$0.4	$0.3
Amortization of debt issuance costs	0.7	0.7
Total	$1.1	$1.0

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

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2023	$5.1
2024	6.8
2025	637.5
2026	575.0
$1,224.4

15 | Q1 2023 Form 10-Q

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at March 31, 2023. The fair value of the Term Debt was based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1,157.8 million and $1,142.3 million as of March 31, 2023, and December 31, 2022, respectively.

8. Employee Benefit Plans

The components of net periodic cost (gain) for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended March 31,
	2023	2022
Net Periodic Pension Cost	(Dollars in millions)
Interest cost	$4.3	$2.2
Actuarial loss amortization	2.1	3.4
Less: Expected return on plan assets	(5.5)	(3.9)
Net periodic pension cost	$0.9	$1.7

	Three Months Ended March 31,
	2023	2022
Net Periodic Postretirement Benefit	(Dollars in millions)
Interest cost	$0.1	$—
Actuarial gain amortization	(0.6)	(0.5)
Net periodic postretirement benefit gain	$(0.5)	$(0.5)

9. Share-Based Compensation

Our share-based compensation consists of stock options, restricted stock units (“RSU”), and performance stock units (“PSU”). We also offer an employee stock purchase plan.

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

As of March 31, 2023, there were 804,308 stock options and RSUs outstanding under the 2013 SIP and there were 12,727,310 stock options, RSUs, and PSUs outstanding and 11,759,391 shares available for future grants of equity awards under the 2018 EIP.

Total share-based compensation expense was $40.2 million and $35.5 million for the three months ended March 31, 2023, and 2022, respectively.

16 | Q1 2023 Form 10-Q

Performance-Based Stock Options

Performance-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	1,760,438	$66.10	7.4	$0.1
Granted	—	—	—	—
Exercised	(2,857)	(49.72)	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2023	1,757,581	$65.23	7.1	$14.0
Exercisable at March 31, 2023	257,581	$65.06	7.3	$2.1

As of March 31, 2023, there was $0.8 million of share-based compensation expense related to unvested performance-based stock option awards not yet recognized, which is expected to be recognized over a weighted-average period of 0.1 year.

Performance Stock Units

PSU activity was as follows:

Shares
Outstanding at December 31, 2022	706,467
Granted	651,122
Vested and released	(247,603)
Forfeited or canceled	(114,562)
Outstanding at March 31, 2023	995,424
Releasable at March 31, 2023	101,380

On February 28, 2023, we granted PSUs under the 2023 Ceridian HCM Holding, Inc. Management Incentive Plan (the “2023 MIP”) for the incentive period of January 1, 2023 through December 31, 2023, and also as part of long term incentive grants to certain members of management. The vesting conditions for the PSUs are primarily based on key financial metrics and the probability of vesting will continue to be evaluated throughout 2023, and share-based compensation will be recognized in accordance with that probability.

As of March 31, 2023, there was $50.7 million of share-based compensation expense related to unvested PSUs not yet recognized.

Restricted Stock Units

RSU activity was as follows:

Shares
Outstanding at December 31, 2022	2,890,817
Granted	1,506,681
Vested and released	(556,143)
Forfeited or canceled	(59,560)
Outstanding at March 31, 2023	3,781,795
Releasable at March 31, 2023	712,279

As of March 31, 2023, there was $187.8 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted-average period of 1.9 years.

17 | Q1 2023 Form 10-Q

Term-Based Stock Options

Term-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	7,296,086	$50.59	6.4	$117.4
Granted	—	—	—	—
Exercised	(280,971)	(40.29)	—	—
Forfeited or expired	(18,335)	(59.03)	—	—
Outstanding at March 31, 2023	6,996,780	$50.98	6.2	$164.1
Exercisable at March 31, 2023	5,887,425	$46.85	6.0	$158.6

As of March 31, 2023, there was $23.0 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted-average period of 0.5 year.

Global Employee Stock Purchase Plan

We maintain the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (“GESPP”) pursuant to which we have shares reserved for the issuance of common stock to eligible participants through quarterly purchases via payroll deductions. A total of 1,596,174 shares of common stock are available for future issuances under the plan as of March 31, 2023. The purchase price is the lower of 85% of the fair market value of a share of common stock on (i) January 1 or (ii) the purchase date.

Our GESPP activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2023	62,584	$62.24

10. Revenue

Disaggregation of Revenue

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Revenue:
Recurring revenue:
Dayforce recurring	$271.2	$188.6
Powerpay recurring	24.1	21.6
Total Cloud recurring	295.3	210.2
Other recurring	22.6	37.7
Total recurring revenue	317.9	247.9
Professional services and other	52.7	45.4
Total revenue	$370.6	$293.3

Recurring revenue includes float revenue of $46.9 million and $11.4 million for the three months ended March 31, 2023, and 2022, respectively.

18 | Q1 2023 Form 10-Q

Contract Balances

A contract asset is generally recorded when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Contract assets were $73.4 million and $68.5 million as of March 31, 2023, and December 31, 2022, respectively. Contract assets expected to be recognized in revenue within twelve months are included within prepaid expenses and other current assets, with the remaining contract assets included within other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Deferred revenue, beginning of period	$41.2	$48.7
New billings	147.8	125.3
Revenue recognized	(141.7)	(126.6)
Effect of exchange rate	(0.3)	0.7
Deferred revenue, end of period	$47.0	$48.1

Transaction Price for Remaining Performance Obligations

As of March 31, 2023, approximately $1,191.0 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2022	$(234.0)	$(96.4)	$(154.6)	$(485.0)
Other comprehensive income before income taxes and reclassifications	1.2	23.9	—	25.1
Income tax expense	—	(6.3)	(0.4)	(6.7)
Reclassifications to earnings	—	—	1.5	1.5
Other comprehensive income	1.2	17.6	1.1	19.9
Balance as of March 31, 2023	$(232.8)	$(78.8)	$(153.5)	$(465.1)

19 | Q1 2023 Form 10-Q

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of March 31, 2023, we have a valuation allowance of $44.5 million against certain deferred tax assets consisting primarily of $31.0 million for deferred taxes attributable to previous business combinations, and $13.2 attributable to state and foreign net operating loss carryovers.

We recorded income tax expense of $18.5 million during the three months ended March 31, 2023, which included tax expense of $6.0 million attributable to operations, $4.3 million attributable to share-based compensation, $2.7 million attributable to U.S state taxes, and $1.2 million attributable to the U.S. Base Erosion and Anti-Abuse Tax ("BEAT").

There were no unrecognized tax benefits as of March 31, 2023, and December 31, 2022. We make adjustments to these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

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

20 | Q1 2023 Form 10-Q

14. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method. The basic and diluted net income (loss) per share computations were calculated as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions, except share and per share data)
Numerator:
Net income (loss)	$9.9	$(27.4)

Denominator:
Weighted-average shares outstanding - basic	154,247,972	152,124,151
Effect of dilutive equity instruments	3,452,729	—
Weighted-average shares outstanding - diluted	157,700,701	152,124,151

Net income (loss) per share - basic	$0.06	$(0.18)
Net income (loss) per share - diluted	$0.06	$(0.18)

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	2,496,740	5,361,160
Restricted stock units	588,632	535,754
Performance stock units	65,738	590,284

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of March 31, 2023 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principal amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the three months ended March 31, 2023 was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

21 | Q1 2023 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023 (our “2022 Form 10-K”). This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in Part II, Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements. Any reference to a “Note” in this discussion relates to the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report unless otherwise indicated.

Overview

Ceridian is a global human capital management (“HCM”) software company. We categorize our solutions into three categories: Cloud recurring, other recurring (formerly referred to as Bureau), and professional services and other. Cloud recurring revenue is generated from HCM solutions that are primarily delivered via two offerings: Dayforce, our flagship Cloud HCM platform, and Powerpay, a Cloud human resources (“HR”) and payroll solution for the Canadian small business market. Revenue from our Cloud recurring and other recurring solutions includes investment income generated from holding customer funds before funds are remitted to taxing authorities, also referred to as float revenue or float.

Dayforce provides HR, payroll, benefits, workforce management, and talent management functionality. Our platform is used by organizations of all sizes, from small businesses to global organizations, regardless of industry, to optimize management of the entire employee lifecycle, including attracting, engaging, paying, deploying, and developing their people. Dayforce was built as a single application from the ground up that combines a modern, consumer-grade user experience with proprietary application architecture, including a single employee record and a rules engine spanning all areas of HCM. Dayforce provides continuous real-time calculations across all modules to enable, for example, payroll administrators access to data through the entire pay period, and managers access to real-time data to optimize work schedules. Our platform is designed to make work life better for our customers and their employees by improving HCM decision-making processes, streamlining workflows, revealing strategic organizational insights, and simplifying legislative compliance. The platform is designed to ease administrative work for both employees and managers, creating opportunities for companies to increase employee engagement. We sell Dayforce through our direct sales force on a subscription per-employee, per-month ("PEPM") basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter.

Dayforce Wallet is a digital payment solution for customers' employees on the Dayforce platform, and is currently available in the U.S., Canada, and the United Kingdom. Dayforce Wallet gives our customers’ employees greater control over their financial well-being by providing them with instant access to their earnings. This on-demand pay feature allows employees more choice over when they get paid by making any day payday. Dayforce Wallet enables workers to access their already-earned wages anytime during the pay period, net of taxes, withholdings and other payroll deductions. Leveraging Dayforce’s continuous pay calculations, Dayforce Wallet processes a same-day payroll each time a worker requests their pay. The solution is compliant with federal, state, and local remittances and requires no changes to payroll processing including the funding, timing, and close-out of pay. The on-demand wages are loaded onto a paycard, which customers’ employees can use anywhere credit or debit cards are accepted, generating interchange fee revenue. The Dayforce Wallet mobile app makes it easy for customers' employees to check their pay deposits, account balance, and transaction history. As of March 31, 2023, we had more than 1,540 customers signed onto Dayforce Wallet with over 930 customers live on the product. As of March 31, 2023, the average registration rate was above 50% of all eligible employees.

22 | Q1 2023 Form 10-Q

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

Global Events

Beginning in 2022, the U.S. Federal Reserve and the Bank of Canada enacted several increases to the federal funds rate and the overnight rate target, respectively. The rate increases have favorably impacted our float revenue, and conversely, have increased the cost of our term debt borrowing. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the U.S. Federal Reserve, the Bank of Canada, or other government agencies, related to concerns over inflation risk.

Recent Events

The Office of Comptroller of the Currency (the "OCC") authorized the Ceridian National Trust Bank to open on January 3, 2023. Effective on this day, the Ceridian National Trust Bank commenced banking operations, acting as trustee for our U.S. payroll trust. Historically, certain aspects of our U.S. client money movement activity were subject to regulation at both the federal and individual state levels with resulting inherent complexity across multiple jurisdictions. With the establishment of the Ceridian National Trust Bank, regulatory oversight will now be under the OCC, a single federal government agency. Our payroll trust structure will continue to benefit our customers by providing bankruptcy-remoteness protection for client funds pending remittance to employees of our clients, tax authorities, and other payees.

How We Assess Our Performance

In assessing our performance, we consider a variety of annual and quarterly performance indicators in addition to revenue and net income. Set forth below are descriptions of our quarterly key performance measures. Additional information on our annual performance measures is described in Part II, “Item 7. Management's Discussion and Analysis" under the heading "How We Assess Our Performance" contained in our 2022 Form 10-K. Please refer to the "Non-GAAP Financial Measures" and “Results of Operations” sections below for further description and definitions of certain performance indicators which are considered non-GAAP financial measures.

Live Dayforce Customers

We use the number of live Dayforce customers as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services.

Dayforce Recurring Revenue Per Customer

We use Dayforce recurring revenue per customer, a non-GAAP financial measure, as an indicator of the average size of our Dayforce customer, which we believe is also useful to management and investors. We calculate and monitor Dayforce recurring revenue per customer on a quarterly basis. Our Dayforce recurring revenue per customer may fluctuate as a result of a number of factors, including the number of live Dayforce customers and the number of customers purchasing the comprehensive suite of Dayforce functionality.

23 | Q1 2023 Form 10-Q

Constant Currency Revenue

We present revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.35, with a daily range of $1.33 to $1.39, for the three months ended March 31, 2023, compared to $1.27, with a daily range of $1.25 to $1.29 for the three months ended March 31, 2022. As of March 31, 2023, the U.S. dollar to Canadian dollar foreign exchange rate was $1.35.

Adjusted Operating Profit, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Cloud Recurring Gross Margin

We believe that Adjusted operating profit, Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Cloud recurring gross margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA is a component of our management incentive plan and Adjusted Cloud recurring gross margin is a component of certain performance based equity awards for our named executive officers, and these metrics are used by management to assess performance and to compare our operating performance to our competitors. Management believes that Adjusted operating profit, Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Cloud recurring gross margin are helpful in highlighting management performance trends because these metrics exclude the results of decisions that are outside the normal course of our business operations.

24 | Q1 2023 Form 10-Q

Results of Operations

Three Months Ended March 31, 2023 Compared With Three Months Ended March 31, 2022

	Three Months Ended March 31,		Increase/(Decrease)		% of Revenue
	2023	2022	Amount	%	2023	2022
	(Dollars in millions)
Revenue:
Recurring
Cloud	$295.3	$210.2	$85.1	40.5%	79.7%	71.7%
Other	22.6	37.7	(15.1)	(40.1)%	6.1%	12.9%
Total recurring	317.9	247.9	70.0	28.2%	85.8%	84.5%
Professional services and other	52.7	45.4	7.3	16.1%	14.2%	15.5%
Total revenue	370.6	293.3	77.3	26.4%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	66.9	64.6	2.3	3.6%	18.1%	22.0%
Other	13.2	17.7	(4.5)	(25.4)%	3.6%	6.0%
Total recurring	80.1	82.3	(2.2)	(2.7)%	21.6%	28.1%
Professional services and other	63.9	54.5	9.4	17.2%	17.2%	18.6%
Product development and management	51.0	40.4	10.6	26.2%	13.8%	13.8%
Depreciation and amortization	15.3	13.0	2.3	17.7%	4.1%	4.4%
Total cost of revenue	210.3	190.2	20.1	10.6%	56.7%	64.8%
Gross profit	160.3	103.1	57.2	55.5%	43.3%	35.2%
Selling, general, and administrative	121.9	122.0	(0.1)	(0.1)%	32.9%	41.6%
Operating profit (loss)	38.4	(18.9)	57.3	303.2%	10.4%	(6.4)%
Interest expense, net	9.2	5.8	3.4	58.6%	2.5%	2.0%
Other expense (income), net	0.8	(0.3)	1.1	366.7%	0.2%	(0.1)%
Income (loss) before income taxes	28.4	(24.4)	52.8	216.4%	7.7%	(8.3)%
Income tax expense	18.5	3.0	15.5	516.7%	5.0%	1.0%
Net income (loss)	$9.9	$(27.4)	$37.3	136.1%	2.7%	(9.3)%
Net profit margin (a)	2.7%	(9.3)%
Adjusted EBITDA (b)	$105.4	$57.4	$48.0	83.6%	28.4%	19.6%

(a)
Net profit margin is determined by calculating the percentage that net income (loss) is of total revenue.
(b)
Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

25 | Q1 2023 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended March 31,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2023	2022	2023 vs. 2022		2023 vs. 2022
	(Dollars in millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$229.6	$180.3	27.3%	(2.0)%	29.3%
Dayforce float	41.6	8.3	401.2%	(7.5)%	408.7%
Total Dayforce recurring	271.2	188.6	43.8%	(2.2)%	46.0%
Powerpay recurring, excluding float	19.5	19.4	0.5%	(7.0)%	7.5%
Powerpay float	4.6	2.2	109.1%	(13.8)%	122.9%
Total Powerpay recurring	24.1	21.6	11.6%	(7.7)%	19.3%
Total Cloud recurring	295.3	210.2	40.5%	(2.8)%	43.3%
Other recurring (b)	22.6	37.7	(40.1)%	(2.8)%	(37.3)%
Total recurring revenue	317.9	247.9	28.2%	(2.8)%	31.0%
Professional services and other (c)	52.7	45.4	16.1%	(3.5)%	19.6%
Total revenue	$370.6	$293.3	26.4%	(2.9)%	29.3%

(a)
We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of revenue on a constant currency basis.
(b)
Other recurring contains solutions previously described as Bureau. Float attributable to this solution was $0.7 million and $0.9 million for the three months ended March 31, 2023, and 2022, respectively.
(c)
For the three months ended March 31, 2023, Professional services and other consisted of $49.4 million and $3.3 million associated with Dayforce and Other, respectively. For the three months ended March 31, 2022, Professional services and other consisted of $41.6 million, $3.6 million, and $0.2 million associated with Dayforce, Other, and Powerpay, respectively.

Total revenue increased $77.3 million, or 26.4%, to $370.6 million for the three months ended March 31, 2023, compared to $293.3 million for the three months ended March 31, 2022. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 10.2% to 6,179 at March 31, 2023 from 5,609 at March 31, 2022. Additionally, for the trailing twelve months ended March 31, 2023, Dayforce recurring revenue per customer grew to $126,127 compared to $110,947 for the comparable period in 2022.1 Please refer to the “Non-GAAP Financial Measures” section for discussion of Dayforce recurring revenue per customer.

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we have been expanding within the enterprise segment, as well as more customers purchasing the comprehensive suite of Dayforce functionality. Additionally, tax migration from legacy infrastructure to the same platform as Dayforce contributed approximately 600 basis points of growth to Dayforce recurring revenue, excluding float in the first quarter of 2023. The increase in float revenue is driven by an increase in average yield of 270 basis points compared to the three months ended March 31, 2022, in addition to a 3.3% increase in average float balance for our customer funds for the three months ended March 31, 2023, which increased to $5.26 billion, compared to $5.09 billion for the three months ended March 31, 2022.

Cost of revenue. Total cost of revenue for the three months ended March 31, 2023, was $210.3 million, an increase of $20.1 million, or 10.6%, compared to the three months ended March 31, 2022.

1 Excluding float revenue, the impact of lower employment levels in 2021 due to the COVID-19 pandemic, Ascender and ADAM HCM revenue and on a constant currency basis. Please refer to the “Non-GAAP Financial Measures” section for discussion of revenue on a constant currency basis.

26 | Q1 2023 Form 10-Q

Recurring cost of revenue for the three months ended March 31, 2023, decreased $2.2 million, or 2.7%, compared with the three months ended March 31, 2022, primarily due to a $11.2 million reduction in severance and restructuring costs related to the integration of acquisitions and re-balancing of resources across our global footprint during the three months ended March 31, 2022. The reduction in recurring cost of revenue was partially offset by additional labor-related costs incurred to support the growing Dayforce customer base globally.

Professional services and other cost of revenue increased $9.4 million, or 17.2%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to increased costs incurred to take new customers live.

Product development and management expense increased $10.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase primarily reflects additional personnel costs and share-based compensation expense. For the three months ended March 31, 2023, and 2022, our investment in software development was $46.9 million and $37.7 million, respectively, consisting of $28.0 million and $22.6 million, of research and development expense, and $18.9 million and $15.1 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $2.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended March 31,
	2023	2022
Total gross margin	43.3%	35.2%
Gross margin by solution:
Cloud recurring	77.3%	69.3%
Other recurring	41.6%	53.1%
Professional services and other	(21.3)%	(20.0)%

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

Total gross margin for the three months ended March 31, 2023 increased 810 basis points compared to total gross margin for the three months ended March 31, 2022 and gross profit increased by $57.2 million, or 55.5% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the $77.3 million or 26.4% increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 77.3% for the three months ended March 31, 2023, compared to 69.3% for the three months ended March 31, 2022. Excluding the impact of share-based compensation and related employer taxes and certain other items, Adjusted Cloud recurring gross margin increased by 320 basis points to 78.7%. The increase in Cloud recurring gross margin was primarily due to the increase in float revenue and reduction in severance expense associated with the re-balancing of resources across our global footprint in 2022. The increase is also due to the increase in the proportion of Dayforce customers live for more than two years, which increased from 80% as of March 31, 2022 to 82% as of March 31, 2023. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted Cloud recurring gross margin and additional information on the excluded items.

Professional services and other gross margin was (21.3)% for the three months ended March 31, 2023, compared to (20.0)% for the three months ended March 31, 2022, reflecting additional costs to take new customers live and increased share-based compensation expense.

27 | Q1 2023 Form 10-Q

Selling, general, and administrative expense. Selling, general, and administrative expense decreased $0.1 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This reflects a reduction of $4.2 million in sales and marketing expense and an increase of $4.1 million in general and administrative expense. The reduction in sales and marketing expense is primarily driven by a reduction in commission expense due to increasing the expected period of benefit of our deferred sales commissions from five years to ten years, partially offset by an increase in investment in our sales force in order to support our growth initiatives and an increase in employee-related costs. The increase in general and administrative expense is driven by the remeasurement of the DataFuzion contingent consideration and an increase in employee-related costs.

Operating profit (loss). Operating profit for the three months ended March 31, 2023, was $38.4 million, compared to operating loss of $18.9 million for the three months ended March 31, 2022. The $57.3 million change was primarily due to the increase in revenue, including float revenue, gross margin expansion, and reductions in severance and restructuring expenses. Additionally, the increase in operating profit was partially due to a reduction in commission expense associated with increasing our expected period of benefit from five years to ten years. Partially offsetting these factors were higher product development and management costs. Adjusted operating profit increased by $44.1 million to $88.5 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted operating profit and additional information on the excluded items.

Interest expense, net. Interest expense, net was $9.2 million and $5.8 million for the three months ended March 31, 2023, and 2022, respectively. The increase was primarily due to an increase in interest expense on our Term Debt due to the increase in LIBOR rates.

Other expense (income), net. For the three months ended March 31, 2023, and 2022, we incurred other expense, net of $0.8 million and other income, net of $0.3 million, respectively. Other expense (income), net was primarily comprised of foreign currency translation (gains) losses and net periodic pension expense.

Income tax expense. For the three months ended March 31, 2023, and 2022, we recorded income tax expense of $18.5 million and $3.0 million, respectively. The $15.5 million increase in income tax expense was primarily due to a $11.1 million increase attributable to operations, a $2.3 million increase attributable to U.S. state taxes, and a $1.8 million increase attributable to international tax rate differences.

Net income (loss). We realized net income of $9.9 million for the three months ended March 31, 2023, compared to net loss of $27.4 million for the three months ended March 31, 2022. Net income increased due to the increase in revenue, including float revenue, gross margin expansion, and reductions in severance, restructuring and commission expenses, partially offset by higher product development and management costs. For the three months ended March 31, 2023 and 2022, net profit margin was 2.7% and (9.3)%, respectively.

Adjusted EBITDA. Adjusted EBITDA increased by $48.0 million to $105.4 million, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, and Adjusted EBITDA margin was 28.4% for the three months ended March 31, 2023, compared to 19.6% for the three months ended March 31, 2022. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin and additional information on the excluded items.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our Revolving Credit Facility, and proceeds from debt issuances and equity offerings. As of March 31, 2023, we had cash and equivalents of $428.6 million and our total debt was $1,232.4 million.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, product development, and funding Dayforce Wallet on demand pay requests on behalf of our customers. From time to time, we have made investments in businesses or acquisitions of companies, which are also liquidity needs.

28 | Q1 2023 Form 10-Q

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

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$11.3	$5.5
Net cash used in investing activities	(1.4)	(184.7)
Net cash provided by financing activities	2,090.8	3,883.7
Effect of exchange rate changes on cash, restricted cash, and equivalents	(7.7)	1.7
Net increase in cash, restricted cash, and equivalents	2,093.0	3,706.2
Cash, restricted cash, and equivalents at beginning of period	2,604.9	1,952.8
Cash, restricted cash, and equivalents at end of period	4,697.9	5,659.0

Cash and equivalents	428.6	354.8
Restricted cash and equivalents	4,269.3	5,304.2
Total cash, restricted cash, and equivalents	$4,697.9	$5,659.0

Operating Activities

Net cash provided by operating activities was $11.3 million during the three months ended March 31, 2023 compared to $5.5 million during the three months ended March 31, 2022. For both periods, cash inflows from operating activities are primarily generated from the subscriptions of our solutions. Cash outflows from operating activities for both periods are primarily comprised of personnel-related expenditures that are integral to our business operations. The positive cash inflow in both periods is primarily due to our growing revenue, partially offset by our operating costs, mainly, investment in our sales force to support our growth initiatives and those product development and management costs which are not eligible for capitalization.

29 | Q1 2023 Form 10-Q

Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was $1.4 million, consisting of purchases of customer funds marketable securities of $72.5 million and capital expenditures of $28.4 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $100.5 million. Our capital expenditures included $21.9 million for software and technology and $6.5 million for property and equipment.

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

Financing Activities

Net cash provided by financing activities was $2,090.8 million during the three months ended March 31, 2023. This cash inflow is primarily attributable to an increase in net customer fund obligations of $2,078.1 million and proceeds from issuance of common stock under our share-based compensation plans of $14.8 million, partially offset by payments on our long-term debt obligations of $2.1 million.

Net cash provided by financing activities was $3,883.7 million during the three months ended March 31, 2022. This cash inflow is primarily attributable to an increase in net customer fund obligations of $3,879.8 million and proceeds from issuance of common stock under our share-based compensation plans of $6.0 million, partially offset by payments on our long-term debt obligations of $2.1 million.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2023, our remaining performance obligations were approximately $1,191.0 million. Please refer to Note 10, “Revenue,” to our condensed consolidated financial statements for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Critical Accounting Policies and Estimates

During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies and estimates as described in Part II, “Item 7. Management's Discussion and Analysis" under the heading "Critical Accounting Policies and Estimates" contained in our 2022 Form 10-K.

30 | Q1 2023 Form 10-Q

Non-GAAP Financial Measures

We use certain non-GAAP financial measures in this document including:

Non-GAAP Financial Measure	GAAP Financial Measure
EBITDA	Net income (loss)
Adjusted EBITDA	Net income (loss)
Adjusted EBITDA margin	Net profit margin
Adjusted Cloud recurring gross margin	Cloud recurring gross margin
Adjusted operating profit	Operating profit (loss)
Adjusted operating profit margin	Operating profit (loss) margin
Adjusted net income	Net income (loss)
Adjusted net profit margin	Net profit margin
Adjusted diluted net income per share	Diluted net income (loss) per share
Revenue, including total revenue and revenue by solution, on a constant currency basis	Revenue, including total revenue and revenue by solution
Dayforce recurring revenue per customer	No directly comparable GAAP measure

We believe that these non-GAAP financial measures are useful to management and investors as supplemental measures to evaluate our overall operating performance including comparison across periods and with competitors. Our management team uses these non-GAAP financial measures to assess operating performance because these financial measures exclude the results of decisions that are outside the normal course of our business operations, and are used for internal budgeting and forecasting purposes both for short- and long-term operating plans. Additionally, Adjusted EBITDA is a component of our management incentive plan and Adjusted Cloud recurring gross margin is a component of certain performance based equity awards for our named executive officers. These non-GAAP financial measures are not required by, defined under, or presented in accordance with, GAAP, and should not be considered as alternatives to our results as reported under GAAP, have important limitations as analytical tools, and our use of these terms may not be comparable to similarly titled measures of other companies in our industry. Our presentation of non-GAAP financial measures should not be construed to imply that our future results will be unaffected by similar items to those eliminated in this presentation.

We define our non-GAAP financial measures as follows:

•
EBITDA is defined as net income (loss) before interest, taxes, depreciation, and amortization, and Adjusted EBITDA as EBITDA, as adjusted to exclude share-based compensation expense and related employer taxes, and certain other items.
•
Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of total revenue.
•
Adjusted Cloud recurring gross margin is defined as Cloud recurring gross margin, as adjusted to exclude share-based compensation and related employer taxes, and certain other items, as a percentage of total Cloud recurring revenue.
•
Adjusted operating profit is defined as operating profit (loss), as adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items.
•
Adjusted operating profit margin is determined by calculating the percentage Adjusted operating profit is of total revenue.
•
Adjusted net income is defined as net income (loss), as adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items, all of which are adjusted for the effect of income taxes.
•
Adjusted net profit margin is determined by calculating the percentage Adjusted net income is of total revenue.
•
Adjusted diluted net income per share is calculated by dividing adjusted net income by diluted weighted average common shares outstanding. When adjusted diluted net income is positive, diluted weighted average common shares outstanding incorporate the effect of dilutive equity instruments.
•
Revenue, including total revenue and revenue by solution, on a constant currency basis is calculated by applying the average foreign exchange rate in effect during the comparable prior period.

31 | Q1 2023 Form 10-Q

•
Dayforce recurring revenue per customer is an indicator of the average size of Dayforce recurring revenue customers. To calculate Dayforce recurring revenue per customer, we start with Dayforce recurring revenue on a constant currency basis by applying the same exchange rate to all comparable periods for the trailing twelve months and excludes float revenue, the impact of lower employment levels in 2021 due to the COVID-19 pandemic, and Ascender and ADAM HCM revenue. This amount is divided by the number of live Dayforce customers at the end of the trailing twelve month period, excluding Ascender and ADAM HCM. We have not reconciled the Dayforce recurring revenue per customer because there is no directly comparable GAAP financial measure.

The following tables reconcile our reported results to our non-GAAP financial measures:

	Three Months Ended March 31, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of revenue:
Recurring
Cloud	$66.9	77.3%	$4.0	$—	$—	$62.9	78.7%
Other	13.2		0.3	—	—	12.9
Total recurring	80.1		4.3	—	—	75.8
Professional services and other	63.9		4.4	—	—	59.5
Product development and management	51.0		8.1	—	—	42.9
Depreciation and amortization	15.3		—	—	—	15.3
Total cost of revenue	210.3		16.8	—	—	193.5
Sales and marketing	54.2		5.2	—	—	49.0
General and administrative	67.7		18.2	5.5	4.4	39.6
Operating profit	38.4	10.4%	40.2	5.5	4.4	88.5	23.9%
Other expense (income), net	0.8		—	—	1.1	(0.3)
Depreciation and amortization	22.1		—	(5.5)	—	16.6
EBITDA	59.7		40.2	—	5.5	105.4	28.4%
Interest expense, net	9.2		—	—	—	9.2
Income tax expense (c)	18.5		—	—	(11.8)	30.3
Depreciation and amortization	22.1		—	5.5	—	16.6
Net income	$9.9	2.7%	$40.2	$5.5	$(6.3)	$49.3	13.3%
Net income per share - basic (d)	$0.06		$0.26	$0.04	$(0.04)	$0.32
Net income per share - diluted (d)	$0.06		$0.25	$0.03	$(0.04)	$0.31

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income are of total revenue. Please refer to the "Non-GAAP Financial Measures" section for the definitions of Adjusted Cloud recurring gross margin, Adjusted operating profit, Adjusted EBITDA margin, and Adjusted net profit margin.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $3.5 million related to the fair value adjustment for the DataFuzion contingent consideration, $1.1 million of foreign exchange loss, $0.8 million of restructuring consulting fees, and $0.1 million related to the abandonment of certain leased facilities, along with a $11.8 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted basic and diluted net income per share are calculated based upon 154,247,972 and 157,700,701 weighted-average shares of common stock, respectively.

32 | Q1 2023 Form 10-Q

	Three Months Ended March 31, 2022
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of revenue:
Recurring
Cloud	$64.6	69.3%	$3.5	$—	$9.6	$51.5	75.5%
Other	17.7		0.4	—	1.5	15.8
Total recurring	82.3		3.9	—	11.1	67.3
Professional services and other	54.5		2.9	—	0.2	51.4
Product development and management	40.4		5.8	—	3.3	31.3
Depreciation and amortization	13.0		—	—	—	13.0
Total cost of revenue	190.2		12.6	—	14.6	163.0
Sales and marketing	58.4		5.2	—	2.1	51.1
General and administrative	63.6		17.7	7.8	3.3	34.8
Operating (loss) profit	(18.9)	(6.4)%	35.5	7.8	20.0	44.4	15.1%
Other (income) expense, net	(0.3)		—	—	(0.4)	0.1
Depreciation and amortization	20.9		—	(7.8)	—	13.1
EBITDA	2.3		35.5	—	19.6	57.4	19.6%
Interest expense, net	5.8		—	—	—	5.8
Income tax expense (c)	3.0		—	—	(15.0)	18.0
Depreciation and amortization	20.9		—	7.8	—	13.1
Net (loss) income	$(27.4)	(9.3)%	$35.5	$7.8	$4.6	$20.5	7.0%
Net (loss) income per share - basic (d)	$(0.18)		$0.23	$0.05	$0.03	$0.13
Net (loss) income per share - diluted (d)	$(0.18)		$0.23	$0.05	$0.03	$0.13

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income are of total revenue. Please refer to the "Non-GAAP Financial Measures" section for the definitions of Adjusted Cloud recurring gross margin, Adjusted operating profit, Adjusted EBITDA margin, and Adjusted net profit margin.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $17.3 million of severance charges, $1.9 million of restructuring consulting fees, $0.8 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $0.4 million related to the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, and $0.8 million of foreign exchange gain, along with a $15.0 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP basic and diluted net loss per share are calculated based upon 152,124,151 weighted-average shares of common stock, and Adjusted basic and diluted net income per share are calculated based upon 152,124,151 and 155,766,268 weighted-average shares of common stock, respectively.

33 | Q1 2023 Form 10-Q

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

We pay floating rates of interest on our Term Debt and Revolving Credit Facility. The interest paid on these borrowings will fluctuate up or down in relation to changes in market interest rates. A 100 basis point increase in the LIBOR rates would result in approximately $6 million increase in our interest expense over the ensuring twelve-month period. Please refer to Note 7, "Debt" for additional information.

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

However, because we classify our securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be unrecoverable. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities. Please refer to Note 4, "Customer Funds" for additional information.

34 | Q1 2023 Form 10-Q

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by the company or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. The effective discount rate used in accounting for pension and other benefit obligations in 2022 ranged from 4.72% to 4.84%. The expected rate of return on plan assets for qualified pension benefits in 2023 is 5.20%.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

35 | Q1 2023 Form 10-Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

As previously reported in Part I, Item 3, Legal Proceedings of our Form 10-K for the fiscal year ended December 31, 2022, on October 21, 2021, a claim was issued by purported stockholder, Bluemoon Capital Ltd., in the Superior Court of Justice of Ontario, Canada. The claim is against the Company, together with David Ossip, Chair and Co-Chief Executive Officer of the Company, Arthur Gitajn, former EVP and Chief Financial Officer of the Company, Gnaneshwar Rao, director of the Company, and Brent Bickett, director of the Company, as well as certain third parties. On or about February 22, 2023, the parties reached an agreement that Bluemoon Capital Ltd. will seek the court’s approval to discontinue the action on a without costs basis. It is expected this will proceed in short order and the matter will be considered closed.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, such as Item 2 on Part I - under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

36 | Q1 2023 Form 10-Q

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

37 | Q1 2023 Form 10-Q

Exhibit No.	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Ceridian HCM Holding Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company on May 5, 2021).

3.2	Third Amended and Restated Bylaws of Ceridian HCM Holding Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on March 1, 2023).

4.1	Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Company on May 24, 2018).

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

10.1

Fourth Amendment to Employment Agreement, effective February 28, 2023, between Ceridian HCM, Inc. and Christopher R. Armstrong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 1, 2023).

10.2

Amended and Restated Employment Agreement, effective February 7, 2023, between Ceridian HCM, Inc. and Stephen H. Holdridge (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on March 1, 2023).

10.3	Ceridian HCM Holding Inc. 2023 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 1, 2023).

10.4*	Ceridian HCM Holding Inc. Amended and Restated Director Compensation Program.

10.5

Form of Performance Stock Unit Award Agreement (for awards made after January 1, 2023) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on March 1, 2023).

10.6

Form of Performance Stock Unit Award Agreement (for Canadian executive awards made after January 1, 2023) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on March 1, 2023).

10.7

Form of Restricted Stock Unit Award Agreement (for awards made after January 1, 2023) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on March 1, 2023).

10.8

Form of Restricted Stock Unit Award Agreement (for Canadian executive awards made after January 1, 2023) (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on March 1, 2023).

10.9

Form of Restricted Stock Unit Award Agreement Cliff Vest (for awards made after January 1, 2023) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Company on March 1, 2023).

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

38 | Q1 2023 Form 10-Q

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

39 | Q1 2023 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: May 3, 2023	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Leagh E. Turner
Name: Leagh E. Turner
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Noémie C. Heuland
		Name:	Noémie C. Heuland
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

40 | Q1 2023 Form 10-Q