Form 10-Q
period 2023-06-30
Ceridian HCM Holding Inc.
filed 2023-08-02
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 155,612,552 shares of common stock, $0.01 par value per share, as of July 26, 2023.

Ceridian HCM Holding Inc.

2 | Q2 2023 Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q") contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and that are subject to the safe harbor created by those sections. Forward-looking statements, including, without limitation, statements concerning the conditions of the human capital management solutions industry and our operations, performance, and financial condition, and including, in particular, statements relating to our business, growth strategies, product development efforts, and future expenses. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “assumes,” “projects,” “could,” “may,” “will,” “should,” and similar references to future periods, or by the inclusion of forecasts or projections.

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

Please refer to Part II, Item IA. “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2022 (“2022 Form 10-K”), for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. For the reasons described above, we caution against relying on any forward-looking statements. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

3 | Q2 2023 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
(Dollars in millions, except share data)
ASSETS
Current assets:
Cash and equivalents	$486.6	$431.9
Restricted cash	0.8	0.8
Trade and other receivables, net	205.3	180.1
Prepaid expenses and other current assets	112.7	98.0
Total current assets before customer funds	805.4	710.8
Customer funds	4,261.8	4,183.2
Total current assets	5,067.2	4,894.0
Right of use lease assets, net	21.6	24.3
Property, plant, and equipment, net	198.3	174.9
Goodwill	2,288.1	2,280.0
Other intangible assets, net	267.7	281.6
Other assets	275.9	262.4
Total assets	$8,118.8	$7,917.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$7.6	$7.8
Current portion of long-term lease liabilities	7.3	10.0
Accounts payable	65.3	54.3
Deferred revenue	43.5	41.2
Employee compensation and benefits	71.1	97.4
Other accrued expenses	35.7	24.0
Total current liabilities before customer funds obligations	230.5	234.7
Customer funds obligations	4,373.7	4,298.8
Total current liabilities	4,604.2	4,533.5
Long-term debt, less current portion	1,211.7	1,213.4
Employee benefit plans	14.0	17.7
Long-term lease liabilities, less current portion	22.7	23.7
Other liabilities	26.0	19.5
Total liabilities	5,878.6	5,807.8
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 155,529,721 and 153,856,645 shares issued and outstanding, respectively	1.6	1.5
Additional paid in capital	3,070.4	2,965.5
Accumulated deficit	(359.6)	(372.6)
Accumulated other comprehensive loss	(472.2)	(485.0)
Total stockholders’ equity	2,240.2	2,109.4
Total liabilities and stockholders' equity	$8,118.8	$7,917.2

See accompanying notes to condensed consolidated financial statements.

4 | Q2 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions, except share and per share data)
Revenue:
Recurring	$314.9	$251.1	$632.8	$499.0
Professional services and other	51.0	50.1	103.7	95.5
Total revenue	365.9	301.2	736.5	594.5
Cost of revenue:
Recurring	78.8	75.0	158.9	157.3
Professional services and other	67.0	57.1	130.9	111.6
Product development and management	49.2	39.8	100.2	80.2
Depreciation and amortization	15.0	13.3	30.3	26.3
Total cost of revenue	210.0	185.2	420.3	375.4
Gross profit	155.9	116.0	316.2	219.1
Selling, general, and administrative	126.5	122.5	248.4	244.5
Operating profit (loss)	29.4	(6.5)	67.8	(25.4)
Interest expense, net	9.1	6.7	18.3	12.5
Other expense, net	0.7	5.8	1.5	5.5
Income (loss) before income taxes	19.6	(19.0)	48.0	(43.4)
Income tax expense	16.5	0.8	35.0	3.8
Net income (loss)	$3.1	$(19.8)	$13.0	$(47.2)
Net income (loss) per share:
Basic	$0.02	$(0.13)	$0.08	$(0.31)
Diluted	$0.02	$(0.13)	$0.08	$(0.31)
Weighted-average shares outstanding:
Basic	155,121,846	152,752,369	154,687,323	152,439,996
Diluted	157,554,160	152,752,369	157,790,796	152,439,996

See accompanying notes to condensed consolidated financial statements.

5 | Q2 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Net income (loss)	$3.1	$(19.8)	$13.0	$(47.2)
Items of other comprehensive (loss) income before income taxes:
Change in foreign currency translation adjustment	5.5	(47.4)	6.7	(31.8)
Change in unrealized (loss) gain from invested customer funds	(18.6)	(37.5)	5.3	(106.9)
Change in pension liability adjustment (a)	1.5	2.9	3.0	6.0
Other comprehensive (loss) income before income taxes	(11.6)	(82.0)	15.0	(132.7)
Income tax (benefit) expense, net	(4.5)	(9.2)	2.2	(26.8)
Other comprehensive (loss) income after income taxes	(7.1)	(72.8)	12.8	(105.9)
Comprehensive (loss) income	$(4.0)	$(92.6)	$25.8	$(153.1)

(a)
The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other expense, net was $1.5 million and $2.9 million during the three months ended June 30, 2023, and 2022, respectively and $3.0 million and $5.8 million during the six months ended June 30, 2023, and 2022, respectively.

See accompanying notes to condensed consolidated financial statements.

6 | Q2 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(Dollars in millions, except share data)
Balance as of December 31, 2022	153,856,645	$1.5	$2,965.5	$(372.6)	$(485.0)	$2,109.4
Net income	—	—	—	9.9	—	9.9
Issuance of common stock under share-based compensation plans	1,150,281	0.1	14.7	—	—	14.8
Share-based compensation expense	—	—	40.2	—	—	40.2
Foreign currency translation	—	—	—	—	1.2	1.2
Change in unrealized loss, net of tax of ($6.3)	—	—	—	—	17.6	17.6
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of March 31, 2023	155,006,926	$1.6	$3,020.4	$(362.7)	$(465.1)	$2,194.2
Net income	—	—	—	3.1	—	3.1
Issuance of common stock under share-based compensation plans	522,795	—	8.5	—	—	8.5
Share-based compensation expense	—	—	41.5	—	—	41.5
Foreign currency translation	—	—	—	—	5.5	5.5
Change in unrealized loss, net of tax of $4.9	—	—	—	—	(13.7)	(13.7)
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of June 30, 2023	155,529,721	$1.6	$3,070.4	$(359.6)	$(472.2)	$2,240.2

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(Dollars in millions, except share data)
Balance as of December 31, 2021	151,995,031	$1.5	$2,860.0	$(309.2)	$(324.8)	$2,227.5
Cumulative-effect adjustments related to the adoption of ASU 2020-06	—	—	(77.7)	10.0	—	(67.7)
Net loss	—	—	—	(27.4)	—	(27.4)
Issuance of common stock under share-based compensation plans	535,418	—	6.0	—	—	6.0
Share-based compensation expense	—	—	35.5	—	—	35.5
Foreign currency translation	—	—	—	—	15.6	15.6
Change in unrealized loss, net of tax of $(18.4)	—	—	—	—	(51.0)	(51.0)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.3	2.3
Balance as of March 31, 2022	152,530,449	$1.5	$2,823.8	$(326.6)	$(357.9)	$2,140.8
Net loss	—	—	—	(19.8)	—	(19.8)
Issuance of common stock under share-based compensation plans	503,145	—	7.3	—	—	7.3
Share-based compensation expense	—	—	38.8	—	—	38.8
Foreign currency translation	—	—	—	—	(47.4)	(47.4)
Change in unrealized loss, net of tax of ($10.0)	—	—	—	—	(27.5)	(27.5)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.1	2.1
Balance as of June 30, 2022	153,033,594	$1.5	$2,869.9	$(346.4)	$(430.7)	$2,094.3

See accompanying notes to condensed consolidated financial statements.

7 | Q2 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
(Dollars in millions)
Net income (loss)	$13.0	$(47.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	5.5	6.4
Depreciation and amortization	45.4	42.5
Amortization of debt issuance costs and debt discount	2.2	2.0
Provision for doubtful accounts	2.5	1.7
Net periodic pension and postretirement cost	0.7	2.4
Share-based compensation expense	81.7	74.3
Change in fair value of contingent consideration	7.2	2.0
Other	0.2	(1.2)
Changes in operating assets and liabilities:
Trade and other receivables	(27.6)	(9.3)
Prepaid expenses and other current assets	(13.5)	(14.3)
Accounts payable and other accrued expenses	5.2	(3.3)
Deferred revenue	2.5	(5.2)
Employee compensation and benefits	(28.1)	(2.4)
Accrued interest	4.2	—
Accrued taxes	13.1	(7.9)
Other assets and liabilities	(21.2)	(1.8)
Net cash provided by operating activities	93.0	38.7
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	(101.6)	(450.5)
Proceeds from sale and maturity of customer funds marketable securities	174.0	240.4
Expenditures for property, plant, and equipment	(10.1)	(6.6)
Expenditures for software and technology	(46.4)	(35.6)
Other	(1.0)	—
Net cash provided by (used in) investing activities	14.9	(252.3)
Cash Flows from Financing Activities
Increase in customer funds obligations, net	45.0	1,983.4
Proceeds from issuance of common stock under share-based compensation plans	23.2	13.3
Repayment of long-term debt obligations	(4.1)	(4.2)
Net cash provided by financing activities	64.1	1,992.5
Effect of exchange rate changes on cash, restricted cash, and equivalents	(1.0)	(4.9)
Net increase in cash, restricted cash, and equivalents	171.0	1,774.0
Cash, restricted cash, and equivalents at beginning of period	2,604.9	1,952.8
Cash, restricted cash, and equivalents at end of period	$2,775.9	$3,726.8
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$486.6	$371.2
Restricted cash	0.8	1.0
Restricted cash and equivalents included in customer funds	2,288.5	3,354.6
Total cash, restricted cash, and equivalents	$2,775.9	$3,726.8

See accompanying notes to condensed consolidated financial statements.

8 | Q2 2023 Form 10-Q

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

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, included within other assets on our condensed consolidated balance sheets were $165.1 million and $151.2 million as of June 30, 2023, and December 31, 2022, respectively. Amortization expense for the deferred costs was $5.0 million and $12.8 million for the three months ended June 30, 2023, and 2022, respectively, and $9.7 million and $25.4 million for the six months ended June 30, 2023, and 2022, respectively.

Recently Issued and Adopted Accounting Pronouncements from the Financial Accounting Standards Board

Standard	Issuance Date	Description	Adoption Date	Effect on the Financial Statements
Accounting Standards Update ("ASU") 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	December 2022

This amendment provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform.

			August 2023	The adoption of this standard is not expected to have a significant impact on our financial statements.

9 | Q2 2023 Form 10-Q

3. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	June 30, 2023
	Level 1	Level 2		Level 3		Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$1,973.3	(a)	$—		$1,973.3
Total assets measured at fair value	$—	$1,973.3		$—		$1,973.3

Liabilities
DataFuzion contingent consideration	$—	$—		$17.8	(b)	$17.8
Total liabilities measured at fair value	$—	$—		$17.8		$17.8

	December 31, 2022
	Level 1	Level 2		Level 3		Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$2,011.0	(a)	$—		$2,011.0
Total assets measured at fair value	$—	$2,011.0		$—		$2,011.0

Liabilities
DataFuzion contingent consideration	$—	$—		$10.6	(b)	$10.6
Total liabilities measured at fair value	$—	$—		$10.6		$10.6

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

Due to the remeasurement of the DataFuzion contingent consideration, we recognized expense of $3.7 million and $1.2 million for the three months ended June 30, 2023, and 2022, respectively, and $7.2 million and $2.0 million for the six months ended June 30, 2023, and 2022, respectively, within selling, general, and administrative expense in our condensed consolidated statements of operations.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2023 and year ended December 31, 2022, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.
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

10 | Q2 2023 Form 10-Q

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

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $41.8 million and $14.7 million for the three months ended June 30, 2023, and 2022, respectively, and $88.7 million and $26.1 million for six months ended June 30, 2023, and 2022, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of June 30, 2023, and December 31, 2022, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	June 30, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$2,262.8	$—	$—	$2,262.8
Available for sale investments:
U.S. government and agency securities	696.1	—	(49.2)	646.9
Canadian and provincial government securities	416.8	—	(18.9)	397.9
Corporate debt securities	639.9	—	(34.2)	605.7
Asset-backed securities	194.0	—	(6.1)	187.9
Mortgage-backed securities	22.2	0.1	(0.8)	21.5
Other short-term investments	44.2	—	—	44.2
Other securities	74.0	—	(4.8)	69.2
Total available for sale investments	2,087.2	0.1	(114.0)	1,973.3
Invested customer funds	4,350.0	$0.1	$(114.0)	4,236.1
Receivables	25.9			25.7
Total customer funds	$4,375.9			$4,261.8

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$2,152.4	$—	$—	$2,152.4
Available for sale investments:
U.S. government and agency securities	721.3	—	(53.1)	668.2
Canadian and provincial government securities	438.7	0.1	(17.8)	421.0
Corporate debt securities	653.8	0.5	(35.5)	618.8
Asset-backed securities	169.6	0.1	(6.1)	163.6
Mortgage-backed securities	14.5	—	(0.7)	13.8
Other short-term investments	57.0	—	—	57.0
Other securities	74.4	—	(5.9)	68.6
Total available for sale investments	2,129.3	0.7	(119.1)	2,011.0
Invested customer funds	4,281.7	$0.7	$(119.1)	4,163.4
Receivables	20.0			19.8
Total customer funds	$4,301.7			$4,183.2

11 | Q2 2023 Form 10-Q

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2023
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
U.S. government and agency securities	$(0.7)	$45.2	$(48.5)	$599.3	$(49.2)	$644.5
Canadian and provincial government securities	(2.4)	99.4	(16.5)	289.4	(18.9)	388.8
Corporate debt securities	(3.7)	155.1	(30.5)	435.4	(34.2)	590.5
Asset-backed securities	(1.7)	95.7	(4.4)	91.7	(6.1)	187.4
Mortgage-backed securities	(0.6)	13.1	(0.2)	3.9	(0.8)	17.0
Other securities	(0.2)	8.3	(4.6)	60.0	(4.8)	68.3
Total available for sale investments	$(9.3)	$416.8	$(104.7)	$1,479.7	$(114.0)	$1,896.5

Management does not believe that any individual unrealized loss was unrecoverable as of June 30, 2023. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at June 30, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$2,648.2	$2,642.7
Due in one to three years	758.6	711.8
Due in three to five years	836.7	778.1
Due after five years	106.5	103.5
Invested customer funds	$4,350.0	$4,236.1

5. Leases

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	June 30, 2023	December 31, 2022
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$0.9	$0.1
Operating lease assets	Prepaid expenses and other current assets	2.5	2.8
Operating lease assets	Right of use lease assets, net	21.6	24.3
Financing lease assets	Property, plant, and equipment, net	6.2	7.0
Total lease assets		$31.2	$34.2
LIABILITIES
Current
Financing lease liabilities	Current portion of long-term debt	$0.8	$1.0
Operating lease liabilities	Current portion of long-term lease liabilities	7.3	10.0
Noncurrent
Financing lease liabilities	Long-term debt, less current portion	6.9	7.4
Operating lease liabilities	Long-term lease liabilities, less current portion	22.7	23.7
Total lease liabilities		$37.7	$42.1

12 | Q2 2023 Form 10-Q

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost	(Dollars in millions)
Operating lease cost	$2.5	$2.4	$4.9	$4.9
Financing lease cost:
Depreciation of lease assets	0.5	0.4	0.9	0.7
Interest on lease liabilities	0.1	0.1	0.2	0.2
Sublease income	(0.1)	(0.1)	(0.3)	(0.2)
Total lease cost, net	$3.0	$2.8	$5.7	$5.6

6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill and changes therein were as follows:

(Dollars in millions)
Balance at December 31, 2022	$2,280.0
Foreign currency translation	8.1
Balance at June 30, 2023	$2,288.1

Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$299.1	$(233.8)	$65.3	4-12
Trade name	183.4	(5.7)	177.7	3-5 and Indefinite
Technology	214.0	(189.3)	24.7	3-5
Total other intangible assets	$696.5	$(428.8)	$267.7

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$299.8	$(228.6)	$71.2	4-12
Trade name	183.4	(4.7)	178.7	3-5 and Indefinite
Technology	213.5	(181.8)	31.7	3-5
Total other intangible assets	$696.7	$(415.1)	$281.6

As of October 1 each year, we perform an impairment assessment of our indefinite-lived intangible assets, which includes our Ceridian® and Dayforce® trade names, which have a carrying value of $167.2 million and $4.4 million, respectively as of June 30, 2023. We continue to evaluate the use of our trade names and branding in our sales and marketing efforts. If there is a fundamental shift in the method of our branding in the future, we will assess the impact on the carrying amount of our trade name intangible assets to determine whether an impairment exists, or if the assets are deemed to have finite lives and should be amortized. If it is determined that an impairment has occurred, it would be recognized during the period in which the decision was made to make the fundamental shift.

Amortization expense related to definite-lived intangible assets was $6.7 million and $7.6 million for the three months ended June 30, 2023, and 2022, respectively, and $12.2 million and $15.4 million for the six months ended June 30, 2023, and 2022, respectively.

13 | Q2 2023 Form 10-Q

7. Debt

Overview

Our debt obligations consisted of the following:

	June 30,	December 31,
	2023	2022
	(Dollars in millions)
Term Debt, interest rate of 8.0% and 6.9%, respectively	$647.7	$651.1
Revolving Credit Facility ($300 million available capacity less $1.3 million and $1.4 million, respectively, reserved for letters of credit)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Australia Line of Credit (AUD $1.0 million and $1.5 million letter of credit capacity, respectively, which were fully utilized; USD $0.7 million and USD $1.0 million, respectively)	—	—
Financing lease liabilities (Note 5)	7.7	8.4
Total debt	1,230.4	1,234.5
Less unamortized discount on Term Debt	0.5	0.6
Less unamortized debt issuance costs on Term Debt and Convertible Senior Notes	10.6	12.7
Less current portion of long-term debt	7.6	7.8
Long-term debt, less current portion	$1,211.7	$1,213.4

Accrued interest and fees related to the debt obligations was $4.9 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively, and is included within other accrued expenses in our condensed consolidated balance sheets.

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

The Term Debt will mature on April 30, 2025. We are required to make annual amortization payments in respect of the Term Debt in an amount equal to 1.00% of the original principal amount thereof, payable in equal quarterly installments of 0.25% of the original principal amount of the first lien term debt. On December 15, 2021, we completed the second amendment to our Senior Secured Credit Facility, which extended the maturity date of the Revolving Credit Facility from April 30, 2023 to January 29, 2025. On August 1, 2023, we completed the third amendment to our Senior Secured Credit Facility, which replaced LIBOR with Secured Overnight Financing Rate ("SOFR"). All outstanding LIBOR borrowings under the Senior Secured Credit Facility will continue to bear interest at LIBOR until the end of the current interest period or payment period. The Revolving Credit Facility does not require amortization payments.

Convertible Senior Notes

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, and pursuant to exemptions from the prospectus requirements of applicable Canadian securities laws, including the exercise in full by the initial purchasers of their option to purchase an additional $75.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (collectively, the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 0.25% per year and interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Senior Notes mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, were $561.8 million.

14 | Q2 2023 Form 10-Q

The following table presents details of the Convertible Senior Notes:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price per Share

Convertible Senior Notes	7.5641 shares	$132.20

The Convertible Senior Notes will be convertible at the option of the holders at any time only under certain circumstances as outlined in Note 9, “Debt,” to our audited consolidated financial statements in our 2022 Form 10-K. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of June 30, 2023.

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

The Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $566.8 million as of June 30, 2023, with principal of $575.0 million, net of issuance costs of $8.2 million. The Convertible Senior Notes are included within Long-term debt, less current portion in our condensed consolidated balance sheets as of June 30, 2023. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

Interest expense recognized related to the Convertible Senior Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Contractual interest expense	$0.3	$0.3	$0.7	$0.6
Amortization of debt issuance costs	0.7	0.7	1.4	1.4
Total	$1.0	$1.0	$2.1	$2.0

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

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2023	$3.4
2024	6.8
2025	637.5
2026	575.0
$1,222.7

15 | Q2 2023 Form 10-Q

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at June 30, 2023. The fair value of the Term Debt was based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1,153.6 million and $1,142.3 million as of June 30, 2023, and December 31, 2022, respectively.

8. Employee Benefit Plans

The components of net periodic cost (gain) for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Periodic Pension Cost	(Dollars in millions)
Interest cost	$4.3	$2.2	$8.6	$4.4
Actuarial loss amortization	2.1	3.4	4.2	6.8
Less: Expected return on plan assets	(5.6)	(4.0)	(11.1)	(7.9)
Net periodic pension cost	$0.8	$1.6	$1.7	$3.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Periodic Postretirement Benefit	(Dollars in millions)
Interest cost	$0.1	$0.1	$0.2	$0.1
Actuarial gain amortization	(0.6)	(0.5)	(1.2)	(1.0)
Net periodic postretirement benefit gain	$(0.5)	$(0.4)	$(1.0)	$(0.9)

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

As of June 30, 2023, there were 778,055 stock options and RSUs outstanding under the 2013 SIP and there were 12,302,120 stock options, RSUs, and PSUs outstanding and 11,747,168 shares available for future grants of equity awards under the 2018 EIP.

Total share-based compensation expense was $41.5 million and $38.8 million for the three months ended June 30, 2023, and 2022, respectively, and $81.7 million and $74.3 million for six months ended June 30, 2023, and 2022, respectively.

16 | Q2 2023 Form 10-Q

Performance-Based Stock Options

Performance-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	1,760,438	$66.10	7.4	$0.1
Granted	—	—	—	—
Exercised	(3,857)	(40.32)	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2023	1,756,581	$65.26	6.9	$3.0
Exercisable at June 30, 2023	256,581	$65.26	7.1	$0.4

As of June 30, 2023, there is no unrecognized expense related to unvested performance-based stock option awards.

Performance Stock Units

PSU activity was as follows:

Shares
Outstanding at December 31, 2022	706,467
Granted	659,578
Vested and released	(270,948)
Forfeited or canceled	(133,788)
Outstanding at June 30, 2023	961,309
Releasable at June 30, 2023	95,066

On February 28, 2023, we granted PSUs under the 2023 Ceridian HCM Holding Inc. Management Incentive Plan (the “2023 MIP”) for the incentive period of January 1, 2023 through December 31, 2023, and also as part of long term incentive grants to certain members of management. The vesting conditions for the PSUs are primarily based on key financial metrics and the probability of vesting will continue to be evaluated throughout 2023, and share-based compensation will be recognized in accordance with that probability.

As of June 30, 2023, there was $42.7 million of share-based compensation expense related to unvested PSUs not yet recognized.

Restricted Stock Units

RSU activity was as follows:

Shares
Outstanding at December 31, 2022	2,890,817
Granted	1,665,288
Vested and released	(879,619)
Forfeited or canceled	(153,385)
Outstanding at June 30, 2023	3,523,101
Releasable at June 30, 2023	735,549

As of June 30, 2023, there was $166.1 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted-average period of 1.7 years.

17 | Q2 2023 Form 10-Q

Term-Based Stock Options

Term-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	7,296,086	$50.59	6.4	$117.4
Granted	—	—	—	—
Exercised	(396,280)	(39.42)	—	—
Forfeited or expired	(59,861)	(63.65)	—	—
Outstanding at June 30, 2023	6,839,945	$51.12	6.0	$122.3
Exercisable at June 30, 2023	7,029,112	$50.50	5.9	$123.2

As of June 30, 2023, there was $18.5 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted-average period of 0.4 years.

Global Employee Stock Purchase Plan

We maintain the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (“GESPP”) pursuant to which we have shares reserved for the issuance of common stock to eligible participants through quarterly purchases via payroll deductions. A total of 1,536,547 shares of common stock are available for future issuances under the plan as of June 30, 2023. The purchase price is the lower of 85% of the fair market value of a share of common stock on (i) January 1 or (ii) the purchase date.

Our GESPP activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2023	62,584	$62.24
June 30, 2023	59,627	$56.92

18 | Q2 2023 Form 10-Q

10. Revenue

Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Revenue:
Recurring revenue:
Dayforce recurring	$268.2	$194.3	$539.4	$382.9
Powerpay® recurring	24.1	22.3	48.2	43.9
Total Cloud recurring	292.3	216.6	587.6	426.8
Other recurring	22.6	34.5	45.2	72.2
Total recurring revenue	314.9	251.1	632.8	499.0
Professional services and other	51.0	50.1	103.7	95.5
Total revenue	$365.9	$301.2	$736.5	$594.5

Recurring revenue includes float revenue of $41.8 million and $14.7 million for the three months ended June 30, 2023, and 2022, respectively, and $88.7 million and $26.1 million for the six months ended June 30, 2023, and 2022, respectively.

Contract Balances

A contract asset is generally recorded when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Contract assets were $75.8 million and $68.5 million as of June 30, 2023, and December 31, 2022, respectively. Contract assets expected to be recognized in revenue within twelve months are included within prepaid expenses and other current assets, with the remaining contract assets included within other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Deferred revenue, beginning of period	$41.2	$48.7
New billings	351.4	298.3
Revenue recognized	(333.4)	(303.5)
Effect of exchange rate	(15.7)	(1.2)
Deferred revenue, end of period	$43.5	$42.3

Transaction Price for Remaining Performance Obligations

As of June 30, 2023, approximately $1,138.0 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

19 | Q2 2023 Form 10-Q

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2022	$(234.0)	$(96.4)	$(154.6)	$(485.0)
Other comprehensive income before income taxes and reclassifications	6.7	5.3	—	12.0
Income tax expense	—	(1.4)	(0.8)	(2.2)
Reclassifications to earnings	—	—	3.0	3.0
Other comprehensive income	6.7	3.9	2.2	12.8
Balance as of June 30, 2023	$(227.3)	$(92.5)	$(152.4)	$(472.2)

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of June 30, 2023, we have a valuation allowance of $45.2 million against certain deferred tax assets consisting of $31.0 million for deferred taxes attributable to previous business combinations, and $14.2 million attributable to state and foreign net operating loss carryovers.

We recorded income tax expense of $35.0 million during the six months ended June 30, 2023, which included tax expense of $10.1 million attributable to current operations, $10.3 million attributable to share-based compensation, $4.5 million attributable to U.S. state taxes, and $2.5 million attributable to the U.S. Base Erosion and Anti-Abuse Tax ("BEAT").

There were no unrecognized tax benefits as of June 30, 2023, and December 31, 2022. We make adjustments to these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

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

20 | Q2 2023 Form 10-Q

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

14. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method. The basic and diluted net income (loss) per share computations were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions, except share and per share data)
Numerator:
Net income (loss)	$3.1	$(19.8)	$13.0	$(47.2)

Denominator:
Weighted-average shares outstanding - basic	155,121,846	152,752,369	154,687,323	152,439,996
Effect of dilutive equity instruments	2,432,314	—	3,103,473	—
Weighted-average shares outstanding - diluted	157,554,160	152,752,369	157,790,796	152,439,996

Net income (loss) per share - basic	$0.02	$(0.13)	$0.08	$(0.31)
Net income (loss) per share - diluted	$0.02	$(0.13)	$0.08	$(0.31)

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	3,499,222	5,699,807	2,478,625	5,813,488
Restricted stock units	1,677,918	2,097,835	1,051,402	1,235,150
Performance stock units	935,383	1,439,481	64,135	1,340,950

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of June 30, 2023 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principal amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the three and six months ended June 30, 2023 was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

21 | Q2 2023 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and with our audited consolidated financial statements and notes thereto in our 2022 Form 10-K. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in Part II, Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements. Any reference to a “Note” in this discussion relates to the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report unless otherwise indicated.

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

Dayforce Wallet is a digital payment solution for customers' employees that gives employees instant access to their net earnings. With Dayforce Wallet, employees’ funds are loaded onto a paycard, which when used, generates interchange fee revenue. As of June 30, 2023, we had more than 1,640 customers signed onto Dayforce Wallet, over 1,010 customers live on the product, and an average registration rate above 50% of all eligible employees.

22 | Q2 2023 Form 10-Q

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

How We Assess Our Performance

In assessing our performance, we consider a variety of annual and quarterly performance indicators in addition to revenue and net income. Set forth below are descriptions of our quarterly key performance measures. Additional information on our annual performance measures is described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "How We Assess Our Performance" contained in our 2022 Form 10-K. Please refer to the "Non-GAAP Financial Measures" and “Results of Operations” sections below for further description and definitions of certain performance indicators which are considered non-GAAP financial measures.

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

23 | Q2 2023 Form 10-Q

Constant Currency Revenue

We present revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.34, with a daily range of $1.31 to $1.37, for the three months ended June 30, 2023, compared to $1.28, with a daily range of $1.25 to $1.30 for the three months ended June 30, 2022. As of June 30, 2023, the U.S. dollar to Canadian dollar foreign exchange rate was $1.33.

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

24 | Q2 2023 Form 10-Q

Results of Operations

Three Months Ended June 30, 2023 Compared With Three Months Ended June 30, 2022

	Three Months Ended June 30,		Increase/(Decrease)		% of Revenue
	2023	2022	Amount	%	2023	2022
	(Dollars in millions)
Revenue:
Recurring
Cloud	$292.3	$216.6	$75.7	35.0%	79.9%	71.9%
Other	22.6	34.5	(11.9)	(34.5)%	6.2%	11.5%
Total recurring	314.9	251.1	63.8	25.4%	86.1%	83.4%
Professional services and other	51.0	50.1	0.9	1.7%	13.9%	16.6%
Total revenue	365.9	301.2	64.7	21.5%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	68.0	60.2	7.8	13.0%	18.6%	20.0%
Other	10.8	14.8	(4.0)	(27.0)%	3.0%	4.9%
Total recurring	78.8	75.0	3.8	5.1%	21.5%	24.9%
Professional services and other	67.0	57.1	9.9	17.4%	18.3%	19.0%
Product development and management	49.2	39.8	9.4	23.5%	13.4%	13.2%
Depreciation and amortization	15.0	13.3	1.7	13.1%	4.1%	4.4%
Total cost of revenue	210.0	185.2	24.8	13.4%	57.4%	61.5%
Gross profit	155.9	116.0	39.9	34.4%	42.6%	38.5%
Selling, general, and administrative	126.5	122.5	4.0	3.3%	34.6%	40.7%
Operating profit (loss)	29.4	(6.5)	35.9	552.3%	8.0%	(2.2)%
Interest expense, net	9.1	6.7	2.4	35.8%	2.5%	2.2%
Other expense, net	0.7	5.8	(5.1)	(87.9)%	0.2%	1.9%
Income (loss) before income taxes	19.6	(19.0)	38.6	203.2%	5.4%	(6.3)%
Income tax expense	16.5	0.8	15.7	1962.5%	4.5%	0.3%
Net income (loss)	$3.1	$(19.8)	$22.9	115.7%	0.8%	(6.6)%
Net profit margin (a)	0.8%	(6.6)%
Adjusted EBITDA (b)	$98.4	$61.8	$36.6	59.2%	26.9%	20.5%

(a)
Net profit margin is determined by calculating the percentage that net income (loss) is of total revenue.
(b)
Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

25 | Q2 2023 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended June 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2023	2022	2023 vs. 2022		2023 vs. 2022
	(Dollars in millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$231.3	$183.2	26.3%	(1.2)%	27.5%
Dayforce float	36.9	11.1	232.4%	(3.6)%	236.0%
Total Dayforce recurring	268.2	194.3	38.0%	(1.4)%	39.4%
Powerpay recurring, excluding float	19.7	19.6	0.5%	(5.1)%	5.6%
Powerpay float	4.4	2.7	63.0%	(7.4)%	70.4%
Total Powerpay recurring	24.1	22.3	8.1%	(5.4)%	13.5%
Total Cloud recurring	292.3	216.6	34.9%	(1.8)%	36.7%
Other recurring (b)	22.6	34.5	(34.5)%	(3.5)%	(31.0)%
Total recurring revenue	314.9	251.1	25.4%	(2.0)%	27.4%
Professional services and other (c)	51.0	50.1	1.8%	(1.8)%	3.6%
Total revenue	$365.9	$301.2	21.5%	(2.0)%	23.5%

(a)
We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of revenue on a constant currency basis.
(b)
Other recurring contains solutions previously described as Bureau. Float attributable to this solution was $0.5 million and $0.9 million for the three months ended June 30, 2023, and 2022, respectively.
(c)
For the three months ended June 30, 2023, Professional services and other consisted of $46.9 million, $4.0 million, and $0.1 million associated with Dayforce, Other, and Powerpay, respectively. For the three months ended June 30, 2022, Professional services and other consisted of $46.2 million, $3.8 million, and $0.1 million associated with Dayforce, Other, and Powerpay, respectively.

Total revenue increased $64.7 million, or 21.5%, to $365.9 million for the three months ended June 30, 2023, compared to $301.2 million for the three months ended June 30, 2022. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 9.5% to 6,272 at June 30, 2023 from 5,728 at June 30, 2022. Additionally, for the trailing twelve months ended June 30, 2023, Dayforce recurring revenue per customer grew to $131,693 compared to $114,630 for the comparable period in 2022.1 Please refer to the “Non-GAAP Financial Measures” section for discussion of Dayforce recurring revenue per customer.

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we have been expanding within the enterprise segment, as well as more customers purchasing the comprehensive suite of Dayforce functionality. Additionally, tax migration from legacy infrastructure to the same platform as Dayforce contributed approximately 480 basis points of growth for the three months ended June 30, 2022 to Dayforce recurring revenue, excluding float. The increase in float revenue is driven by an increase in average yield of 230 basis points compared to the three months ended June 30, 2022, in addition to a 7.5% increase in average float balance for our customer funds for the three months ended June 30, 2023, which increased to $4.57 billion, compared to $4.25 billion for the three months ended June 30, 2022.

Cost of revenue. Total cost of revenue for the three months ended June 30, 2023, was $210.0 million, an increase of $24.8 million, or 13.4%, compared to the three months ended June 30, 2022.

1 Excluding float revenue, the impact of lower employment levels in 2021 due to the COVID-19 pandemic, Ascender and ADAM HCM revenue and on a constant currency basis. Please refer to the “Non-GAAP Financial Measures” section for discussion of revenue on a constant currency basis.

26 | Q2 2023 Form 10-Q

Recurring cost of revenue for the three months ended June 30, 2023, increased $3.8 million, or 5.1%, compared with the three months ended June 30, 2022, primarily due to additional labor-related costs incurred to support the growing Dayforce customer base globally, partially offset by a $5.2 million reduction in severance and restructuring costs related to the integration of acquisitions and re-balancing of resources across our global footprint during the three months ended June 30, 2022.

Professional services and other cost of revenue increased $9.9 million, or 17.4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to increased labor-related costs incurred to take new customers live.

Product development and management expense increased $9.4 million, or 23.5%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase primarily reflects additional personnel costs and share-based compensation expense. For the three months ended June 30, 2023, and 2022, our investment in software development was $42.3 million and $38.5 million, respectively, consisting of $23.7 million and $20.8 million, of research and development expense, and $24.6 million and $17.7 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $1.7 million, or 13.1%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended June 30,
	2023	2022
Total gross margin	42.6%	38.5%
Gross margin by solution:
Cloud recurring	76.7%	72.2%
Other recurring	52.2%	57.1%
Professional services and other	(31.4)%	(14.0)%

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

Total gross margin for the three months ended June 30, 2023 increased 410 basis points compared to total gross margin for the three months ended June 30, 2022 and gross profit increased by $39.9 million, or 34.4% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the $64.7 million or 21.5% increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 76.7% for the three months ended June 30, 2023, compared to 72.2% for the three months ended June 30, 2022. Excluding the impact of share-based compensation and related employer taxes and certain other items, Adjusted Cloud recurring gross margin increased by 170 basis points to 78.1%. The increase in Cloud recurring gross margin was primarily due to the increase in float revenue and reduction in severance expense associated with the re-balancing of resources across our global footprint in 2022. The increase is also due to the growth of the proportion of Dayforce customers live for more than two years, which increased from 80% as of June 30, 2022 to 82% as of June 30, 2023. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted Cloud recurring gross margin and additional information on the excluded items.

Professional services and other gross margin was (31.4)% for the three months ended June 30, 2023, compared to (14.0)% for the three months ended June 30, 2022, reflecting additional costs to take new customers live.

27 | Q2 2023 Form 10-Q

Selling, general, and administrative expense. Selling, general, and administrative expense increased $4.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This reflects an increase of $4.8 million in general and administrative expense and a reduction of $0.8 million in sales and marketing expense. The increase in general and administrative expense is driven by an increase in employee-related costs and the remeasurement of the DataFuzion contingent consideration. The reduction in sales and marketing expense is primarily driven by a reduction in commission expense due to increasing the expected period of benefit of our deferred sales commissions from five years to ten years, partially offset by an increase in investment in our sales force in order to support our growth initiatives.

Operating profit (loss). Operating profit for the three months ended June 30, 2023, was $29.4 million, compared to operating loss of $6.5 million for the three months ended June 30, 2022. The $35.9 million change was primarily due to the increase in revenue, including float revenue, gross margin expansion, and the reduction in commission expense. Partially offsetting these factors were higher product development and management costs. Adjusted operating profit increased by $33.0 million to $83.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted operating profit and additional information on the excluded items.

Interest expense, net. Interest expense, net was $9.1 million and $6.7 million for the three months ended June 30, 2023, and 2022, respectively. The increase was primarily due to an increase in interest expense on our Term Debt due to the increase in applicable reference rates, partially offset by an increase in interest income.

Other expense, net. For the three months ended June 30, 2023, and 2022, we incurred other expense, net of $0.7 million and $5.8 million, respectively. Other expense, net was primarily comprised of foreign currency translation (gains) losses and net periodic pension expense.

Income tax expense. For the three months ended June 30, 2023, and 2022, we recorded income tax expense of $16.5 million and $0.8 million, respectively. The increase in income tax expense was primarily due to an $8.1 million increase attributable to current operations, a $4.5 million increase attributable to share-based compensation, and a $1.8 million increase attributable to U.S. state taxes.

Net income (loss). We realized net income of $3.1 million for the three months ended June 30, 2023, compared to net loss of $19.8 million for the three months ended June 30, 2022. Net income increased due to the increase in revenue, including float revenue, gross margin expansion, and the reduction in commission expense, partially offset by higher product development and management costs. For the three months ended June 30, 2023 and 2022, net profit margin was 0.8% and (6.6)%, respectively.

Adjusted EBITDA. Adjusted EBITDA increased by $36.6 million to $98.4 million, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and Adjusted EBITDA margin was 26.9% for the three months ended June 30, 2023, compared to 20.5% for the three months ended June 30, 2022. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin and additional information on the excluded items.

28 | Q2 2023 Form 10-Q

Six Months Ended June 30, 2023 Compared With Six Months Ended June 30, 2022

	Six Months Ended June 30,		Increase/(Decrease)		% of Revenue
	2023	2022	Amount	%	2023	2022
	(Dollars in millions)
Revenue:
Recurring
Cloud	$587.6	$426.8	$160.8	37.7%	79.8%	71.8%
Other	45.2	72.2	(27.0)	(37.4)%	6.1%	12.1%
Total recurring	632.8	499.0	133.8	26.8%	85.9%	83.9%
Professional services and other	103.7	95.5	8.2	8.6%	14.1%	16.1%
Total revenue	736.5	594.5	142.0	23.9%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	134.9	124.8	10.1	8.1%	18.3%	21.0%
Other	24.0	32.5	(8.5)	(26.2)%	3.3%	5.5%
Total recurring	158.9	157.3	1.6	1.0%	21.6%	26.5%
Professional services and other	130.9	111.6	19.3	17.3%	17.8%	18.8%
Product development and management	100.2	80.2	20.0	24.9%	13.6%	13.5%
Depreciation and amortization	30.3	26.3	4.0	15.2%	4.1%	4.4%
Total cost of revenue	420.3	375.4	44.9	12.0%	57.1%	63.1%
Gross profit	316.2	219.1	97.1	44.3%	42.9%	36.9%
Selling, general, and administrative	248.4	244.5	3.9	1.6%	33.7%	41.1%
Operating profit (loss)	67.8	(25.4)	93.2	366.9%	9.2%	(4.3)%
Interest expense, net	18.3	12.5	5.8	46.4%	2.5%	2.1%
Other expense, net	1.5	5.5	(4.0)	(72.7)%	0.2%	0.9%
Income (loss) before income taxes	48.0	(43.4)	91.4	210.6%	6.5%	(7.3)%
Income tax expense	35.0	3.8	31.2	821.1%	4.8%	0.6%
Net income (loss)	$13.0	$(47.2)	$60.2	127.5%	1.8%	(7.9)%
Net profit margin (a)	1.8%	(7.9)%	9.7%	122.2%
Adjusted EBITDA (b)	$203.8	$119.2	$84.6	71.0%	27.7%	20.1%

(a)
Net profit margin is determined by calculating the percentage that net income (loss) is of total revenue.
(b)
Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

29 | Q2 2023 Form 10-Q

	Six Months Ended June 30,		Percentage change in revenue as reported	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2023	2022	2023 vs. 2022		2023 vs. 2022
	(Dollars in millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$460.9	$363.5	26.8%	(1.6)%	28.4%
Dayforce float	78.5	19.4	304.6%	(5.7)%	310.3%
Total Dayforce recurring	539.4	382.9	40.9%	(1.8)%	42.7%
Powerpay recurring, excluding float	39.2	39.0	0.5%	(6.2)%	6.7%
Powerpay float	9.0	4.9	83.7%	(10.2)%	93.9%
Total Powerpay recurring	48.2	43.9	9.8%	(6.6)%	16.4%
Total Cloud recurring	587.6	426.8	37.7%	(2.3)%	40.0%
Other recurring (b)	45.3	72.2	(37.3)%	(3.0)%	(34.3)%
Total recurring revenue	632.9	499.0	26.8%	(2.4)%	29.2%
Professional services and other (c)	103.6	95.5	8.5%	(2.7)%	11.2%
Total revenue	$736.5	$594.5	23.9%	(2.4)%	26.3%

(a)
We have calculated revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of revenue on a constant currency basis.
(b)
Other recurring contains solutions previously described as Bureau. Float attributable to this solution was $1.2 million and $1.8 million for the six months ended June 30, 2023, and 2022, respectively.
(c)
For the six months ended June 30, 2023, Professional services and other consisted of $96.4 million and $7.2 million associated with Dayforce and Other, respectively. For the six months ended June 30, 2022, Professional services and other consisted of $87.8 million, $7.4 million, and $0.3 million associated with Dayforce, Other, and Powerpay, respectively.

Total revenue increased $142.0 million, or 23.9%, to 736.5 million for the six months ended June 30, 2023, compared to $594.5 million for the six months ended June 30, 2022. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 9.5% to 6,272 at June 30, 2023 from 5,728 at June 30, 2022. Additionally, for the trailing twelve months ended June 30, 2023, Dayforce recurring revenue per customer grew to $131,693 compared to $114,630 for the comparable period in 2022.1 Please refer to the “Non-GAAP Financial Measures” section for discussion of Dayforce recurring revenue per customer.

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we have been expanding within the enterprise segment, as well as more customers purchasing the comprehensive suite of Dayforce functionality. Additionally, the tax migration from legacy infrastructure to the same platform as Dayforce contributed approximately 550 basis points of growth for the six months ended June 30, 2023 to Dayforce recurring revenue, excluding float. The increase in float revenue is driven by an increase in average yield of 250 basis points compared to the six months ended June 30, 2022, in addition to a 5.4% increase in average float balance for our customer funds for the six months ended June 30, 2023, which increased to $4.92 billion, compared to $4.67 billion for the six months ended June 30, 2022.

Cost of revenue. Total cost of revenue for the six months ended June 30, 2023, was $420.3 million, an increase of $44.9 million, or 12.0%, compared to the six months ended June 30, 2022.

1 Excluding float revenue, the impact of lower employment levels in 2021 due to the COVID-19 pandemic, Ascender and ADAM HCM revenue and on a constant currency basis. Please refer to the “Non-GAAP Financial Measures” section for discussion of revenue on a constant currency basis.

30 | Q2 2023 Form 10-Q

Recurring cost of revenue for the six months ended June 30, 2023, increased $1.6 million, or 1.0%, compared with the six months ended June 30, 2022, primarily due to additional labor-related costs incurred to support the growing Dayforce customer base globally. The increase in recurring cost of revenue was partially offset by a $16.3 million reduction in severance and restructuring costs related to the integration of acquisitions and re-balancing of resources across our global footprint during the six months ended June 30, 2022.

Professional services and other cost of revenue increased $19.3 million, or 17.3%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to increased labor-related costs incurred to take new customers live.

Product development and management expense increased $20.0 million, or 24.9%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase primarily reflects additional personnel costs and share-based compensation expense. For the six months ended June 30, 2023, and 2022, our investment in software development was $95.2 million and $76.2 million, respectively, consisting of $51.7 million and $43.4 million, of research and development expense, and $43.5 million and $32.8 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased by $4.0 million, or 15.2%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Six Months Ended June 30,
	2023	2022

Total gross margin	42.9%	36.9%
Gross margin by solution:
Cloud recurring	77.0%	70.8%
Other recurring	46.9%	55.0%
Professional services and other	(26.2)%	(16.9)%

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

Total gross margin for the six months ended June 30, 2023 increased 600 basis points compared to total gross margin for the six months ended June 30, 2022 and gross profit increased by $97.1 million, or 44.3% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the $142.0 million or 23.9% increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 77.0% for the six months ended June 30, 2023, compared to 70.8% for the six months ended June 30, 2022. Excluding the impact of share-based compensation and related employer taxes and certain other items, Adjusted Cloud recurring gross margin increased by 250 basis points to 78.4%. The increase in Cloud recurring gross margin was primarily due to the increase in float revenue and reduction in severance expense associated with the re-balancing of resources across our global footprint in 2022. The increase is also due to the growth of the proportion of Dayforce customers live for more than two years, which increased from 80% as of June 30, 2022 to 82% as of June 30, 2023. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted Cloud recurring gross margin and additional information on the excluded items.

Professional services and other gross margin was (26.2)% for the six months ended June 30, 2023, compared to (16.9)% for the six months ended June 30, 2022, reflecting additional costs to take new customers live.

31 | Q2 2023 Form 10-Q

Selling, general, and administrative expense. Selling, general, and administrative expense increased $3.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This reflects an increase of $9.0 million in general and administrative expense and a reduction of $5.1 million in sales and marketing expense. The increase in general and administrative expense is driven by the remeasurement of the DataFuzion contingent consideration and an increase in employee-related costs. The reduction in sales and marketing expense is primarily driven by a reduction in commission expense due to increasing the expected period of benefit of our deferred sales commissions from five years to ten years, partially offset by an increase in investment in our sales force in order to support our growth initiatives.

Operating profit (loss). Operating profit for the six months ended June 30, 2023, was $67.8 million, compared to operating loss of $25.4 million for the six months ended June 30, 2022. The $93.2 million change was primarily due to the increase in revenue, including float revenue, gross margin expansion, reductions in severance and restructuring expenses, and the reduction in commission expense. Adjusted operating profit increased by $77.1 million to $171.5 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted operating profit and additional information on the excluded items.

Interest expense, net. Interest expense, net was $18.3 million and $12.5 million for the six months ended June 30, 2023, and 2022, respectively. The increase was primarily due to an increase in interest expense on our Term Debt due to the increase in applicable reference rates, partially offset by an increase in interest income.

Other expense, net. For the six months ended June 30, 2023, and 2022, we incurred other expense, net of $1.5 million and $5.5 million, respectively. Other expense, net was primarily comprised of foreign currency translation (gains) losses and net periodic pension expense.

Income tax expense. For the six months ended June 30, 2023, and 2022, we recorded income tax expense of $35.0 million and $3.8 million, respectively. The increase in income tax expense was primarily due to a $19.2 million increase attributable to current operations, a $4.4 million increase attributable to share-based compensation, a $4.1 million increase attributable to U.S. state taxes, and a $2.9 million increase attributable to international tax rate differences.

Net income (loss). We realized net income of $13.0 million for the six months ended June 30, 2023, compared to net loss of $47.2 million for the six months ended June 30, 2022. Net income increased due to the increase in revenue, including float revenue, gross margin expansion, and reductions in severance, restructuring and commission expenses. For the six months ended June 30, 2023 and 2022, net profit margin was 1.8% and (7.9)%, respectively.

Adjusted EBITDA. Adjusted EBITDA increased by $84.6 million to $203.8 million, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, and Adjusted EBITDA margin was 27.7% for the six months ended June 30, 2023, compared to 20.1% for the six months ended June 30, 2022. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin and additional information on the excluded items.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our Revolving Credit Facility, and proceeds from debt issuances and equity offerings. As of June 30, 2023, we had cash and equivalents of $486.6 million and our total debt was $1,230.4 million.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, fulfilling our contractual commitments, product development, and funding Dayforce Wallet on demand pay requests on behalf of our customers. From time to time, we have made investments in businesses or acquisitions of companies, which are also liquidity needs.

32 | Q2 2023 Form 10-Q

We believe that our cash flow from operations, available cash and equivalents, and availability under our Revolving Credit Facility will be sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future. Dayforce Wallet on demand pay requests are currently funded from our operating cash balances, until the amounts are reimbursed by our customers through their normal payroll funding cycles. We evaluate the creditworthiness of each customer utilizing the Dayforce Wallet feature. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and to fund our capital requirements and Dayforce Wallet on demand pay requests are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or raise additional equity to finance such acquisitions, which would result in additional expenses and/or dilution.

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

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$93.0	$38.7
Net cash provided by (used in) investing activities	14.9	(252.3)
Net cash provided by financing activities	64.1	1,992.5
Effect of exchange rate changes on cash, restricted cash, and equivalents	(1.0)	(4.9)
Net increase in cash, restricted cash, and equivalents	171.0	1,774.0
Cash, restricted cash, and equivalents at beginning of period	2,604.9	1,952.8
Cash, restricted cash, and equivalents at end of period	2,775.9	3,726.8

Cash and equivalents	486.6	371.2
Restricted cash and equivalents	2,289.3	3,355.6
Total cash, restricted cash, and equivalents	$2,775.9	$3,726.8

Operating Activities

Net cash provided by operating activities was $93.0 million during the six months ended June 30, 2023 compared to $38.7 million during the six months ended June 30, 2022. For both periods, cash inflows from operating activities are primarily generated from the subscriptions of our solutions. Cash outflows from operating activities for both periods are primarily comprised of personnel-related expenditures that are integral to our business operations. The positive cash inflow in both periods is primarily due to our growing revenue, partially offset by our operating costs, mainly, investment in our sales force to support our growth initiatives and those product development and management costs which are not eligible for capitalization.

33 | Q2 2023 Form 10-Q

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $14.9 million, consisting of proceeds from the sale and maturity of customer funds marketable securities of $174.0 million, partially offset by purchases of customer funds marketable securities of $101.6 million and capital expenditures of $56.5 million. Our capital expenditures included $46.4 million for software and technology and $10.1 million for property and equipment.

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

Financing Activities

Net cash provided by financing activities was $64.1 million during the six months ended June 30, 2023. This cash inflow is primarily attributable to an increase in net customer fund obligations of $45.0 million and proceeds from issuance of common stock under our share-based compensation plans of $23.2 million, partially offset by payments on our long-term debt obligations of $4.1 million.

Net cash provided by financing activities was $1,992.5 million during the six months ended June 30, 2022. This cash inflow is primarily attributable to an increase in net customer fund obligations of $1,983.4 million and proceeds from issuance of common stock under our share-based compensation plans of $13.3 million, partially offset by payments on our long-term debt obligations of $4.2 million.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2023, our remaining performance obligations were approximately $1,138.0 million. Please refer to Note 10, “Revenue” for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Contractual Obligations

During the six months ended June 30, 2023, there were no significant changes to our contractual obligations as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contractual Obligations" contained in our 2022 Form 10-K.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2023, there were no significant changes to our critical accounting policies and estimates as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" contained in our 2022 Form 10-K.

34 | Q2 2023 Form 10-Q

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

We define our non-GAAP financial measures as follows:

•
EBITDA is defined as net income (loss) before interest, taxes, depreciation, and amortization, and Adjusted EBITDA is EBITDA, as adjusted to exclude share-based compensation expense and related employer taxes, and certain other items.
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
•
Adjusted diluted net income per share is calculated by dividing adjusted net income by diluted weighted average shares outstanding. When adjusted net income is positive, diluted weighted average shares outstanding incorporate the effect of dilutive equity instruments.
•
Revenue, including total revenue and revenue by solution, on a constant currency basis is calculated by applying the average foreign exchange rate in effect during the comparable prior period.

35 | Q2 2023 Form 10-Q

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

The following tables reconcile our reported results to our non-GAAP financial measures:

	Three Months Ended June 30, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$68.0	76.7%	$4.0	$—	$—	$64.0	78.1%

Operating profit	$29.4	8.0%	$41.7	$6.7	$5.2	$83.0	22.7%

EBITDA	$52.0		$41.7	$—	$4.7	$98.4	26.9%
Interest expense, net	9.1		—	—	—	9.1
Income tax expense (c)	16.5		—	—	(5.4)	21.9
Depreciation and amortization	23.3		—	6.7	—	16.6
Net income	$3.1	0.8%	$41.7	$6.7	$(0.7)	$50.8	13.9%
Net income per share - diluted (d)	$0.02		$0.26	$0.04	$—	$0.32

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
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $3.7 million related to the fair value adjustment for the DataFuzion contingent consideration, $1.4 million of restructuring consulting fees, $0.1 million related to the net impact of the abandonment of certain leased facilities, and $0.5 million of foreign exchange gain, along with a $5.4 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share are calculated based upon 157,554,160 weighted-average shares of common stock.

36 | Q2 2023 Form 10-Q

	Three Months Ended June 30, 2022
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$60.2	72.2%	$4.0	$—	$5.0	$51.2	76.4%

Operating (loss) profit	$(6.5)	(2.2)%	$38.9	$7.6	$10.0	$50.0	16.6%

EBITDA	$9.3		$38.9	$—	$13.6	$61.8	20.5%
Interest expense, net	6.7		—	—	—	6.7
Income tax expense (c)	0.8		—	—	(7.3)	8.1
Depreciation and amortization	21.6		—	7.6	—	14.0
Net (loss) income	$(19.8)	(6.6)%	$38.9	$7.6	$6.3	$33.0	10.9%
Net (loss) income per share - diluted (d)	$(0.13)		$0.25	$0.05	$0.04	$0.21

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
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $7.0 million of severance charges, $3.6 million of foreign exchange loss, $1.8 million of restructuring consulting fees, $1.2 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $0.4 million related to the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, and $0.4 million related to the net impact of the abandonment of certain leased facilities, along with a $7.3 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP diluted net loss per share is calculated based upon 152,752,369 weighted-average shares of common stock, and Adjusted diluted net income per share is calculated based upon 155,050,394 weighted-average shares of common stock.

37 | Q2 2023 Form 10-Q

	Six Months Ended June 30, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions)
Cost of Cloud recurring revenue	$134.9	77.0%	$8.0	$—	$—	$126.9	78.4%

Operating profit	$67.8	9.2%	$81.9	$12.2	$9.6	$171.5	23.3%

EBITDA	$111.7		$81.9	$—	$10.2	$203.8	27.7%
Interest expense, net	18.3		—	—	—	18.3
Income tax expense (c)	35.0		—	—	(17.2)	52.2
Depreciation and amortization	45.4		—	12.2	—	33.2
Net income	$13.0	1.8%	$81.9	$—	$(7.0)	$87.9	11.9%
Net income per share - diluted (d)	$0.08		$0.52	$—	$(0.04)	$0.56

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
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $7.2 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $2.2 million of restructuring consulting fees, $0.6 million of foreign exchange loss, and $0.2 million related to the net impact of the abandonment of certain leased facilities, along with a $17.2 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share are calculated based upon 157,790,796 weighted-average shares of common stock.

38 | Q2 2023 Form 10-Q

	Six Months Ended June 30, 2022
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions)
Cost of Cloud recurring revenue	$124.8	70.8%	$7.5	$—	$14.6	$102.7	75.9%

Operating (loss) profit	$(25.4)	(4.3)%	$74.4	$15.4	$30.0	$94.4	14.0%

EBITDA	$11.6		$74.4	$—	$33.2	$119.2	20.1%
Interest expense, net	12.5		—	—	—	12.5
Income tax expense (c)	3.8		—	—	(22.3)	26.1
Depreciation and amortization	42.5		—	15.4	—	27.1
Net (loss) income	$(47.2)	(7.9)%	$74.4	$15.4	$10.9	$53.5	8.5%
Net (loss) income per share - diluted (d)	$(0.31)		$0.48	$0.10	$0.07	$0.34

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
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $24.3 million of severance charges, $3.7 million of restructuring consulting fees, $2.8 million of foreign exchange loss, $2.0 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $0.7 million related to the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, and $0.3 million related to the net impact of the abandonment of certain leased facilities, along with a $22.3 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP diluted net loss per share is calculated based upon 152,439,996 weighted-average shares of common stock, and Adjusted diluted net income per share is calculated based upon 155,374,807 weighted-average shares of common stock.

39 | Q2 2023 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to foreign currency exchange rates, interest rates, and pension obligations. We seek to minimize or to manage these market risks through normal operating and financing activities. These market risks may be amplified by events and factors surrounding global events. We do not trade or use instruments with the objective of earning financial gains on market fluctuations, nor do we use instruments where there are not underlying exposures.

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

We have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations, either reducing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities, would reduce our average customer fund balances and float revenue. Based on current market conditions, portfolio composition and investment practices, a 100 basis point increase in market investment rates would result in approximately $25 million increase in float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with changes in float revenue.

We pay floating rates of interest on our Term Debt and Revolving Credit Facility. The interest paid on these borrowings will fluctuate up or down in relation to changes in market interest rates. A 100 basis point increase in the applicable reference rates would result in approximately $6 million increase in our interest expense over the ensuring twelve-month period. Please refer to Note 7, "Debt" for additional information.

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

40 | Q2 2023 Form 10-Q

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by us or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. The effective discount rate used in accounting for pension and other benefit obligations in 2022 ranged from 4.72% to 4.84%. The expected rate of return on plan assets for qualified pension benefits in 2023 is 5.20%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-Q are effective. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting during the three months ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

41 | Q2 2023 Form 10-Q

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

As previously reported in Part I, Item 3. "Legal Proceedings" of our 2022 Form 10-K and Part II, Item 1. "Legal Proceedings" of our Form 10-Q for the fiscal quarter ended March 31, 2023, on October 21, 2021, a claim was issued by purported stockholder, Bluemoon Capital Ltd., in the Superior Court of Justice of Ontario, Canada. The claim is against the Company, together with David Ossip, Chair and Co-Chief Executive Officer of the Company, Arthur Gitajn, former EVP and Chief Financial Officer of the Company, Gnaneshwar Rao, director of the Company, and Brent Bickett, director of the Company, as well as certain third parties. On or about June 13, 2023, the court granted the discontinuance of the action on a without costs basis, resulting in the closure of this matter.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", the reader should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors” in our 2022 Form 10-K. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

42 | Q2 2023 Form 10-Q

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

On June 9, 2023, Samer Alkharrat, Executive Vice President, Chief Revenue Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the “Alkharrat Plan”). The Alkharrat Plan covers the sale of shares of the Company’s common stock between June 9, 2023, subject to the required cooling off period, and June 9, 2026 to accomplish “sell-to-cover” transactions in connection with the vesting of restricted stock units, meaning that Mr. Alkharrat will only sell enough shares of the Company’s common stock to cover the related taxes on the vesting of such awards. Regardless, the maximum number of shares of Company common stock that can be sold under the Alkharrat Plan is 78,814 shares of common stock. The entry into the Alkharrat Plan was effected within the Company’s open trading window periods and was done in compliance with the Company’s insider trading policy. The “sell-to-cover” provision is included in the forms of Restricted Stock Unit Award Agreement entered into between the Company and the officers of the Company, which are filed from time to time as exhibits to the Company’s annual and quarterly SEC filings.

Other than the aforementioned, during the fiscal quarter ended June 30, 2023, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

43 | Q2 2023 Form 10-Q

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

4.4	Form of 0.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 5, 2021).

10.1^*	Employment Agreement, dated June 5, 2023, between Samer Alkharrat and Ceridian HCM, Inc.

10.2^	Ceridian HCM Holding Inc. Second Amended and Restated Director Compensation Program.

10.3^

Third Amendment to Credit Agreement, dated as of August 1, 2023, between Ceridian HCM Holding Inc., as borrowers, the lenders party thereto, Deutsche Bank AG New York Branch (as administrative agent and collateral agent).

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

31.3^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH^	Inline XBRL Taxonomy Extension Schema Document.

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

44 | Q2 2023 Form 10-Q

* Management compensatory plan or arrangement.

^ Filed herewith.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1, 32.2, and 32.3 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

45 | Q2 2023 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: August 2, 2023	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Leagh E. Turner
Name: Leagh E. Turner
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Noémie C. Heuland
		Name:	Noémie C. Heuland
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

46 | Q2 2023 Form 10-Q