Form 10-K/A
period 2022-12-31
Ceridian HCM Holding Inc.
filed 2023-11-13
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, scheduled to be held on April 28, 2023, are incorporated by reference into Part III of this Form 10-K/A.

1 | 2022 Form 10-K/A

Explanatory Note

Ceridian HCM Holding Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Original Form 10-K”) to make certain changes as described below.

Background

As previously disclosed in the Company’s earnings press release furnished as an exhibit to the Current Report on Form 8-K furnished with the SEC on November 1, 2023, the Company recently discovered an error in the presentation of one Canadian bank account balance within “customer funds” and “customer funds obligations” and related items on the Company’s consolidated balance sheets as of December 31, 2022 and 2021 and in the Company’s net cash provided by financing activities within its consolidated statements of cash flows in the three-year period ended December 31, 2022. There was an understatement of customer funds within current assets and a corresponding understatement of customer funds obligations within current liabilities on the Company’s consolidated balance sheets. As a result, the Company also erroneously presented certain changes related to customer funds and customer funds obligations on the Company’s consolidated statements of cash flows.

However, the Company determined that the incorrect presentation did not result in a material misstatement of the Company’s financial statements and, accordingly, it does not need to restate its previously issued financial statements contained in the Original Form 10-K or in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

Considering the foregoing, management reassessed the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that reassessment, management identified a material weakness in its ICFR as the Company has determined that its control designed to assess the proper presentation of cash and cash equivalents for its Canada customer funds for financial reporting purposes was ineffective (“Canada Trust Material Weakness”).

With regard to the Canada Trust Material Weakness, the Company has implemented an additional control and training to ensure proper classification and presentation of cash and cash equivalents for its Canada customer funds. The Company expects the Canada Trust Material Weakness will be fully remediated before December 31, 2023, but remediation will not be considered complete until the applicable controls operate for a sufficient period of time subsequent to the additional training to enable management to test and to conclude on the operating effectiveness of the control.

Further, while reassessing the effectiveness of the Company’s ICFR, management identified, in the aggregate, a material weakness related to controls over certain Professional Services and Powerpay revenue accounts as of December 31, 2022 (the "Risk Assessment Material Weakness"). The Company has enhanced its risk assessment process and information technology general controls to prevent misstatements in Professional Services revenue accounts. The Company also expects to implement additional controls to prevent misstatements in Powerpay revenue accounts. The Company expects the Risk Assessment Material Weakness will be fully remediated before December 31, 2023, but remediation will not be considered complete until the applicable controls operate for a sufficient period of time to enable management to test and to conclude on the operating effectiveness of the controls.

In light of the Canada Trust Material Weakness and the Risk Assessment Material Weakness, which continue to exist as of December 31, 2022, the Company has performed additional analyses and other procedures to enable management to conclude that the existence of the material weaknesses did not result in a material misstatement of the Company’s previously issued financial statements.

As a result of the Canada Trust Material Weakness and the Risk Assessment Material Weakness, the Company concluded that its disclosure controls and procedures and ICFR were ineffective as of December 31, 2022. As a result, the Company is (a) amending and restating Part II, Item 9A Controls and Procedures in this Form 10-K/A to update its conclusions regarding the effectiveness of its disclosure controls and procedures and its internal control over financial reporting as of December 31, 2022 as a result of the material weaknesses and (b) including in Part II, Item 8, the issued audit report of KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm (Auditor Firm ID: 185), as of December 31, 2022 regarding the Company’s internal control over financial reporting as a result of the material weaknesses.

1 | 2022 Form 10-K/A

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-K/A currently dated consent of KPMG and certifications of the Company’s principal executive officer and principal financial officer (included in Part IV, Item 15. “Exhibits, Financial Statement Schedules” and attached as Exhibits 23.1, 31.1, 31.2, 32.1, and 32.2). This Form 10-K/A should be read in conjunction with the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the Original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the date of the Original Form 10-K or modify or update any related or other disclosures, other than those discussed above. No other portions of the Original Form 10-K were changed.

Amendments of 2023 Quarterly Reports on Form 10-Q

In addition to this Form 10-K/A, the Company is concurrently filing amendments to its Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023.

2 | 2022 Form 10-K/A

PART II

Item 8. Financial Statements and Supplementary Data.

In light of the material weaknesses described above and below, our independent registered public accounting firm has amended their audit report on the effectiveness of our internal control over financial reporting, which is included below.

3 | 2022 Form 10-K/A

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to cash and cash equivalents and obligations of Canada customer funds and certain revenue accounts, as to which the date is November 13, 2023, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

4 | 2022 Form 10-K/A

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

5 | 2022 Form 10-K/A

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

Minneapolis, Minnesota

March 1, 2023, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to cash and cash equivalents and obligations of Canada customer funds and certain revenue accounts, as to which the date is November 13, 2023

6 | 2022 Form 10-K/A

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ceridian HCM Holding Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ceridian HCM Holding Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to cash and cash equivalents and obligations of Canada customer funds and certain revenue accounts, as to which the date is November 13, 2023, expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to (1) a control that failed to operate effectively that was designed to assess the proper presentation of cash and cash equivalents and obligations for the Company's Canada customer funds, and (2) an ineffective risk assessment process to identify the risks of material misstatement and design and implement controls in certain Professional Services and Powerpay revenue accounts. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

7 | 2022 Form 10-K/A

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

/s/ KPMG LLP

Minneapolis, Minnesota

March 1, 2023, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to cash and cash equivalents and obligations of Canada customer funds and certain revenue accounts, as to which the date is November 13, 2023

8 | 2022 Form 10-K/A

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below under the heading "Management's Report on Internal Control Over Financial Reporting (Restated)." We have in place and are executing a remediation plan to address the material weaknesses described below.

In light of the material weaknesses described below, management performed additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Accordingly, management believes that the consolidated financial statements included in the Original Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management's Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2022 because of the material weaknesses in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as we have determined that our control was not operating effectively to assess the proper presentation of cash and cash equivalents for our Canada customer funds for financial reporting purposes, including the corresponding customer funds and customer funds obligations and related statements of cash flows presentation as of December 31, 2022. This material weakness was the result of the control operator not appropriately detecting and correcting the error, as a result of insufficient training.

Further, while reassessing the effectiveness of the Company’s internal control over financial reporting, management identified, in the aggregate, a material weakness related to controls over certain Professional Services and Powerpay revenue accounts as of December 31, 2022, resulting from an ineffective risk assessment process to properly design and implement controls over (1) certain process level activities related to Powerpay revenue, and (2) information technology access pertaining to a system implemented in September 2022 that adversely impacted the accuracy and completeness of information that is used to measure a component of its Professional Services revenue.

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

9 | 2022 Form 10-K/A

activities related to internal control over financial reporting for Ascender. Accordingly, we have included Ascender within our assessment of internal control over financial reporting as of December 31, 2022.

Management’s Plan to Remediate the Identified Material Weaknesses

With regard to the Canada Trust Material Weakness, the Company has implemented an additional control and training to ensure proper classification and presentation of cash and cash equivalents for its Canada customer funds.

In addition, we have enhanced our revenue risk assessment process and information technology general controls to prevent misstatements in Professional Services revenue accounts. We will also implement additional controls to prevent misstatements in Powerpay revenue accounts. We anticipate that the two material weaknesses will be fully remediated before December 31, 2023, but the material weaknesses cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time to enable management to test and to conclude on the operating effectiveness of the controls. Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in the Original Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which appears in Part II, Item 8 of this Form 10-K/A.

Changes in Internal Control Over Financial Reporting

With the exception of internal control-related integration activities related to our acquisition of Ascender and the controls implemented in response to the material weaknesses identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are not designed to provide reasonable assurance of achieving their objectives and are not effective at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

10 | 2022 Form 10-K/A

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The following is a list of exhibits filed as part of this Form 10-K/A.

Exhibit Number	Description
23.1^	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH^	Inline XBRL Taxonomy Extension Schema Document
101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^ Filed herewith.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K/A and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

11 | 2022 Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: November 13, 2023	By:	/s/ David D. Ossip
Name: David D. Ossip
Title: Chief Executive Officer

12 | 2022 Form 10-K/A