Form 10-Q/A
period 2023-03-31
Ceridian HCM Holding Inc.
filed 2023-11-13
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Ceridian HCM Holding Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 3, 2023 (the “Original Form 10-Q”) to make certain changes as described below.

Background

As previously disclosed in the Company’s earnings press release furnished as an exhibit to the Current Report on Form 8-K furnished with the SEC on November 1, 2023, the Company recently discovered an error in the presentation of one Canadian bank account balance within “customer funds” and “customer funds obligations” and related items on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 and in the Company’s net cash provided by financing activities within its condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022. There was an understatement of customer funds within current assets and a corresponding understatement of customer funds obligations within current liabilities on the Company’s condensed consolidated balance sheets. As a result, the Company also erroneously presented certain changes related to customer funds and customer funds obligations on the Company’s condensed consolidated statements of cash flows.

However, the Company determined that the incorrect presentation did not result in a material misstatement of the Company’s financial statements and, accordingly, it does not need to restate its previously issued financial statements contained in the Original Form 10-Q, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 or in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

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

In light of the Canada Trust Material Weakness and the Risk Assessment Material Weakness, which continue to exist as of March 31, 2023, the Company has performed additional analyses and other procedures to enable management to conclude that the existence of the material weaknesses did not result in a material misstatement of the Company’s previously issued financial statements.

As a result of the Canada Trust Material Weakness and the Risk Assessment Material Weakness, the Company concluded that its disclosure controls and procedures and ICFR were ineffective as of March 31, 2023. As a result, the Company is amending and restating Part I, Item 4 Controls and Procedures in this Form 10-Q/A to update its conclusions regarding the effectiveness of its disclosure controls and procedures and its internal control over financial reporting as of March 31, 2023 as a result of the material weaknesses.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-Q/A certifications of the Company’s principal executive officer and principal financial officer (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1, and 32.2). This Form 10-Q/A should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Form

2 | Q1 2023 Form 10-Q/A

10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures, other than those discussed above. No other portions of the Original Form 10-Q were changed.

Amendments of 2022 Annual Report on Form 10-K and 2023 Quarterly Report on Form 10-Q

In addition to this Form 10-Q/A, the Company is concurrently filing amendments to its Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the period ended June 30, 2023.

3 | Q1 2023 Form 10-Q/A

PART I

ITEM 4. CONTROLS AND PROCEDURES

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

As discussed in our Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting as we have determined that our control was not operating effectively to assess the proper presentation of cash and cash equivalents for our Canada customer funds for financial reporting purposes, including the corresponding customer funds and customer funds obligations and related statements of cash flows presentation as of December 31, 2022, which continues to exist as of March 31, 2023. This material weakness was the result of the control operator not appropriately detecting and correcting the error, as a result of insufficient training.

Further, while reassessing the effectiveness of the Company’s internal control over financial reporting, management identified, in the aggregate, a material weakness related to controls over certain Professional Services and Powerpay revenue accounts as of December 31, 2022, which continues to exist as of March 31, 2023, resulting from an ineffective risk assessment process to properly design and implement controls over (1) certain process level activities related to Powerpay revenue, and (2) information technology access pertaining to a system implemented in September 2022 that adversely impacted the accuracy and completeness of information that is used to measure a component of its Professional Services revenue.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the material weaknesses, management performed additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Accordingly, management believes that the condensed consolidated financial statements included in the Original Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

4 | Q1 2023 Form 10-Q/A

Changes in Internal Control over Financial Reporting

With the exception of the controls implemented in response to the material weaknesses identified above, there were no changes to our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

5 | Q1 2023 Form 10-Q/A

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q/A and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

6 | Q1 2023 Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERIDIAN HCM HOLDING INC.

Date: November 13, 2023	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Noémie C. Heuland
		Name:	Noémie C. Heuland
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

7 | Q1 2023 Form 10-Q/A