Form 10-Q/A
period 2023-06-30
Ceridian HCM Holding Inc.
filed 2023-11-13
CIK 1725057

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

Explanatory Note

Ceridian HCM Holding Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 2, 2023 (the “Original Form 10-Q”) to make certain changes as described below.

Background

As previously disclosed in the Company’s earnings press release furnished as an exhibit to the Current Report on Form 8-K furnished with the SEC on November 1, 2023, the Company recently discovered an error in the presentation of one Canadian bank account balance within “customer funds” and “customer funds obligations” and related items on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 and in the Company’s net cash provided by financing activities within its condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022. There was an understatement of customer funds within current assets and a corresponding understatement of customer funds obligations within current liabilities on the Company’s condensed consolidated balance sheets. As a result, the Company also erroneously presented certain changes related to customer funds and customer funds obligations on the Company’s condensed consolidated statements of cash flows.

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

In light of the Canada Trust Material Weakness and the Risk Assessment Material Weakness, which continue to exist as of June 30, 2023, the Company has performed additional analyses and other procedures to enable management to conclude that the existence of the material weaknesses did not result in a material misstatement of the Company’s previously issued financial statements.

As a result of the Canada Trust Material Weakness and the Risk Assessment Material Weakness, the Company concluded that its disclosure controls and procedures and ICFR were ineffective as of June 30, 2023. As a result, the Company is amending and restating Part I, Item 4 Controls and Procedures in this Form 10-Q/A to update its conclusions regarding the effectiveness of its disclosure controls and procedures and its internal control over financial reporting as of June 30, 2023 a result of the material weaknesses.

2 | Q2 2023 Form 10-Q/A

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-Q/A certifications of the Company’s principal executive officer and principal financial officer (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1, and 32.2). This Form 10-Q/A should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures, other than those discussed above. No other portions of the Original Form 10-Q were changed.

Amendments of 2022 Annual Report on Form 10-K and 2023 Quarterly Report on Form 10-Q

In addition to this Form 10-Q/A, the Company is concurrently filing amendments to its Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the period ended March 31, 2023.

3 | Q2 2023 Form 10-Q/A

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

As discussed in our Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting as we have determined that our control was not operating effectively to assess the proper presentation of cash and cash equivalents for our Canada customer funds for financial reporting purposes, including the corresponding customer funds and customer funds obligations and related statements of cash flows presentation as of December 31, 2022, which continues to exist as of June 30, 2023. This material weakness was the result of the control operator not appropriately detecting and correcting the error, as a result of insufficient training.

Further, while reassessing the effectiveness of the Company’s internal control over financial reporting, management identified, in the aggregate, a material weakness related to controls over certain Professional Services and Powerpay revenue accounts as of December 31, 2022, which continues to exist as of June 30, 2023, resulting from an ineffective risk assessment process to properly design and implement controls over (1) certain process level activities related to Powerpay revenue, and (2) information technology access pertaining to a system implemented in September 2022 that adversely impacted the accuracy and completeness of information that is used to measure a component of its Professional Services revenue.

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

4 | Q2 2023 Form 10-Q/A

Changes in Internal Control over Financial Reporting

With the exception of the controls implemented in response to the material weaknesses identified above, there were no changes to our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

5 | Q2 2023 Form 10-Q/A

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

6 | Q2 2023 Form 10-Q/A

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

7 | Q2 2023 Form 10-Q/A