Form 10-Q
period 2023-09-30
Ceridian HCM Holding Inc.
filed 2023-11-13
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 156,127,011 shares of common stock, $0.01 par value per share, as of November 2, 2023.

Ceridian HCM Holding Inc.

2 | Q3 2023 Form 10-Q

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

3 | Q3 2023 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ceridian HCM Holding Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
(Dollars in millions, except share data)
ASSETS
Current assets:
Cash and equivalents	$510.3	$431.9
Restricted cash	0.8	0.8
Trade and other receivables, net	236.3	180.1
Prepaid expenses and other current assets	119.1	98.0
Total current assets before customer funds	866.5	710.8
Customer funds	5,048.1	4,729.5
Total current assets	5,914.6	5,440.3
Right of use lease assets, net	19.5	24.3
Property, plant, and equipment, net	211.1	174.9
Goodwill	2,270.7	2,280.0
Other intangible assets, net	244.9	281.6
Other assets	282.4	262.4
Total assets	$8,943.2	$8,463.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$7.5	$7.8
Current portion of long-term lease liabilities	6.9	10.0
Accounts payable	66.5	54.3
Deferred revenue	47.8	41.2
Employee compensation and benefits	75.5	97.4
Other accrued expenses	41.5	24.0
Total current liabilities before customer funds obligations	245.7	234.7
Customer funds obligations	5,165.8	4,845.1
Total current liabilities	5,411.5	5,079.8
Long-term debt, less current portion	1,210.9	1,213.4
Employee benefit plans	12.1	17.7
Long-term lease liabilities, less current portion	20.4	23.7
Other liabilities	21.4	19.5
Total liabilities	6,676.3	6,354.1
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par, 500,000,000 shares authorized, 155,978,986 and 153,856,645 shares issued and outstanding, respectively	1.6	1.5
Additional paid in capital	3,123.8	2,965.5
Accumulated deficit	(363.4)	(372.6)
Accumulated other comprehensive loss	(495.1)	(485.0)
Total stockholders’ equity	2,266.9	2,109.4
Total liabilities and stockholders' equity	$8,943.2	$8,463.5

See accompanying notes to condensed consolidated financial statements.

4 | Q3 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions, except share and per share data)
Revenue:
Recurring	$325.4	$263.8	$958.2	$762.8
Professional services and other	52.1	51.8	155.8	147.3
Total revenue	377.5	315.6	1,114.0	910.1
Cost of revenue:
Recurring	80.5	77.1	239.4	234.4
Professional services and other	66.1	61.0	197.0	172.6
Product development and management	53.3	44.8	153.5	125.0
Depreciation and amortization	17.1	13.7	47.4	40.0
Total cost of revenue	217.0	196.6	637.3	572.0
Gross profit	160.5	119.0	476.7	338.1
Selling, general, and administrative	134.0	122.7	382.4	367.2
Operating profit (loss)	26.5	(3.7)	94.3	(29.1)
Interest expense, net	8.9	7.4	27.2	19.9
Other expense, net	5.1	5.9	6.6	11.4
Income (loss) before income taxes	12.5	(17.0)	60.5	(60.4)
Income tax expense	16.3	4.0	51.3	7.8
Net (loss) income	$(3.8)	$(21.0)	$9.2	$(68.2)
Net (loss) income per share:
Basic	$(0.02)	$(0.14)	$0.06	$(0.45)
Diluted	$(0.02)	$(0.14)	$0.06	$(0.45)
Weighted-average shares outstanding:
Basic	155,693,712	153,184,846	155,026,472	152,691,008
Diluted	155,693,712	153,184,846	158,184,807	152,691,008

See accompanying notes to condensed consolidated financial statements.

5 | Q3 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Net (loss) income	$(3.8)	$(21.0)	$9.2	$(68.2)
Items of other comprehensive loss before income taxes:
Change in foreign currency translation adjustment	(19.0)	(48.5)	(12.3)	(80.3)
Change in unrealized loss from invested customer funds	(6.8)	(33.0)	(1.5)	(139.9)
Change in pension liability adjustment (a)	1.5	2.9	4.5	8.9
Other comprehensive loss before income taxes	(24.3)	(78.6)	(9.3)	(211.3)
Income tax (benefit) expense, net	(1.4)	(8.0)	0.8	(34.8)
Other comprehensive loss after income taxes	(22.9)	(70.6)	(10.1)	(176.5)
Comprehensive loss	$(26.7)	$(91.6)	$(0.9)	$(244.7)

(a)
The amount of the pension liability adjustment recognized in the condensed consolidated statements of operations within other expense, net was $1.5 million and $2.9 million during the three months ended September 30, 2023, and 2022, respectively and $4.5 million and $8.7 million during the nine months ended September 30, 2023, and 2022, respectively.

See accompanying notes to condensed consolidated financial statements.

6 | Q3 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(Dollars in millions, except share data)
Balance as of December 31, 2022	153,856,645	$1.5	$2,965.5	$(372.6)	$(485.0)	$2,109.4
Net income	—	—	—	9.9	—	9.9
Issuance of common stock under share-based compensation plans	1,150,281	0.1	14.7	—	—	14.8
Share-based compensation expense	—	—	40.2	—	—	40.2
Foreign currency translation	—	—	—	—	1.2	1.2
Change in unrealized loss, net of tax of ($6.3)	—	—	—	—	17.6	17.6
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of March 31, 2023	155,006,926	$1.6	$3,020.4	$(362.7)	$(465.1)	$2,194.2
Net income	—	—	—	3.1	—	3.1
Issuance of common stock under share-based compensation plans	522,795	—	8.5	—	—	8.5
Share-based compensation expense	—	—	41.5	—	—	41.5
Foreign currency translation	—	—	—	—	5.5	5.5
Change in unrealized loss, net of tax of $4.9	—	—	—	—	(13.7)	(13.7)
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of June 30, 2023	155,529,721	$1.6	$3,070.4	$(359.6)	$(472.2)	$2,240.2
Net loss	—	—	—	(3.8)	—	(3.8)
Issuance of common stock under share-based compensation plans	449,265	—	17.1	—	—	17.1
Share-based compensation	—	—	36.3	—	—	36.3
Foreign currency translation	—	—	—	—	(19.0)	(19.0)
Change in unrealized loss, net of tax of $1.8	—	—	—	—	(5.0)	(5.0)
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of September 30, 2023	155,978,986	$1.6	$3,123.8	$(363.4)	$(495.1)	$2,266.9

7 | Q3 2023 Form 10-Q

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(Dollars in millions, except share data)
Balance as of December 31, 2021	151,995,031	$1.5	$2,860.0	$(309.2)	$(324.8)	$2,227.5
Cumulative-effect adjustments related to the adoption of ASU 2020-06	—	—	(77.7)	10.0	—	(67.7)
Net loss	—	—	—	(27.4)	—	(27.4)
Issuance of common stock under share-based compensation plans	535,418	—	6.0	—	—	6.0
Share-based compensation expense	—	—	35.5	—	—	35.5
Foreign currency translation	—	—	—	—	15.6	15.6
Change in unrealized loss, net of tax of $(18.4)	—	—	—	—	(51.0)	(51.0)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.3	2.3
Balance as of March 31, 2022	152,530,449	$1.5	$2,823.8	$(326.6)	$(357.9)	$2,140.8
Net loss	—	—	—	(19.8)	—	(19.8)
Issuance of common stock under share-based compensation plans	503,145	—	7.3	—	—	7.3
Share-based compensation expense	—	—	38.8	—	—	38.8
Foreign currency translation	—	—	—	—	(47.4)	(47.4)
Change in unrealized loss, net of tax of ($10.0)	—	—	—	—	(27.5)	(27.5)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.1	2.1
Balance as of June 30, 2022	153,033,594	$1.5	$2,869.9	$(346.4)	$(430.7)	$2,094.3
Net loss	—	—	—	(21.0)	—	(21.0)
Issuance of common stock under share-based compensation plans	492,742	—	9.3	—	—	9.3
Share-based compensation	—	—	39.2	—	—	39.2
Foreign currency translation	—	—	—	—	(48.5)	(48.5)
Change in unrealized loss, net of tax of ($8.8)	—	—	—	—	(24.2)	(24.2)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.1	2.1
Balance as of September 30, 2022	153,526,336	$1.5	$2,918.4	$(367.4)	$(501.3)	$2,051.2

See accompanying notes to condensed consolidated financial statements.

8 | Q3 2023 Form 10-Q

Ceridian HCM Holding Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
(Dollars in millions)
Net income (loss)	$9.2	$(68.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	13.9	5.1
Depreciation and amortization	84.1	64.4
Amortization of debt issuance costs and debt discount	3.3	3.0
Provision for doubtful accounts	4.2	2.2
Net periodic pension and postretirement cost	0.9	3.6
Share-based compensation expense	118.0	113.5
Change in fair value of contingent consideration	11.8	3.2
Other	0.3	—
Changes in operating assets and liabilities:
Trade and other receivables	(62.0)	(16.2)
Prepaid expenses and other current assets	(20.1)	(14.0)
Accounts payable and other accrued expenses	8.5	4.5
Deferred revenue	7.5	(3.5)
Employee compensation and benefits	(23.2)	(2.8)
Accrued interest	(0.1)	(0.3)
Accrued taxes	11.0	(0.1)
Other assets and liabilities	(37.7)	(3.6)
Net cash provided by operating activities	129.6	90.8
Cash Flows from Investing Activities
Purchase of customer funds marketable securities	(252.0)	(534.3)
Proceeds from sale and maturity of customer funds marketable securities	326.4	304.2
Expenditures for property, plant, and equipment	(15.4)	(10.4)
Expenditures for software and technology	(72.9)	(54.5)
Other	(1.0)	—
Net cash used in investing activities	(14.9)	(295.0)
Cash Flows from Financing Activities
Increase in customer funds obligations, net	311.0	706.9
Proceeds from issuance of common stock under share-based compensation plans	40.3	22.6
Repayment of long-term debt obligations	(6.0)	(6.3)
Net cash provided by financing activities	345.3	723.2
Effect of exchange rate changes on cash, restricted cash, and equivalents	5.1	(37.8)
Net increase in cash, restricted cash, and equivalents	465.1	481.2
Cash, restricted cash, and equivalents at beginning of period	3,151.2	2,643.3
Cash, restricted cash, and equivalents at end of period	$3,616.3	$3,124.5
Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$510.3	$408.4
Restricted cash	0.8	0.8
Restricted cash and equivalents included in customer funds	3,105.2	2,715.3
Total cash, restricted cash, and equivalents	$3,616.3	$3,124.5

See accompanying notes to condensed consolidated financial statements.

9 | Q3 2023 Form 10-Q

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

In the opinion of management, the unaudited condensed consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to the condensed consolidated financial statements) necessary to present fairly in all material respects the financial position, results of operations, comprehensive income (loss), and cash flows from all periods presented. Interim results are not necessarily indicative of results for a full year.

Immaterial Correction of Prior Period Error

We recently discovered an error in the presentation of one Canadian bank account balance within “customer funds” and “customer funds obligations” and related items on the Company’s condensed consolidated balance sheet as of December 31, 2022 and in the Company’s net cash provided by financing activities within its condensed consolidated statement of cash flows for the nine months ended September 30, 2022. There was an understatement of customer funds within current assets and a corresponding understatement of customer funds obligations within current liabilities on the Company’s condensed consolidated balance sheets. As a result, the Company also erroneously presented certain changes related to customer funds and customer funds obligations on the Company’s condensed consolidated statements of cash flows. The line items affected include “customer funds” and “customer funds obligations” on our condensed consolidated balance sheets. The line items affected also include “increase (decrease) in customer funds obligations, net,” effect of exchange rate changes on cash, restricted cash, and equivalents,” “cash, restricted cash, and equivalents,” and “restricted cash and equivalents included in customer funds,” and “effect of exchange rate changes on cash, restricted cash, and equivalents” on our condensed consolidated statements of cash flows. The amounts impacted by the correction are summarized as follows:

Condensed Consolidated Balance Sheets
(Selected financial statement line items only)
	December 31, 2022
	As reported	As restated	Change
	(Dollars in millions)
Customer funds	$4,183.2	$4,729.5	$546.3
Customer funds obligations	4,298.8	4,845.1	546.3

10 | Q3 2023 Form 10-Q

Condensed Consolidated Statements of Cash Flows
(Selected financial statement line items only)
	Nine Months Ended September 30, 2022
	As reported	As restated	Change
	(Dollars in millions)
Increase in customer funds obligations, net	$1,010.4	$706.9	$(303.5)
Effect of exchange rate changes on cash, restricted cash, and equivalents	(8.1)	(37.8)	(29.7)
Cash, restricted cash, and equivalents at beginning of period	1,952.8	2,643.3	690.5
Cash, restricted cash, and equivalents at end of period	2,767.2	3,124.5	357.3
Restricted cash and equivalents included in customer funds	2,358.0	2,715.3	357.3

Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, included within other assets on our condensed consolidated balance sheets were $176.7 million and $151.2 million as of September 30, 2023, and December 31, 2022, respectively. Amortization expense for the deferred costs was $5.3 million and $13.1 million for the three months ended September 30, 2023, and 2022, respectively, and $15.0 million and $38.5 million for the nine months ended September 30, 2023, and 2022, respectively.

Recently Issued and Adopted Accounting Pronouncements from the Financial Accounting Standards Board

There were no recently adopted accounting standards that had a material effect on our condensed consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on our condensed consolidated financial statements and accompanying disclosures.

3. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	September 30, 2023
	Level 1	Level 2		Level 3		Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$1,942.9	(a)	$—		$1,942.9
Total assets measured at fair value	$—	$1,942.9		$—		$1,942.9

Liabilities
DataFuzion contingent consideration	$—	$—		$22.4	(b)	$22.4
Total liabilities measured at fair value	$—	$—		$22.4		$22.4

	December 31, 2022
	Level 1	Level 2		Level 3		Total
	(Dollars in millions)
Assets
Available for sale customer funds assets	$—	$2,011.0	(a)	$—		$2,011.0
Total assets measured at fair value	$—	$2,011.0		$—		$2,011.0

Liabilities
DataFuzion contingent consideration	$—	$—		$10.6	(b)	$10.6
Total liabilities measured at fair value	$—	$—		$10.6		$10.6

(a)
Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

11 | Q3 2023 Form 10-Q

(b)
For the contingent consideration related to the 2021 acquisition of certain assets and liabilities of DataFuzion HCM, Inc. ("DataFuzion"), we utilize an option pricing model, specifically a Black-Scholes-Merton model, to estimate the fair value of the contingent liability as of the reporting dates. This model uses certain assumptions related to risk-free rates and volatility as well as certain judgments in forecasting annual recurring revenue. The contingent consideration has been measured as Level 3 given the unobservable inputs that are significant to the measurement of liability. As of September 30, 2023, $11.0 million of the contingent consideration is included within other accrued expenses in our condensed consolidated balance sheets and as of September 30, 2023 and December 31, 2022, $11.4 million and $10.6 million of the contingent consideration is included within other liabilities in our condensed consolidated balance sheets, respectively.

Due to the remeasurement of the DataFuzion contingent consideration, we recognized expense of $4.6 million and $1.2 million for the three months ended September 30, 2023, and 2022, respectively, and $11.8 million and $3.2 million for the nine months ended September 30, 2023, and 2022, respectively, within selling, general, and administrative expense in our condensed consolidated statements of operations.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2023 and year ended December 31, 2022, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.
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

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $38.8 million and $21.3 million for the three months ended September 30, 2023, and 2022, respectively, and $127.5 million and $47.4 million for nine months ended September 30, 2023, and 2022, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

12 | Q3 2023 Form 10-Q

The amortized cost of customer funds as of September 30, 2023, and December 31, 2022, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	September 30, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$3,093.8	$—	$—	$3,093.8
Available for sale investments:
U.S. government and agency securities	731.0	—	(50.6)	680.4
Canadian and provincial government securities	383.3	—	(20.8)	362.5
Corporate debt securities	629.6	0.1	(36.0)	593.7
Asset-backed securities	195.7	—	(6.2)	189.5
Mortgage-backed securities	31.6	—	(1.3)	30.3
Other short-term investments	15.9	—	—	15.9
Other securities	75.2	—	(4.6)	70.6
Total available for sale investments	2,062.3	0.1	(119.5)	1,942.9
Invested customer funds	5,156.1	$0.1	$(119.5)	5,036.7
Receivables	11.6			11.4
Total customer funds	$5,167.7			$5,048.1

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(Dollars in millions)
Money market securities, investments carried at cost and other cash equivalents	$2,698.7	$—	$—	$2,698.7
Available for sale investments:
U.S. government and agency securities	721.3	—	(53.1)	668.2
Canadian and provincial government securities	438.7	0.1	(17.8)	421.0
Corporate debt securities	653.8	0.5	(35.5)	618.8
Asset-backed securities	169.6	0.1	(6.1)	163.6
Mortgage-backed securities	14.5	—	(0.7)	13.8
Other short-term investments	57.0	—	—	57.0
Other securities	74.4	—	(5.9)	68.6
Total available for sale investments	2,129.3	0.7	(119.1)	2,011.0
Invested customer funds	4,828.0	$0.7	$(119.1)	4,709.7
Receivables	20.0			19.8
Total customer funds	$4,848.0			$4,729.5

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2023
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(Dollars in millions)
U.S. government and agency securities	$(2.0)	$103.3	$(48.6)	$574.0	$(50.6)	$677.3
Canadian and provincial government securities	(4.0)	118.1	(16.8)	242.1	(20.8)	360.2
Corporate debt securities	(3.3)	136.5	(32.7)	460.3	(36.0)	596.8
Asset-backed securities	(1.4)	75.9	(4.8)	102.0	(6.2)	177.9
Mortgage-backed securities	(0.3)	18.3	(1.0)	11.9	(1.3)	30.2
Other securities	(0.1)	2.8	(4.5)	66.9	(4.6)	69.7
Total available for sale investments	$(11.1)	$454.9	$(108.4)	$1,457.2	$(119.5)	$1,912.1

13 | Q3 2023 Form 10-Q

Management does not believe that any individual unrealized loss was unrecoverable as of September 30, 2023. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at September 30, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$3,444.8	$3,438.5
Due in one to three years	857.6	801.9
Due in three to five years	758.2	704.6
Due after five years	95.5	91.7
Invested customer funds	$5,156.1	$5,036.7

5. Leases

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	September 30, 2023	December 31, 2022
		(Dollars in millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$0.9	$0.1
Operating lease assets	Prepaid expenses and other current assets	2.7	2.8
Operating lease assets	Right of use lease assets, net	19.5	24.3
Financing lease assets	Property, plant, and equipment, net	6.0	7.0
Total lease assets		$29.1	$34.2
LIABILITIES
Current
Financing lease liabilities	Current portion of long-term debt	$0.8	$1.0
Operating lease liabilities	Current portion of long-term lease liabilities	6.9	10.0
Noncurrent
Financing lease liabilities	Long-term debt, less current portion	6.7	7.4
Operating lease liabilities	Long-term lease liabilities, less current portion	20.4	23.7
Total lease liabilities		$34.8	$42.1

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost	(Dollars in millions)
Operating lease cost	$2.1	$2.5	$7.0	$7.4
Financing lease cost:
Depreciation of lease assets	0.4	0.3	1.3	1.0
Interest on lease liabilities	—	0.1	0.2	0.3
Sublease income	(0.1)	(0.1)	(0.3)	(0.3)
Total lease cost, net	$2.4	$2.8	$8.2	$8.4

14 | Q3 2023 Form 10-Q

6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill and changes therein were as follows:

(Dollars in millions)
Balance at December 31, 2022	$2,280.0
Foreign currency translation	(9.3)
Balance at September 30, 2023	$2,270.7

Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$295.7	$(234.2)	$61.5	4-12
Trade name	183.0	(20.1)	162.9	2-5 and Indefinite
Technology	211.5	(191.0)	20.5	3-5
Total other intangible assets	$690.2	$(445.3)	$244.9

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Life Range (Years)
	(Dollars in millions)
Customer lists and relationships	$299.8	$(228.6)	$71.2	4-12
Trade name	183.4	(4.7)	178.7	3-5 and Indefinite
Technology	213.5	(181.8)	31.7	3-5
Total other intangible assets	$696.7	$(415.1)	$281.6

In the third quarter of 2023, our Board of Directors approved plans to transition our Company’s name and branding to Dayforce. Given the significance of this transition, we assessed the impact on the carrying amount of $167.2 million related to our Ceridian® trade name intangible asset to determine whether an impairment exists, and/or if the asset is deemed to have a finite life and should be amortized. It was determined that the Ceridian trade name is not impaired, but the asset is now deemed to have a finite life of two years and began being amortized in the third quarter of 2023.

As of October 1 each year, we perform an impairment assessment of our Dayforce® trade name indefinite-lived intangible asset, which has a carrying value of $4.4 million as of September 30, 2023. We continue to evaluate the use of this trade name in our sales and marketing efforts. If there is a fundamental shift in the method of our branding in the future, we will assess the impact on the carrying amount of this asset to determine whether an impairment exists. If it is determined that an impairment has occurred, it would be recognized during the period in which the decision was made to make the fundamental shift.

Amortization expense related to definite-lived intangible assets was $20.5 million and $7.5 million for the three months ended September 30, 2023, and 2022, respectively, and $32.7 million and $22.9 million for the nine months ended September 30, 2023, and 2022, respectively.

15 | Q3 2023 Form 10-Q

7. Debt

Overview

Our debt obligations consisted of the following:

	September 30,	December 31,
	2023	2022
	(Dollars in millions)
Term Debt, interest rate of 7.9% and 6.9%, respectively	$646.0	$651.1
Revolving Credit Facility ($300 million available capacity less amounts reserved for letters of credit, which were $1.2 million and $1.4 million, respectively)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Australia Line of Credit (AUD $0.7 million and $1.5 million letter of credit capacity, respectively, which were fully utilized; USD $0.5 million and USD $1.0 million, respectively)	—	—
Financing lease liabilities (Note 5)	7.5	8.4
Total debt	1,228.5	1,234.5
Less unamortized discount on Term Debt	0.5	0.6
Less unamortized debt issuance costs on Term Debt and Convertible Senior Notes	9.6	12.7
Less current portion of long-term debt	7.5	7.8
Long-term debt, less current portion	$1,210.9	$1,213.4

Accrued interest and fees related to the debt obligations was $0.5 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively, and is included within other accrued expenses in our condensed consolidated balance sheets.

Senior Secured Credit Facility

On April 30, 2018, we completed the refinancing of our debt by entering into a new credit agreement. Pursuant to the terms of the new credit agreement, we became borrower of (i) a $680.0 million term loan debt facility (the “Term Debt”) and (ii) a $300.0 million revolving credit facility (the “Revolving Credit Facility”, and collectively with the Term Debt, the “Senior Secured Credit Facility”). Our obligations under the Senior Secured Credit Facility are secured by first priority security interests in substantially all of our assets and the domestic subsidiary guarantors, subject to permitted liens and certain exceptions.

The Term Debt and Revolving Credit Facility will mature on April 30, 2025 and January 29, 2025, respectively. We are required to make annual amortization payments in respect of the Term Debt in an amount equal to 1.00% of the original principal amount thereof, payable in equal quarterly installments of 0.25% of the original principal amount of the first lien term debt. On August 1, 2023, we completed the third amendment to our Senior Secured Credit Facility, which replaced LIBOR with Secured Overnight Financing Rate ("SOFR"). All outstanding LIBOR borrowings under the Senior Secured Credit Facility will continue to bear interest at LIBOR until the end of the current interest period or payment period. The Revolving Credit Facility does not require amortization payments.

Convertible Senior Notes

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, and pursuant to exemptions from the prospectus requirements of applicable Canadian securities laws, including the exercise in full by the initial purchasers of their option to purchase an additional $75.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (collectively, the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 0.25% per year and interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Senior Notes mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, were $561.8 million.

16 | Q3 2023 Form 10-Q

The following table presents details of the Convertible Senior Notes:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price per Share

Convertible Senior Notes	7.5641 shares	$132.20

The Convertible Senior Notes will be convertible at the option of the holders at any time only under certain circumstances as outlined in Note 9, “Debt,” to our audited consolidated financial statements in our 2022 Form 10-K. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of September 30, 2023.

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

The Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $567.5 million as of September 30, 2023, with principal of $575.0 million, net of issuance costs of $7.5 million. The Convertible Senior Notes are included within Long-term debt, less current portion in our condensed consolidated balance sheets as of September 30, 2023. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

Interest expense recognized related to the Convertible Senior Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Contractual interest expense	$0.4	$0.4	$1.1	$1.0
Amortization of debt issuance costs	0.7	0.6	2.1	2.0
Total	$1.1	$1.0	$3.2	$3.0

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

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2023	$1.7
2024	6.8
2025	637.5
2026	575.0
$1,221.0

17 | Q3 2023 Form 10-Q

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at September 30, 2023. The fair value of the Term Debt was based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1,151.9 million and $1,142.3 million as of September 30, 2023, and December 31, 2022, respectively.

8. Employee Benefit Plans

The components of net periodic cost (gain) for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Periodic Pension Cost	(Dollars in millions)
Interest cost	$4.2	$2.2	$12.8	$6.6
Actuarial loss amortization	2.0	3.4	6.2	10.2
Less: Expected return on plan assets	(5.6)	(4.0)	(16.7)	(11.9)
Net periodic pension cost	$0.6	$1.6	$2.3	$4.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Periodic Postretirement Benefit	(Dollars in millions)
Interest cost	$0.1	$0.1	$0.3	$0.2
Actuarial gain amortization	(0.5)	(0.5)	(1.7)	(1.5)
Net periodic postretirement benefit gain	$(0.4)	$(0.4)	$(1.4)	$(1.3)

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

As of September 30, 2023, there were 738,370 stock options and RSUs outstanding under the 2013 SIP and there were 11,998,634 stock options, RSUs, and PSUs outstanding and 11,704,190 shares available for future grants of equity awards under the 2018 EIP.

Total share-based compensation expense was $36.3 million and $39.2 million for the three months ended September 30, 2023, and 2022, respectively, and $118.0 million and $113.5 million for nine months ended September 30, 2023, and 2022, respectively.

18 | Q3 2023 Form 10-Q

Performance-Based Stock Options

Performance-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	1,760,438	$66.10	7.4	$0.1
Granted	—	—	—	—
Exercised	(3,857)	(40.32)	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2023	1,756,581	$65.26	6.6	$4.5
Exercisable at September 30, 2023	256,581	$65.26	6.8	$0.7

As of September 30, 2023, there is no unrecognized expense related to unvested performance-based stock option awards.

Performance Stock Units

PSU activity was as follows:

Shares
Outstanding at December 31, 2022	706,467
Granted	662,723
Vested and released	(270,948)
Forfeited or canceled	(137,633)
Outstanding at September 30, 2023	960,609
Releasable at September 30, 2023	95,066

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

As of September 30, 2023, there was $32.6 million of share-based compensation expense related to unvested PSUs not yet recognized.

Restricted Stock Units

RSU activity was as follows:

Shares
Outstanding at December 31, 2022	2,890,817
Granted	1,748,812
Vested and released	(960,885)
Forfeited or canceled	(187,378)
Outstanding at September 30, 2023	3,491,366
Releasable at September 30, 2023	752,151

As of September 30, 2023, there was $146.0 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted-average period of 1.6 years.

19 | Q3 2023 Form 10-Q

Term-Based Stock Options

Term-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	7,296,086	$50.59	6.4	$117.4
Granted	—	—	—	—
Exercised	(700,872)	(42.89)	—	—
Forfeited or expired	(66,005)	(64.63)	—	—
Outstanding at September 30, 2023	6,529,209	$51.28	5.7	$121.3
Exercisable at September 30, 2023	5,728,019	$48.09	5.5	$120.2

As of September 30, 2023, there was $14.6 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted-average period of 0.3 years.

Global Employee Stock Purchase Plan

We maintain the Ceridian HCM Holding Inc. Global Employee Stock Purchase Plan (“GESPP”) pursuant to which we have shares reserved for the issuance of common stock to eligible participants through quarterly purchases via payroll deductions. A total of 1,472,021 shares of common stock are available for future issuances under the plan as of September 30, 2023. The purchase price is the lower of 85% of the fair market value of a share of common stock on (i) January 1 or (ii) the purchase date.

Our GESPP activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2023	62,584	$62.24
June 30, 2023	59,627	56.92
September 30, 2023	64,488	52.33

20 | Q3 2023 Form 10-Q

10. Revenue

Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Revenue:
Recurring revenue:
Dayforce recurring	$279.6	$207.8	$819.0	$590.7
Powerpay® recurring	24.0	22.6	72.2	66.5
Total Cloud recurring	303.6	230.4	891.2	657.2
Other recurring	21.8	33.4	67.0	105.6
Total recurring revenue	325.4	263.8	958.2	762.8
Professional services and other	52.1	51.8	155.8	147.3
Total revenue	$377.5	$315.6	$1,114.0	$910.1

Recurring revenue includes float revenue of $38.8 million and $21.3 million for the three months ended September 30, 2023, and 2022, respectively, and $127.5 million and $47.4 million for the nine months ended September 30, 2023, and 2022, respectively.

Contract Balances

A contract asset is generally recorded when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Contract assets were $81.5 million and $68.5 million as of September 30, 2023, and December 31, 2022, respectively. Contract assets expected to be recognized in revenue within twelve months are included within prepaid expenses and other current assets, with the remaining contract assets included within other assets on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Deferred revenue, beginning of period	$41.2	$48.7
New billings	572.8	483.2
Revenue recognized	(542.5)	(486.5)
Effect of exchange rate	(23.7)	(2.8)
Deferred revenue, end of period	$47.8	$42.6

Transaction Price for Remaining Performance Obligations

As of September 30, 2023, approximately $1,181.1 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

21 | Q3 2023 Form 10-Q

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2022	$(234.0)	$(96.4)	$(154.6)	$(485.0)
Other comprehensive income before income taxes and reclassifications	(12.3)	(1.5)	—	(13.8)
Income tax expense	—	0.4	(1.2)	(0.8)
Reclassifications to earnings	—	—	4.5	4.5
Other comprehensive income	(12.3)	(1.1)	3.3	(10.1)
Balance as of September 30, 2023	$(246.3)	$(97.5)	$(151.3)	$(495.1)

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of September 30, 2023, we have a valuation allowance of $48.1 million against certain deferred tax assets consisting of $31.0 million for deferred taxes attributable to previous business combinations, and $17.1 million attributable to state and foreign net operating loss carryovers.

We recorded income tax expense of $51.3 million during the nine months ended September 30, 2023, which included tax expense of $12.7 million attributable to current operations, $14.2 million attributable to share-based compensation, $5.1 million attributable to the U.S. Base Erosion Anti-Abuse Tax, $4.2 million attributable to international tax rate differences, $4.1 million attributable to Global Intangible Low Taxed Income, and $3.8 million attributable to U.S. state taxes.

There were no unrecognized tax benefits as of September 30, 2023, and December 31, 2022. We make adjustments to these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

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

22 | Q3 2023 Form 10-Q

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

14. Net (Loss) Income per Share

We compute net (loss) income per share of common stock using the treasury stock method. The basic and diluted net (loss) income per share computations were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions, except share and per share data)
Numerator:
Net (loss) income	$(3.8)	$(21.0)	$9.2	$(68.2)

Denominator:
Weighted-average shares outstanding - basic	155,693,712	153,184,846	155,026,472	152,691,008
Effect of dilutive equity instruments	—	—	3,158,335	—
Weighted-average shares outstanding - diluted	155,693,712	153,184,846	158,184,807	152,691,008

Net (loss) income per share - basic	$(0.02)	$(0.14)	$0.06	$(0.45)
Net (loss) income per share - diluted	$(0.02)	$(0.14)	$0.06	$(0.45)

The following potentially dilutive weighted-average shares were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	3,051,487	5,356,629	2,447,755	5,633,051
Restricted stock units	566,712	1,831,846	64,406	1,359,481
Performance stock units	570,045	1,430,383	352	1,370,918

23 | Q3 2023 Form 10-Q

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of September 30, 2023 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principal amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the three and nine months ended September 30, 2023 was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

24 | Q3 2023 Form 10-Q

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

Dayforce provides HR, payroll, benefits, workforce management, and talent management functionality. Our platform is used by organizations of all sizes, from small businesses to global organizations, regardless of industry, to optimize management of the entire employee lifecycle, including attracting, engaging, paying, deploying, and developing their people. Dayforce was built as a single application from the ground up that combines a modern, consumer-grade user experience with proprietary application architecture, including a single employee record and a rules engine spanning all areas of HCM. Dayforce provides continuous real-time calculations across all modules to enable, for example, payroll administrators access to data through the entire pay period, and managers access to real-time data to optimize work schedules. Our platform is designed to drive efficiencies for our customers and their employees by improving HCM decision-making processes, streamlining workflows, revealing strategic organizational insights, and simplifying legislative compliance. The platform is designed to ease administrative work for both employees and managers, creating opportunities for companies to increase employee engagement. We sell Dayforce through our direct sales force on a subscription per-employee, per-month ("PEPM") basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter.

Dayforce Wallet is a digital payment solution for customers' employees that gives employees instant access to their net earnings. With Dayforce Wallet, employees’ funds are loaded onto a paycard, which when used, generates interchange fee revenue. As of September 30, 2023, we had more than 1,760 customers signed onto Dayforce Wallet, over 1,060 customers live on the product, and an average registration rate above 55% of all eligible employees.

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

25 | Q3 2023 Form 10-Q

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

Recent Events

In the third quarter of 2023, our Board of Directors approved plans to transition our Company’s name and branding to Dayforce, expected to begin in the first quarter of 2024. Over the course of 2024, we expect that Ceridian HCM Holding Inc. and its global operating entities will evolve to reflect the Dayforce brand.

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

Constant Currency Revenue

We present percentage change in revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.34, with a daily range of $1.31 to $1.37, for the three months ended September 30, 2023, compared to $1.30, with a daily range of $1.28 to $1.38 for the three months ended September 30, 2022. As of September 30, 2023, the U.S. dollar to Canadian dollar foreign exchange rate was $1.36.

26 | Q3 2023 Form 10-Q

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

Results of Operations

Three Months Ended September 30, 2023 Compared With Three Months Ended September 30, 2022

	Three Months Ended September 30,		Increase/(Decrease)		Percentage of Revenue
	2023	2022	Amount	%	2023	2022
	(Dollars in millions)
Revenue:
Recurring
Cloud	$303.6	$230.4	$73.2	31.8%	80.4%	73.0%
Other	21.8	33.4	(11.6)	(34.7)%	5.8%	10.6%
Total recurring	325.4	263.8	61.6	23.4%	86.2%	83.6%
Professional services and other	52.1	51.8	0.3	0.6%	13.8%	16.4%
Total revenue	377.5	315.6	61.9	19.6%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	69.9	64.3	5.6	8.7%	18.5%	20.4%
Other	10.6	12.8	(2.2)	(17.2)%	2.8%	4.1%
Total recurring	80.5	77.1	3.4	4.4%	21.3%	24.4%
Professional services and other	66.1	61.0	5.1	8.4%	17.5%	19.3%
Product development and management	53.3	44.8	8.5	19.0%	14.1%	14.2%
Depreciation and amortization	17.1	13.7	3.4	24.8%	4.5%	4.3%
Total cost of revenue	217.0	196.6	20.4	10.4%	57.5%	62.3%
Gross profit	160.5	119.0	41.5	34.9%	42.5%	37.7%
Selling and marketing	61.8	62.6	(0.8)	(1.3)%	16.4%	19.8%
General and administrative	72.2	60.1	12.1	20.1%	19.1%	19.0%
Operating profit (loss)	26.5	(3.7)	30.2	816.2%	7.0%	(1.2)%
Interest expense, net	8.9	7.4	1.5	20.3%	2.4%	2.3%
Other expense, net	5.1	5.9	(0.8)	(13.6)%	1.4%	1.9%
Income (loss) before income taxes	12.5	(17.0)	29.5	173.5%	3.3%	(5.4)%
Income tax expense	16.3	4.0	12.3	307.5%	4.3%	1.3%
Net loss	$(3.8)	$(21.0)	$17.2	81.9%	(1.0)%	(6.7)%
Net profit margin (a)	(1.0)%	(6.7)%
Adjusted EBITDA (b)	$107.2	$63.5	$43.7	68.8%	28.4%	20.1%

(a)
Net profit margin is determined by calculating the percentage that net loss is of total revenue.
(b)
Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

27 | Q3 2023 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended September 30,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2023	2022	2023 vs. 2022		2023 vs. 2022
	(Dollars in millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$245.6	$191.0	28.6%	(0.3)%	28.9%
Dayforce float	34.0	16.8	102.4%	(1.3)%	103.7%
Total Dayforce recurring	279.6	207.8	34.6%	(0.3)%	34.9%
Powerpay recurring, excluding float	19.6	19.3	1.6%	(3.1)%	4.7%
Powerpay float	4.4	3.3	33.3%	(4.3)%	37.6%
Total Powerpay recurring	24.0	22.6	6.2%	(3.3)%	9.5%
Total Cloud recurring	303.6	230.4	31.8%	(0.6)%	32.4%
Other recurring (b)	21.8	33.4	(34.7)%	(1.6)%	(33.1)%
Total recurring revenue	325.4	263.8	23.4%	(0.7)%	24.1%
Professional services and other (c)	52.1	51.8	0.6%	(0.4)%	1.0%
Total revenue	$377.5	$315.6	19.6%	(0.7)%	20.3%

(a)
We have calculated percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of percentage change in revenue on a constant currency basis.
(b)
Other recurring contains solutions previously described as Bureau. Float attributable to this solution was $0.4 million and $1.2 million for the three months ended September 30, 2023, and 2022, respectively.
(c)
For the three months ended September 30, 2023, Professional services and other consisted of $48.2 million, $3.8 million, and $0.1 million associated with Dayforce, Other, and Powerpay, respectively. For the three months ended September 30, 2022, Professional services and other consisted of $46.4 million, $5.3 million, and $0.1 million associated with Dayforce, Other, and Powerpay, respectively.

Total revenue increased $61.9 million, or 19.6%, to $377.5 million for the three months ended September 30, 2023, compared to $315.6 million for the three months ended September 30, 2022. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 8.5% to 6,346 at September 30, 2023 from 5,848 at September 30, 2022. Additionally, for the trailing twelve months ended September 30, 2023, Dayforce recurring revenue per customer grew to $138,838 compared to $118,348 for the comparable period in 2022.1 Please refer to the “Non-GAAP Financial Measures” section for discussion of Dayforce recurring revenue per customer.

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we have been expanding within the enterprise segment, as well as more customers purchasing the comprehensive suite of Dayforce functionality. Additionally, tax migration from legacy infrastructure to the same platform as Dayforce contributed approximately 450 basis points of growth for the three months ended September 30, 2023 to Dayforce recurring revenue, excluding float. The increase in float revenue is driven by an increase in average yield of 160 basis points compared to the three months ended September 30, 2022, in addition to a 3.9% increase in average float balance for our customer funds for the three months ended September 30, 2023, which increased to $4.02 billion, compared to $3.87 billion for the three months ended September 30, 2022.

Cost of revenue. Total cost of revenue for the three months ended September 30, 2023, was $217.0 million, an increase of $20.4 million, or 10.4%, compared to the three months ended September 30, 2022.

1 Excluding float revenue, the impact of lower employment levels due to the COVID-19 pandemic, Ascender and ADAM HCM revenue and on a constant currency basis. Please refer to the “Non-GAAP Financial Measures” section for discussion of revenue on a constant currency basis.

28 | Q3 2023 Form 10-Q

Recurring cost of revenue for the three months ended September 30, 2023, increased $3.4 million, or 4.4%, compared with the three months ended September 30, 2022, primarily due to additional labor-related costs incurred to support the growing Dayforce customer base globally, partially offset by a reduction in severance and restructuring costs related to the integration of acquisitions and re-balancing of resources across our global footprint during the three months ended September 30, 2022.

Professional services and other cost of revenue increased $5.1 million, or 8.4%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to increased labor-related costs incurred to take new customers live.

Product development and management expense increased $8.5 million, or 19.0%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase primarily reflects additional personnel costs. For the three months ended September 30, 2023, and 2022, our investment in software development was $51.4 million and $42.0 million, respectively, consisting of $28.9 million and $24.3 million, of research and development expense, and $22.5 million and $17.7 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased $3.4 million, or 24.8%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended September 30,
	2023	2022
Total gross margin	42.5%	37.7%
Gross margin by solution:
Cloud recurring	77.0%	72.1%
Other recurring	51.4%	61.7%
Professional services and other	(26.9)%	(17.8)%

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

Total gross margin for the three months ended September 30, 2023 increased 480 basis points compared to total gross margin for the three months ended September 30, 2022 and gross profit increased by $41.5 million, or 34.9% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the $61.9 million or 19.6% increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 77.0% for the three months ended September 30, 2023, compared to 72.1% for the three months ended September 30, 2022. Excluding the impact of share-based compensation and related employer taxes and certain other items, Adjusted Cloud recurring gross margin increased by 350 basis points to 78.3%. The increase in Cloud recurring gross margin was primarily due to the increase in float revenue and reduction in severance expense associated with the re-balancing of resources across our global footprint in 2022. The increase is also due to the growth of the proportion of Dayforce customers live for more than two years, which increased from 80% as of September 30, 2022 to 82% as of September 30, 2023. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted Cloud recurring gross margin and additional information on the excluded items.

Professional services and other gross margin was (26.9)% for the three months ended September 30, 2023, compared to (17.8)% for the three months ended September 30, 2022, reflecting additional costs to take new customers live.

29 | Q3 2023 Form 10-Q

Selling, general, and administrative expense. Selling, general, and administrative expense increased $11.3 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This reflects an increase of $12.1 million in general and administrative expense and a reduction of $0.8 million in sales and marketing expense. The increase in general and administrative expense is driven by an increase in amortization expense, an increase the remeasurement of the DataFuzion contingent consideration, and other employee-related costs, partially offset by a reduction in share-based compensation. In the third quarter of 2023, our Board of Directors approved plans to transition our Company’s name and branding to Dayforce. Given the significance of this transition, we assessed the impact on the carrying amount of $167.2 million related to our Ceridian® trade name intangible asset. It was determined that the Ceridian trade name is now deemed to have a finite life of two years and began being amortized in the third quarter of 2023, leading to this increase in amortization expense for the three months ended September 30, 2023. The reduction in sales and marketing expense is primarily driven by a reduction in commission expense due to increasing the expected period of benefit of our deferred sales commissions from five years to ten years, partially offset by an increase in investment in our sales force in order to support our growth initiatives.

Operating profit (loss). Operating profit for the three months ended September 30, 2023, was $26.5 million, compared to operating loss of $3.7 million for the three months ended September 30, 2022. The $30.2 million change was primarily due to the increase in revenue, including float revenue, gross margin expansion, and the reduction in commission expense. Partially offsetting these factors was increased cost of revenue and an increase in amortization expense. Adjusted operating profit increased by $39.3 million to $89.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted operating profit and additional information on the excluded items.

Interest expense, net. Interest expense, net was $8.9 million and $7.4 million for the three months ended September 30, 2023, and 2022, respectively. The increase was primarily due to an increase in interest expense on our Term Debt due to the increase in applicable reference rates, partially offset by an increase in interest income.

Other expense, net. For the three months ended September 30, 2023, and 2022, we incurred other expense, net of $5.1 million and $5.9 million, respectively. Other expense, net was primarily comprised of foreign currency translation (gains) losses and net periodic pension expense.

Income tax expense. For the three months ended September 30, 2023, and 2022, we recorded income tax expense of $16.3 million and $4.0 million, respectively. The increase in income tax expense was primarily due to a $6.2 million increase attributable to current operations, a $3.3 million increase attributable to Global Intangible Low Taxed Income, and a $2.9 million increase attributable to international tax rate differences.

Net loss. We realized net loss of $3.8 million for the three months ended September 30, 2023, compared to $21.0 million for the three months ended September 30, 2022. Net loss decreased due to the increase in revenue, including float revenue, gross margin expansion, and the reduction in commission expense, partially offset by increases in amortization expense and income tax expense. As noted above, we began amortizing our Ceridian trade name intangible asset in the third quarter of 2023, leading to this increase in amortization expense. For the three months ended September 30, 2023 and 2022, net profit margin was (1.0)% and (6.7)%, respectively.

Adjusted EBITDA. Adjusted EBITDA increased by $43.7 million to $107.2 million, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and Adjusted EBITDA margin was 28.4% for the three months ended September 30, 2023, compared to 20.1% for the three months ended September 30, 2022. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin and additional information on the excluded items.

30 | Q3 2023 Form 10-Q

Nine Months Ended September 30, 2023 Compared With Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Increase/(Decrease)		Percentage of Revenue
	2023	2022	Amount	%	2023	2022
	(Dollars in millions)
Revenue:
Recurring
Cloud	$891.2	$657.2	$234.0	35.6%	80.0%	72.2%
Other	67.0	105.6	(38.6)	(36.6)%	6.0%	11.6%
Total recurring	958.2	762.8	195.4	25.6%	86.0%	83.8%
Professional services and other	155.8	147.3	8.5	5.8%	14.0%	16.2%
Total revenue	1,114.0	910.1	203.9	22.4%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	204.8	189.1	15.7	8.3%	18.4%	20.8%
Other	34.6	45.3	(10.7)	(23.6)%	3.1%	5.0%
Total recurring	239.4	234.4	5.0	2.1%	21.5%	25.8%
Professional services and other	197.0	172.6	24.4	14.1%	17.7%	19.0%
Product development and management	153.5	125.0	28.5	22.8%	13.8%	13.7%
Depreciation and amortization	47.4	40.0	7.4	18.5%	4.3%	4.4%
Total cost of revenue	637.3	572.0	65.3	11.4%	57.2%	62.9%
Gross profit	476.7	338.1	138.6	41.0%	42.8%	37.1%
Selling and marketing	177.5	183.4	(5.9)	(3.2)%	15.9%	20.2%
General and administrative	204.9	183.8	21.1	11.5%	18.4%	20.2%
Operating profit (loss)	94.3	(29.1)	123.4	424.1%	8.5%	(3.2)%
Interest expense, net	27.2	19.9	7.3	36.7%	2.4%	2.2%
Other expense, net	6.6	11.4	(4.8)	(42.1)%	0.6%	1.3%
Income (loss) before income taxes	60.5	(60.4)	120.9	200.2%	5.4%	(6.6)%
Income tax expense	51.3	7.8	43.5	557.7%	4.6%	0.9%
Net income (loss)	$9.2	$(68.2)	$77.4	113.5%	0.8%	(7.5)%
Net profit margin (a)	0.8%	(7.5)%	8.3%	111.0%
Adjusted EBITDA (b)	$311.0	$182.7	$128.3	70.2%	27.9%	20.1%

(a)
Net profit margin is determined by calculating the percentage that net income (loss) is of total revenue.
(b)
Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin, non-GAAP financial measures.

31 | Q3 2023 Form 10-Q

	Nine Months Ended September 30,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2023	2022	2023 vs. 2022		2023 vs. 2022
	(Dollars in millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$706.5	$554.5	27.4%	(1.2)%	28.6%
Dayforce float	112.5	36.2	210.8%	(3.6)%	214.4%
Total Dayforce recurring	819.0	590.7	38.6%	(1.4)%	40.0%
Powerpay recurring, excluding float	58.8	58.3	0.9%	(5.1)%	6.0%
Powerpay float	13.4	8.2	63.4%	(8.6)%	72.0%
Total Powerpay recurring	72.2	66.5	8.6%	(5.5)%	14.1%
Total Cloud recurring	891.2	657.2	35.6%	(1.8)%	37.4%
Other recurring (b)	67.0	105.6	(36.6)%	(2.6)%	(34.0)%
Total recurring revenue	958.2	762.8	25.6%	(1.9)%	27.5%
Professional services and other (c)	155.8	147.3	5.8%	(1.8)%	7.6%
Total revenue	$1,114.0	$910.1	22.4%	(1.9)%	24.3%

(a)
We have calculated percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of percentage change in revenue on a constant currency basis.
(b)
Other recurring contains solutions previously described as Bureau. Float attributable to this solution was $1.6 million and $3.0 million for the nine months ended September 30, 2023, and 2022, respectively.
(c)
For the nine months ended September 30, 2023, Professional services and other consisted of $144.6 million, $11.1 million, and $0.1 million associated with Dayforce, Other, and Powerpay, respectively. For the nine months ended September 30, 2022, Professional services and other consisted of $134.2 million, $12.7 million, and $0.4 million associated with Dayforce, Other, and Powerpay, respectively.

Total revenue increased $203.9 million, or 22.4%, to $1,114.0 million for the nine months ended September 30, 2023, compared to $910.1 million for the nine months ended September 30, 2022. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 8.5% to 6,346 at September 30, 2023 from 5,848 at September 30, 2022. Additionally, for the trailing twelve months ended September 30, 2023, Dayforce recurring revenue per customer grew to $138,838 compared to $118,348 for the comparable period in 2022.1 Please refer to the “Non-GAAP Financial Measures” section for discussion of Dayforce recurring revenue per customer.

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we have been expanding within the enterprise segment, as well as more customers purchasing the comprehensive suite of Dayforce functionality. Additionally, the tax migration from legacy infrastructure to the same platform as Dayforce contributed approximately 510 basis points of growth for the nine months ended September 30, 2023 to Dayforce recurring revenue, excluding float. The increase in float revenue is driven by an increase in average yield of 220 basis points compared to the nine months ended September 30, 2022, in addition to a 4.8% increase in average float balance for our customer funds for the nine months ended September 30, 2023, which increased to $4.61 billion, compared to $4.40 billion for the nine months ended September 30, 2022.

Cost of revenue. Total cost of revenue for the nine months ended September 30, 2023, was $637.3 million, an increase of $65.3 million, or 11.4%, compared to the nine months ended September 30, 2022.

1 Excluding float revenue, the impact of lower employment levels due to the COVID-19 pandemic, Ascender and ADAM HCM revenue and on a constant currency basis. Please refer to the “Non-GAAP Financial Measures” section for discussion of revenue on a constant currency basis.

32 | Q3 2023 Form 10-Q

Recurring cost of revenue for the nine months ended September 30, 2023, increased $5.0 million, or 2.1%, compared with the nine months ended September 30, 2022, primarily due to additional labor-related costs incurred to support the growing Dayforce customer base globally. The increase in recurring cost of revenue was partially offset by an $18.6 million reduction in severance and restructuring costs related to the integration of acquisitions and re-balancing of resources across our global footprint during the nine months ended September 30, 2022.

Professional services and other cost of revenue increased $24.4 million, or 14.1%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to increased labor-related costs incurred to take new customers live and increased share-based compensation expense.

Product development and management expense increased $28.5 million, or 22.8%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase primarily reflects additional personnel costs and share-based compensation expense. For the nine months ended September 30, 2023, and 2022, our investment in software development was $146.6 million and $118.2 million, respectively, consisting of $80.6 million and $67.7 million, of research and development expense, and $66.0 million and $50.5 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased $7.4 million, or 18.5%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Nine Months Ended September 30,
	2023	2022

Total gross margin	42.8%	37.1%
Gross margin by solution:
Cloud recurring	77.0%	71.2%
Other recurring	48.4%	57.1%
Professional services and other	(26.4)%	(17.2)%

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

Total gross margin for the nine months ended September 30, 2023 increased 570 basis points compared to total gross margin for the nine months ended September 30, 2022 and gross profit increased by $138.6 million, or 41.0% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the $203.9 million or 22.4% increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 77.0% for the nine months ended September 30, 2023, compared to 71.2% for the nine months ended September 30, 2022. Excluding the impact of share-based compensation and related employer taxes and certain other items, Adjusted Cloud recurring gross margin increased by 290 basis points to 78.4%. The increase in Cloud recurring gross margin was primarily due to the increase in float revenue and reduction in severance expense associated with the re-balancing of resources across our global footprint in 2022. The increase is also due to the growth of the proportion of Dayforce customers live for more than two years, which increased from 80% as of September 30, 2022 to 82% as of September 30, 2023. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted Cloud recurring gross margin and additional information on the excluded items.

Professional services and other gross margin was (26.4)% for the nine months ended September 30, 2023, compared to (17.2)% for the nine months ended September 30, 2022, reflecting additional costs to take new customers live.

33 | Q3 2023 Form 10-Q

Selling, general, and administrative expense. Selling, general, and administrative expense increased $15.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This reflects an increase of $21.1 million in general and administrative expense and a reduction of $5.9 million in sales and marketing expense. The increase in general and administrative expense is driven by an increase in amortization expense, an increase the remeasurement of the DataFuzion contingent consideration, and an increase in employee-related costs, partially offset by a reduction in share-based compensation expense primarily related to specific individual awards becoming fully vested in prior periods. In the third quarter of 2023, our Board of Directors approved plans to transition our Company’s name and branding to Dayforce. Given the significance of this transition, we assessed the impact on the carrying amount of $167.2 million related to our Ceridian® trade name intangible asset. It was determined that the Ceridian trade name is now deemed to have a finite life of two years and began being amortized in the third quarter of 2023, leading to this increase in amortization expense for the nine months ended September 30, 2023. The reduction in sales and marketing expense is primarily driven by a reduction in commission expense due to increasing the expected period of benefit of our deferred sales commissions from five years to ten years, partially offset by an increase in investment in our sales force in order to support our growth initiatives.

Operating profit (loss). Operating profit for the nine months ended September 30, 2023, was $94.3 million, compared to operating loss of $29.1 million for the nine months ended September 30, 2022. The $123.4 million change was primarily due to the increase in revenue, including float revenue, gross margin expansion, reductions in severance and restructuring expenses, and the reduction in commission expense, partially offset by an increase in amortization expense. Adjusted operating profit increased by $116.4 million to $260.9 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted operating profit and additional information on the excluded items.

Interest expense, net. Interest expense, net was $27.2 million and $19.9 million for the nine months ended September 30, 2023, and 2022, respectively. The increase was primarily due to an increase in interest expense on our Term Debt due to the increase in applicable reference rates, partially offset by an increase in interest income.

Other expense, net. For the nine months ended September 30, 2023, and 2022, we incurred other expense, net of $6.6 million and $11.4 million, respectively. Other expense, net was primarily comprised of foreign currency translation (gains) losses and net periodic pension expense.

Income tax expense. For the nine months ended September 30, 2023, and 2022, we recorded income tax expense of $51.3 million and $7.8 million, respectively. The increase in income tax expense was primarily due to a $25.4 million increase attributable to current operations, a $5.8 million increase attributable to international tax rate differences, a $4.7 million increase attributable to share-based compensation, a $3.0 million increase in valuation allowance, and a $2.7 million increase attributable to state income taxes.

Net income (loss). We realized net income of $9.2 million for the nine months ended September 30, 2023, compared to net loss of $68.2 million for the nine months ended September 30, 2022. Net income increased due to the increase in revenue, including float revenue, gross margin expansion, and reductions in severance, restructuring and commission expenses, partially offset by increases in amortization expense and income tax expense. For the nine months ended September 30, 2023 and 2022, net profit margin was 0.8% and (7.5)%, respectively.

Adjusted EBITDA. Adjusted EBITDA increased by $128.3 million to $311.0 million, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, and Adjusted EBITDA margin was 27.9% for the nine months ended September 30, 2023, compared to 20.1% for the nine months ended September 30, 2022. Please refer to the “Non-GAAP Financial Measures” section for a discussion and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin and additional information on the excluded items.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our Revolving Credit Facility, and proceeds from debt issuances and equity offerings. As of September 30, 2023, we had cash and equivalents of $510.3 million and our total debt was $1,228.5 million.

34 | Q3 2023 Form 10-Q

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

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$129.6	$90.8
Net cash used in investing activities	(14.9)	(295.0)
Net cash provided by financing activities	345.3	723.2
Effect of exchange rate changes on cash, restricted cash, and equivalents	5.1	(37.8)
Net increase in cash, restricted cash, and equivalents	465.1	481.2
Cash, restricted cash, and equivalents at beginning of period	3,151.2	2,643.3
Cash, restricted cash, and equivalents at end of period	3,616.3	3,124.5

Cash and equivalents	510.3	408.4
Restricted cash and equivalents	3,106.0	2,716.1
Total cash, restricted cash, and equivalents	$3,616.3	$3,124.5

35 | Q3 2023 Form 10-Q

Operating Activities

Net cash provided by operating activities was $129.6 million during the nine months ended September 30, 2023 compared to $90.8 million during the nine months ended September 30, 2022. For both periods, cash inflows from operating activities are primarily generated from the subscriptions of our solutions. Cash outflows from operating activities for both periods are primarily comprised of personnel-related expenditures that are integral to our business operations. The positive cash inflow in both periods is primarily due to our growing revenue, partially offset by our operating costs, mainly, investment in our sales force to support our growth initiatives and those product development and management costs which are not eligible for capitalization.

Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $14.9 million, consisting of purchases of customer funds marketable securities of $252.0 million and capital expenditures of $88.3 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $326.4 million. Our capital expenditures included $72.9 million for software and technology and $15.4 million for property and equipment.

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

Financing Activities

Net cash provided by financing activities was $345.3 million during the nine months ended September 30, 2023. This cash inflow is primarily attributable to an increase in net customer fund obligations of $311.0 million and proceeds from issuance of common stock under our share-based compensation plans of $40.3 million, partially offset by payments on our long-term debt obligations of $6.0 million.

Net cash provided by financing activities was $723.2 million during the nine months ended September 30, 2022. This cash inflow is primarily attributable to an increase in net customer fund obligations of $706.9 million and proceeds from issuance of common stock under our share-based compensation plans of $22.6 million, partially offset by payments on our long-term debt obligations of $6.3 million.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2023, our remaining performance obligations were approximately $1,181.1 million. Please refer to Note 10, “Revenue” for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Contractual Obligations

During the nine months ended September 30, 2023, there were no significant changes to our contractual obligations as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contractual Obligations" contained in our 2022 Form 10-K.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2023, there were no significant changes to our critical accounting policies and estimates as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" contained in our 2022 Form 10-K.

36 | Q3 2023 Form 10-Q

Non-GAAP Financial Measures

We use certain non-GAAP financial measures in this document including:

Non-GAAP Financial Measure	GAAP Financial Measure
EBITDA	Net income (loss)
Adjusted EBITDA	Net income (loss)
Adjusted EBITDA margin	Net profit margin
Adjusted Cloud recurring gross margin	Cloud recurring gross margin
Adjusted operating profit	Operating profit (loss)
Adjusted operating profit margin	Operating profit (loss) margin
Adjusted net income	Net income (loss)
Adjusted net profit margin	Net profit margin
Adjusted diluted net income per share	Diluted net income (loss) per share
Percentage change in revenue, including total revenue and revenue by solution, on a constant currency basis	Percentage change in revenue, including total revenue and revenue by solution
Dayforce recurring revenue per customer	No directly comparable GAAP measure

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
•
Percentage change in revenue, including total revenue and revenue by solution, on a constant currency basis is calculated by applying the average foreign exchange rate in effect during the comparable prior period.

37 | Q3 2023 Form 10-Q

•
Dayforce recurring revenue per customer is an indicator of the average size of Dayforce recurring revenue customers. To calculate Dayforce recurring revenue per customer, we start with Dayforce recurring revenue on a constant currency basis by applying the same exchange rate to all comparable periods for the trailing twelve months and excludes float revenue, the impact of lower employment levels due to the COVID-19 pandemic, and Ascender and ADAM HCM revenue. This amount is divided by the number of live Dayforce customers at the end of the trailing twelve month period, excluding Ascender and ADAM HCM. We have not reconciled the Dayforce recurring revenue per customer because there is no directly comparable GAAP financial measure.

The following tables reconcile our reported results to our non-GAAP financial measures:

	Three Months Ended September 30, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$69.9	77.0%	$3.9	$—	$—	$66.0	78.3%

Operating profit	$26.5	7.0%	$36.4	$20.5	$6.0	$89.4	23.7%

EBITDA	$60.1		$36.4	$—	$10.7	$107.2	28.4%
Interest expense, net	8.9		—	—	—	8.9
Income tax expense (c)	16.3		—	—	(5.5)	21.8
Depreciation and amortization	38.7		—	20.5	—	18.2
Net (loss) income	$(3.8)	(1.0)%	$36.4	$20.5	$5.2	$58.3	15.4%
Net (loss) income per share - diluted (d)	$(0.02)		$0.23	$0.13	$0.03	$0.37

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net (loss) income are of total revenue. Please refer to the "Non-GAAP Financial Measures" section for the definitions of Adjusted Cloud recurring gross margin, Adjusted operating profit, Adjusted EBITDA margin, and Adjusted net profit margin.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $4.7 million of foreign exchange loss, $4.6 million related to the fair value adjustment for the DataFuzion contingent consideration, $1.2 million of restructuring consulting fees, and $0.2 million related to the net impact of the abandonment of certain leased facilities, along with a $5.5 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP diluted net loss per share is calculated based upon 155,693,712 weighted-average shares of common stock, and Adjusted diluted net income per share is calculated based upon 158,773,022 weighted-average shares of common stock.

38 | Q3 2023 Form 10-Q

	Three Months Ended September 30, 2022
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$64.3	72.1%	$3.9	$—	$2.3	$58.1	74.8%

Operating (loss) profit	$(3.7)	(1.2)%	$39.4	$7.5	$6.9	$50.1	15.9%

EBITDA	$12.3		$39.4	$—	$11.8	$63.5	20.1%
Interest expense, net	7.4		—	—	—	7.4
Income tax expense (c)	4.0		—	—	(6.6)	10.6
Depreciation and amortization	21.9		—	7.5	—	14.4
Net (loss) income	$(21.0)	(6.7)%	$39.4	$7.5	$5.2	$31.1	9.9%
Net (loss) income per share - diluted (d)	$(0.14)		$0.25	$0.05	$0.03	$0.20

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net (loss) income are of total revenue. Please refer to the "Non-GAAP Financial Measures" section for the definitions of Adjusted Cloud recurring gross margin, Adjusted operating profit, Adjusted EBITDA margin, and Adjusted net profit margin.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $4.5 million of foreign exchange loss, $4.3 million of severance charges, $1.4 million of restructuring consulting fees, $1.2 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, and $0.4 million related to the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, along with a $6.6 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP diluted net loss per share is calculated based upon 153,184,846 weighted-average shares of common stock, and Adjusted diluted net income per share is calculated based upon 155,601,415 weighted-average shares of common stock.

39 | Q3 2023 Form 10-Q

	Nine Months Ended September 30, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions)
Cost of Cloud recurring revenue	$204.8	77.0%	$11.9	$—	$—	$192.9	78.4%

Operating profit	$94.3	8.5%	$118.3	$32.7	$15.6	$260.9	23.4%

EBITDA	$171.8		$118.3	$—	$20.9	$311.0	27.9%
Interest expense, net	27.2		—	—	—	27.2
Income tax expense (c)	51.3		—	—	(22.7)	74.0
Depreciation and amortization	84.1		—	32.7	—	51.4
Net income	$9.2	0.8%	$118.3	$32.7	$(1.8)	$158.4	14.2%
Net income per share - diluted (d)	$0.06		$0.75	$0.21	$(0.01)	$1.00

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
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $11.8 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $5.3 million of foreign exchange loss, $3.4 million of restructuring consulting fees, and $0.4 million related to the net impact of the abandonment of certain leased facilities, along with a $22.7 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share are calculated based upon 158,184,807 weighted-average shares of common stock.

40 | Q3 2023 Form 10-Q

	Nine Months Ended September 30, 2022
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions)
Cost of Cloud recurring revenue	$189.1	71.2%	$11.4	$—	$16.9	$160.8	75.5%

Operating (loss) profit	$(29.1)	(3.2)%	$113.8	$22.9	$36.9	$144.5	15.9%

EBITDA	$23.9		$113.8	$—	$45.0	$182.7	20.1%
Interest expense, net	19.9		—	—	—	19.9
Income tax expense (c)	7.8		—	—	(28.9)	36.7
Depreciation and amortization	64.4		—	22.9	—	41.5
Net (loss) income	$(68.2)	(7.5)%	$113.8	$22.9	$16.1	$84.6	9.3%
Net (loss) income per share - diluted (d)	$(0.45)		$0.73	$0.15	$0.10	$0.54

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net (loss) income are of total revenue. Please refer to the "Non-GAAP Financial Measures" section for the definitions of Adjusted Cloud recurring gross margin, Adjusted operating profit, Adjusted EBITDA margin, and Adjusted net profit margin.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $28.6 million of severance charges, $7.3 million of foreign exchange loss, $5.1 million of restructuring consulting fees, $3.2 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $1.1 million related to the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, and $0.3 million related to the net impact of the abandonment of certain leased facilities, along with a $28.9 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP diluted net loss per share is calculated based upon 152,691,008 weighted-average shares of common stock, and Adjusted diluted net income per share is calculated based upon 155,506,326 weighted-average shares of common stock.

41 | Q3 2023 Form 10-Q

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

We have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations, either reducing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities, would reduce our average customer fund balances and float revenue. Based on current market conditions, portfolio composition and investment practices, a 100 basis point decrease in market investment rates would result in approximately $25 million decrease in float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with changes in float revenue.

We pay floating rates of interest on our Term Debt and Revolving Credit Facility. The interest paid on these borrowings will fluctuate up or down in relation to changes in market interest rates. A 100 basis point decrease in the applicable reference rates would result in approximately $6 million decrease in our interest expense over the ensuring twelve-month period. Please refer to Note 7, "Debt" for additional information.

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

42 | Q3 2023 Form 10-Q

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

As discussed in our Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting as we have determined that our control was not operating effectively to assess the proper presentation of cash and cash equivalents for our Canada customer funds for financial reporting purposes, including the corresponding customer funds and customer funds obligations and related statements of cash flows presentation as of December 31, 2022, which continues to exist as of September 30, 2023. This material weakness was the result of the control operator not appropriately detecting and correcting the error, as a result of insufficient training.

Further, while reassessing the effectiveness of the Company’s internal control over financial reporting, management identified, in the aggregate, a material weakness related to controls over certain Professional Services and Powerpay revenue accounts as of December 31, 2022, which continues to exist as of September 30, 2023, resulting from an ineffective risk assessment process to properly design and implement controls over (1) certain process level activities related to Powerpay revenue, and (2) information technology access pertaining to a system implemented in September 2022 that adversely impacted the accuracy and completeness of information that is used to measure a component of its Professional Services revenue.

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

43 | Q3 2023 Form 10-Q

have been in place and operate for a sufficient period of time to enable management to test and to conclude on the operating effectiveness of the controls.

Changes in Internal Control over Financial Reporting

With the exception of the controls implemented in response to the material weaknesses identified above, there were no changes to our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

44 | Q3 2023 Form 10-Q

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

Refer to Part I, Item 3. "Legal Proceedings" of our 2022 Form 10-K, Part II, Item 1. "Legal Proceedings" of our Form 10-Q for the fiscal quarter ended March 31, 2023, and Part II, Item 1. "Legal Proceedings" of our Form 10-Q for the fiscal quarter ended June 30, 2023 for a prior discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", the reader should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors” in our 2022 Form 10-K. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our 2022 Form 10-K, with the exception of the item listed below, related to our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business, financial condition, and results of operations.

As a public company, we are required to design and maintain proper and effective internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm. Our independent registered public accounting firm may need to issue an adverse report if there is a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate prior to the date of our annual management report.

We recently identified material weaknesses in our internal control over financial reporting. For further discussion of the material weaknesses, see Part I, Item 4, Controls and Procedures.

We have commenced measures to remediate the identified material weaknesses, and anticipate that the material weaknesses will be fully remediated before December 31, 2023. Until the material weaknesses are remediated, we will continue to perform additional analyses and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weaknesses cannot be considered remediated until the newly designed control activities operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. We can give no assurance that the measures we are taking and plan to take in the future will remediate the material weaknesses identified, or that any additional material weaknesses or restatements of financial results will not arise in the future. In addition, even if we are successful in strengthening our internal control over financial reporting, in the future those controls may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

45 | Q3 2023 Form 10-Q

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are inaccurate, investors may not have a complete understanding of our operations and we could face the risk of stockholder litigation. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchanges on which our common stock is listed, the Securities and Exchange Commission or other regulatory authorities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements, which could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

On September 19, 2023, Christopher Armstrong, Executive Vice President, Chief Operating Officer of the Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 (the “Armstrong Plan”). The Armstrong Plan provides for the potential sale of up to 143,336 shares of the Company’s common stock, subject to certain conditions, from March 22, 2024 through September 13, 2024. The entry into the Armstrong Plan was effected within the Company’s open trading window periods and was done in compliance with the Company’s insider trading policy.

Other than the aforementioned, during the fiscal quarter ended September 30, 2023, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

46 | Q3 2023 Form 10-Q

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

47 | Q3 2023 Form 10-Q

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

10.1

Third Amendment to Credit Agreement, dated as of August 1, 2023, between Ceridian HCM Holding Inc., as borrowers, the lenders party thereto, Deutsche Bank AG New York Branch (as administrative agent and collateral agent) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company on August 2, 2023).

10.2^*+	Sales Incentive Plan for Sam Alkharrat, effective July 1, 2023 (redacted).

10.3^*	Form of Restricted Stock Unit Award Agreement.

10.4^*	Form of Restricted Stock Unit Award Agreement (for Canadian executive awards).

10.5^*	Form of Performance Stock Unit Award Agreement.

10.6^*	Form of Performance Stock Unit Award Agreement (for Canadian executive awards).

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH^	Inline XBRL Taxonomy Extension Schema Document.

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management compensatory plan or arrangement.

^ Filed herewith.

+ Confidential portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

48 | Q3 2023 Form 10-Q

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

49 | Q3 2023 Form 10-Q

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

50 | Q3 2023 Form 10-Q