Form 10-K
period 2023-12-31
Dayforce, Inc.
filed 2024-02-28
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38467

Dayforce, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-3231686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3311 East Old Shakopee Road

Minneapolis, Minnesota 55425

(952) 853-8100

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	DAY	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the $66.97 closing price of the shares of common stock on the New York Stock Exchange on June 30, 2023, was $10.2 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2024 was 156.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

1 | 2023 Form 10-K

2 | 2023 Form 10-K

Unless the context requires otherwise, references in this Annual Report on Form 10-K (“Form 10-K”) to “our company,” the “Company,” “we,” “us,” and “our” refer to Dayforce, Inc. and its direct and indirect subsidiaries on a consolidated basis. References to Dayforce reflect the Dayforce people platform. Effective January 31, 2024, Ceridian HCM Holding Inc. changed its corporate name to Dayforce, Inc. We ceased trading under the ticker symbol "CDAY" and began trading under our new ticker symbol, "DAY," on the New York Stock Exchange ("NYSE"), and Toronto Stock Exchange ("TSX") effective on February 1, 2024.

We and our subsidiaries own or have the rights to various trademarks, trade names and service marks, including the following: Dayforce®, Ceridian®, Powerpay® and various logos used in association with these terms. Solely for convenience, the trademarks, trade names and service marks and copyrights referred to herein are listed without the ©, ®, and ™, symbols, but such references are not intended to indicate, in any way, that Dayforce, Inc., or the applicable owner, will not assert, to the fullest extent under applicable law, our or their, as applicable, rights to these trademarks, trade names, and service marks. Other trademarks, service marks, or trade names appearing in this Form 10-K are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and that are subject to the safe harbor created by those sections. All statements other than statements of historical fact or relating to present facts or current conditions included in this Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” "assume", “project,” “seek,” “plan,” “intend,” “believe,” “will,” “may,” “could,” “continue,” “likely,” “should,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events but not all forward-looking statements contain these identifying words.

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

3 | 2023 Form 10-K

PART I

Item 1. Business.

Overview

Dayforce, Inc., formerly known as Ceridian HCM Holding Inc., is a global human capital management (“HCM”) software company. Dayforce, our flagship Cloud HCM platform, provides a full suite of HCM functionality, including global human resources (“HR”), payroll and tax, workforce management, benefits, and talent intelligence functionality. In addition to Dayforce, we sell Powerpay, a Cloud HR and payroll solution for the Canadian small business market, through both direct sales and established partner channels. We also continue to support customers using our legacy North America solutions and customers using our acquired solutions in the Asia Pacific Japan ("APJ") region. We invest in maintenance and necessary updates with the legacy technology to support our customers and continue to migrate them to Dayforce. Revenue from our recurring solutions includes investment income generated from holding customer funds, also referred to as float revenue or float.

The following five strategic growth levers drive our long-term perspectives, near-term decision making, and stockholder alignment:

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

Products and Solutions

Dayforce

Dayforce is a single application that provides continuous real-time calculations across all modules to enable, for example, payroll administrators access to data through the entire pay period, and managers access to real-time data to optimize work schedules. Our Dayforce platform is used by organizations, regardless of industry or size, to optimize management of the entire employee lifecycle, including attracting, hiring, engaging, paying, and developing their people. In 2023, we received several accolades for our Dayforce solution, including being named as a Leader in the 2023 Gartner® Magic Quadrant™ for Cloud HCM Suites for 1,000+ Employee Enterprises for the fourth consecutive year; Leader in compliance, payroll administration, and overall product satisfaction in the Gartner Critical Capabilities for Cloud HCM suites for 1000+ Employee Enterprises; Top 5 solution in the 2023 Constellation Shortlist™ for both Global HCM Suites and Workforce Management Suites; Leader in the Sapient Insights Group HR Systems Survey for Time Management Systems and in the Sapient Insights HR Survey - HRMS Voice of the Customer User Experience and Vendor Satisfaction.

Human Resources

Dayforce Human Resources provides HR professionals, managers, and employees a single, complete record for all of their HR information. Our HR functionality is centered on a comprehensive, flexible workflow engine that streamlines and automates administrative tasks. The component maintains a record of critical forms for the employee, such as signed workplace policy agreements, Occupational Safety and Health Administration regulations, and direct deposit information.

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

4 | 2023 Form 10-K

Payroll and Tax

Dayforce empowers employers to manage their global payroll needs within a single system. Through our Dayforce platform, payroll administrators with localized payroll functionality are able to make updates to time and pay in real-time. Dayforce supports payroll in over 200 countries and territories around the world, whilst providing employers with a centralized global view of their payroll data. This global payroll model is powered by a combination of company-owned and partner unified payroll engines with an automated data exchange that affords employees and administrators to have a consistent, intuitive single user experience. Native payroll is available in certain countries across North America, APJ, and Europe, the Middle East, and Africa ("EMEA"), where Dayforce’s continuous calculation engine offers flexibility, accuracy, and efficiency in the payroll process. In these native markets, we also manage the movement and remittance of taxes to tax authorities on behalf of our customers. With a flexible rules-based configuration and regional partnerships, Dayforce helps organizations with regulation and compliance concerns regardless of where employees work or live. We are continuing to innovate and expand payroll functionality into new markets to enhance the customer experience for large enterprises operating globally.

In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis. We recently modernized the technology platforms used to provide stand-alone tax services. Beginning in 2023, with the technology migration complete, we classified recurring revenues from stand-alone tax customers as Dayforce recurring revenue.

Workforce Management

Dayforce Workforce Management helps organizations equitably manage their workforces, improve operational efficiency, and enhance compliance by configuring the system to meet complex employment and working time rules and policies. Through Dayforce Workforce Management, customers are offered time and attendance, absence management, scheduling, task management, and labor planning. A variety of options are available for organizations to capture time and attendance data such as physical clocks and the mobile application.

Dayforce Wallet

Dayforce Wallet is a digital payment solution that gives employees instant access to their net earnings through on-demand pay requests. With Dayforce Wallet, employees’ funds are loaded onto a paycard, which generates interchange fee revenue when used. As of December 31, 2023, we had more than 1,860 customers signed onto Dayforce Wallet with over 1,150 customers live on the product and the average registration rate was above 60% of all eligible employees.

Benefits

Dayforce Benefits assists benefits administrators from enrollment to ongoing benefits administration, including eligibility, open enrollment and Affordable Care Act ("ACA") management. Our proprietary Benefits Decision Support scoring system guides employees through a self-service experience, giving information about each of the available benefit plans and the impact of plan options, to help them choose the best option for their specific needs.

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

Talent Intelligence

Dayforce Talent Intelligence, a suite of next generation talent acquisition and talent management solutions powered by Artificial Intelligence (“AI”) and driven by data, helps organizations recruit, hire, retain, and develop their workforce. Dayforce Talent Intelligence transforms talent management and recruitment strategies by using AI in conjunction with talent data from across the employee lifecycle to provide organizations insights that enable them to make more efficient, accurate, and fair talent decisions. Talent Intelligence can also objectively measure workforce demographics while identifying inequity in everything from payroll to promotion opportunities to help employers create actionable policy changes. Customers can leverage Talent Intelligence tools for recruiting, onboarding, engagement, performance management, succession planning, compensation management, and employee career planning and skills development.

5 | 2023 Form 10-K

Powerpay

Powerpay is a Cloud platform that provides scalable and straightforward payroll and HR solutions. We offer Powerpay for Canadian organizations with fewer than 100 employees.

Other

We also offer payroll and payroll-related services using legacy technology and on-premise technology from our acquired businesses in APJ, which we formerly referred to as Bureau. We invest in maintenance and necessary updates to support our customers. However, we generally stopped selling our legacy North America payroll solutions to new customers in the United States ("U.S.") and Canada, and we intend to stop actively selling our acquired on-premise payroll solutions to new customers on a stand-alone basis. In addition to customers who use our legacy payroll services, prior to modernizing the technology platforms utilized for stand-alone tax services, certain customers used our legacy tax filing services on a stand-alone basis through 2022.

Services and Support

We offer a broad portfolio of services to enable customer success. We believe it is important to work closely with our customers to understand their needs and deliver technology solutions and support that address them. We continue to increase our global reach in supporting and serving our customers. As part of our international strategy, we work with partners to perform services in certain geographies where we do not currently have international operations or the particular service required by our customers.

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

Customer Support

Our global customer support organization provides 24/7 application support from locations across North America, APJ, and EMEA. Our support function is organized into teams of representatives with deep product and domain expertise across our platform. These teams are aligned to groups of customers based on geography and product type to provide a combination of deep product and industry knowledge, consistent relationships, and high availability.

Customers

Dayforce is designed to serve organizations with 100 to over 100,000 employees. The Dayforce customer base has increased from 482 as of December 31, 2012 to 6,393 customers* on the platform as of December 31, 2023 representing approximately 6.84 million global employees*. We define a customer as a single organization, such as a company, a non-profit association, an educational institution, or government entity. We also have approximately 38,000 Powerpay customer accounts. No single customer accounted for more than 2% of our revenues during the year ended December 31, 2023.

Selling and Marketing

We sell our Cloud solutions through a direct sales force and a variety of third-party channels, organized by customer size and geography. We market Dayforce to organizations with more than 100 employees. We market Powerpay to organizations with fewer than 100 employees in Canada. The majority of our revenue growth comes from new Cloud customers.

* Excluding the 2021 acquisitions of Ascender HCM Pty Limited ("Ascender") and ATI ROW, LLC and Dayforce Mexico S. de R.L. de C.V. (formerly known as ADAM HCM MEXICO, S. de R.L. de C.V.) (collectively, "ADAM HCM")

6 | 2023 Form 10-K

Technology, Hosting, and Research and Development (“R&D”)

Technology and innovation are at the core of Dayforce, Inc. Our innovation and development process is customer-driven. We work directly with customers to understand their needs and to deliver solutions that address their challenges, taking into consideration the entire user experience, without being constrained by individual modules or applications. We are committed to protecting the information of our customers, our employees, and our contractors, along with other business data.

Our R&D team is responsible for the design, development, and testing of our applications. We believe that our modern Cloud technology stack, agile design and development methodology, and efficient software deployment process enable us to innovate quickly in response to industry trends. We host Cloud-based applications and serve the majority of our customers from data centers operated by third party providers, primarily Microsoft Azure, AWS, VMWare Cloud on AWS, and Navisite. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Additionally, we host our internal systems through data centers that we operate and lease in the U.S. and APJ.

Dayforce National Trust Bank

The Office of Comptroller of the Currency (the "OCC") authorized the Ceridian National Trust Bank (the "CNTB") to open on January 3, 2023. Effective on this date, the CNTB commenced banking operations, acting as trustee for our U.S. payroll trust. Historically, certain aspects of our U.S. client money movement activity were subject to regulation at both the federal and individual state levels with resulting inherent complexity across multiple jurisdictions. With the establishment of the CNTB, U.S. regulatory oversight will now be under the OCC, a single federal government agency. Our payroll trust structure will continue to benefit our customers by providing bankruptcy-remoteness protection for client funds pending remittance to employees of our clients, tax authorities, and other payees. On January 31, 2024, the CNTB became the Dayforce National Trust Bank (the "DNTB").

Intellectual Property

Our success depends, in part, on our ability to protect our proprietary technology and intellectual property. We rely on a combination of patents, copyrights, trade secrets, trade names, and trademarks, as well as confidentiality and nondisclosure agreements and other contractual protections, to establish and to safeguard our intellectual property rights.

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

Environmental, Social, and Governance ("ESG") and Human Capital

We believe that transparency and accountability are essential to any company’s success. Our approach to ESG and Human Capital is guided by five pillars: Governance and Trust; Our People; Tech for Good; Our Communities; and the Environment.

7 | 2023 Form 10-K

Governance and Trust

We safeguard the trust given to us by our partners, our customers, and their employees. This means upholding high standards of corporate governance and ethics, ensuring customer data is protected, and developing products that are reliable and effective.

Our People

As of December 31, 2023, we had 9,084 employees, including 4,563 employees in North America, 2,906 in APJ, and 1,615 in EMEA. We provide a wide range of compensation and benefits to our employees that enhance the workplace experience. In addition to salaries, these benefits (which vary by country and region) include annual bonuses, equity awards, a global employee stock purchase program, retirement savings plans, healthcare and insurance benefits, fertility and family building benefits, health savings and flexible savings spending accounts, unlimited time away from work, parental leave, flexible and remote work options, employee assistance programs, and tuition reimbursement.

Promoting diversity, equity, and inclusion within our workforce is also a priority for us. We have a company-wide employee Global Diversity Advisory Council, and our nine employee resource groups foster inclusion, connection, and career development opportunities for their members. Our Achieving Corporate Equity program helps to empower high-potential diverse talent and improve the internal mobility of employees from underrepresented and underserved communities.

As of December 31, 2023, women represented approximately 50% of our global workforce, including approximately 44% of employees in manager-level roles and above, and approximately 36% in vice president-level roles and above. In the U.S., approximately 12% of our workforce was Asian, 11% was Black or African American, 6% was Hispanic or Latino, 3% was multiracial, less than 1% was Native Hawaiian or Pacific Islander, American Indian or Alaska Native, and approximately 65% was White. In the U.S., people of color represented approximately 24% of employees in manager-level roles and above, and approximately 27% of employees in vice president-level roles and above.

The health, safety, and wellbeing of our employees is of high importance to us. We host an annual global Mental Health Summit, and we offer two paid wellness days to all employees. In addition, our global emergency threat monitoring and mass communications system helps to ensure connectivity and support for our employees both during and after natural disasters and other dangerous events.

We are committed to providing meaningful professional development opportunities to our workforce. We maintain a culture of continuous learning and empowerment through programs that include professional skills training, leadership development, and job shadowing and job rotation opportunities.

Our ability to attract and retain top talent remains critical to our continued success as a business, and our employee Net Promoter Score in 2023 was 50.

Tech for Good

We believe that Tech for Good and responsible innovation can have a positive impact on all stakeholders. Our Dayforce Wallet product provides individuals with on-demand access to their earned pay, which enables them to better cover both everyday expenses as well as any urgent or unplanned costs. Our AI Governance Framework closely evaluates the potential use of AI from idea through all key stages of the product development lifecycle. Our Dayforce Engagement product helps our customers build a culture of inclusion and respect within their workforce, and it gives them the ability to measure employee sentiment on equity and belonging. Our Career Explorer product provides our customers’ employees access to data-driven career pathing, gives them information about open internal roles that match their interests and abilities, and provides actionable steps to help them reach their career goals.

Our Communities

We are committed to giving back to the communities in which we live and work. Through our employee-led charity Dayforce Cares, formerly Ceridian Cares, we provide financial support to individuals and families struggling with basic needs and quality of life across the U.S. and Canada. Since its inception, the foundation has given over $6.5 million in grants to over 4,500 people in need. In addition, 50% of our employees globally participated in our giving and volunteering program in 2023.

8 | 2023 Form 10-K

Environment

We are committed to doing our part to help address the climate crisis. This includes actively working to decrease our carbon footprint by pursuing two near-term reduction targets that cover Scope 1, 2, and 3 emissions. Our decarbonization strategy includes consolidating our physical footprint globally, expanding our cloud strategy to sustainably deliver our data and technology solutions, and significantly reducing our in-house print operations. Each year, we source 100% renewable electricity across our global operations through the purchase of high-quality Energy Attribute Certificates. In 2023, we launched a new Responsible Sourcing Initiative to enhance the sustainability of our supply chain. We also developed a company-wide Environmental Sustainability Policy and added new provisions to our Vendor Code of Conduct to further embed sustainable practices into our direct operations and procurement processes.

We encourage you to review our ESG Report for more detailed information which can be found on our website at https://www.dayforce.com/who-we-are/corporate-responsibility. In addition, past ESG reports, our Task Force on Climate-related Financial Disclosures Index, SASB Index, consolidated EEO-1 report, and ESG-related policies and principles can be found here. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference into, and is not considered part of, this Form 10-K.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, Section 16 reports, and amendments to reports and any registration statements filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act are available, free of charge at http://investors.dayforce.com as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”), and are also available on the SEC’s website at http://www.sec.gov.

Our restated certificate of incorporation, our fourth amended and restated bylaws, charters of our Acquisition and Finance, Audit, Compensation, and Corporate Governance and Nominating Committees of our Board of Directors (the “Board”), our Corporate Governance Guidelines, and our Code of Conduct, as well as any waivers from and amendments to our Code of Conduct are available on our website at https://investors.dayforce.com/corporate-governance/governance-documents. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference into, and is not considered part of, this Form 10-K.

Information about Our Executive Officers

Our executive officers as of February 28, 2024 are as follows:

Name	Age	Position
David D. Ossip	57	Chair and Chief Executive Officer
Samer Alkharrat	55	Executive Vice President and Chief Revenue Officer
Christopher R. Armstrong	55	Executive Vice President and Chief Operating Officer
Stephen H. Holdridge	63	President, Customer and Revenue Operations
Jeffrey S. Jacobs	48	Head of Accounting and Financial Reporting
Jeremy R. Johnson	40	Executive Vice President and Chief Financial Officer
Joseph B. Korngiebel	53	Executive Vice President, Chief Product and Technology Officer
William E. McDonald	59	Executive Vice President, General Counsel and Corporate Secretary

David D. Ossip

Mr. Ossip is our Chair of the Board and Chief Executive Officer. Mr. Ossip has held the position of Chair since August 2015 and sole Chief Executive Officer since November 2023. Previously, Mr. Ossip served as our Co-Chief Executive Officer from February 2022 until November 2023, and our Chief Executive Officer from July 2013 until February 2022. Mr. Ossip joined the Company following the Company’s acquisition of Dayforce Corporation in 2012, where he held the position of Chief Executive Officer. Mr. Ossip previously served as a director for Dragoneer Growth Opportunities Corp., a NYSE listed company, Dragoneer Growth Opportunities Corp. II, a Nasdaq listed company, and Dragoneer Growth Opportunities Corp. III, a Nasdaq listed company.

9 | 2023 Form 10-K

Samer Alkharrat

Mr. Alkharrat is our Executive Vice President and Chief Revenue Officer, positions he has held since June 2023. Prior to joining the Company, Mr. Alkharrat served as Chief Partner Officer at Workday, Inc., a provider of enterprise cloud applications, from March 2022 to February 2023. Previously, he held the position of President and Chief Revenue Officer at C3 AI, an artificial intelligence software provider, from June 2021 to February 2022. Prior to that, he served as the Senior Vice President of Worldwide Sales at VMware LLC, a cloud service provider, from November 2019 to 2021. From August 2010 to November 2019, Mr. Alkharrat held the position of Chief Operating Officer at SAP SE, an enterprise application software provider.

Christopher R. Armstrong

Mr. Armstrong is our Executive Vice President, Chief Operating Officer, a position he has held since February 2022. Mr. Armstrong joined the Company in 2004, and since then has held several commercial and operational leadership roles, including Executive Vice President, Chief Customer Officer from February 2020 until February 2022, Executive Vice President, Chief Operating Officer from May 2019 until February 2020, Executive Vice President, Operations from March 2018 until May 2019, and Executive Vice President, Customer Support from April 2016 until March 2018.

Stephen H. Holdridge

Mr. Holdridge is our President, Customer and Revenue Operations, a position he has held since February 2023. Mr. Holdridge joined the Company in January 2020, serving as Global Head of Services until February 2022 and Executive Vice President, Chief Customer Officer from February 2022 until February 2023. Prior to joining the Company, Mr. Holdridge held the position of Senior Executive Vice President, Worldwide Services at MicroStrategy, Inc., an analytics and business intelligence company, from November 2017 until July 2019.

Jeffrey S. Jacobs

Mr. Jacobs is our Head of Accounting and Financial Reporting and serves as the principal accounting officer, positions he has held since May 2020. Mr. Jacobs served as our Vice President, Finance from December 2016 until May 2020. Mr. Jacobs is a certified public accountant (inactive).

Jeremy R. Johnson

Mr. Johnson is our Executive Vice President, Chief Financial Officer, a position he has held since January 2024. Prior to joining the Company, Mr. Johnson held the position of Chief Financial Officer at SmartRecruiters, Inc., a talent acquisition software platform, from September 2021 until December 2023. In addition to his role as Chief Financial Officer, for the period August 2022 to April 2023, Mr. Johnson also served as interim Chief Executive Officer for SmartRecruiters, Inc. Prior to that, Mr. Johnson held the position of Senior Vice President, Financial Planning and Analysis and Investor Relations at the Company from December 2020 to August 2021, and a variety of other roles within Finance at the Company from January 2012 to December 2020. Mr. Johnson is a certified public accountant.

Joseph B. Korngiebel

Mr. Korngiebel is our Executive Vice President, Chief Product and Technology Officer, positions he has held since July 2020. Prior to joining the Company, Mr. Korngiebel held various positions at Workday, Inc., a provider of enterprise cloud applications, since March 2006, including Chief Technology Officer from May 2017 until July 2020.

William E. McDonald

Mr. McDonald is our Executive Vice President and General Counsel, positions he has held since July 2021, and Corporate Secretary, a position he has held since February 2016. Mr. McDonald served as Senior Vice President, Deputy General Counsel of the Company from February 2016 until July 2021.

10 | 2023 Form 10-K

Item 1A. Risk Factors.

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

Risks Related to Our Business and Industry

Revenues from our Cloud solutions have grown substantially over the last few years, and we believe a significant portion of our market capitalization is based upon maintaining our high Cloud solutions growth rate. Our efforts to continue increasing use of our Cloud solutions may not succeed and may reduce our revenue growth rate.

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

The success of our growth strategies will depend upon our ability to anticipate and to adapt to changes in technology and industry standards, and to effectively develop, introduce, market, and gain broad acceptance of new product and service offerings and enhancements incorporating the latest technological advancements. Our success is also subject to the risk of future disruptive technologies, such as large language models, AI, and machine learning. The failure to develop enhancements to our applications for, or that incorporate, technologies such as AI, machine learning, and large language models may impact our ability to increase the efficiency of and reduce costs associated with our customers’ operations. We may not be able to successfully provide new or enhanced functionality and features for our existing solutions, including those that may involve AI or machine learning or be created using AI or machine learning, that achieve market acceptance or that keep pace with rapid technological developments.

We believe a significant portion of our market capitalization is based upon our high Cloud revenue growth rate, and if we are unable to sell our Cloud solutions, including the Dayforce Wallet, into new markets or to further penetrate existing markets, or to increase sales from existing customers, or we have failures in new product functionalities, our revenue may not grow as expected, which could have a material adverse effect on our market capitalization, and our business, financial condition, and results of operations.

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

11 | 2023 Form 10-K

Our business continues to demand the use of sophisticated systems and technology, including technology infrastructure assets. These systems and technologies must be refined, updated and/or replaced with more advanced systems on a regular basis in order for us to meet both our customers’ and employees’ demands and expectations. Some of the crucial platforms on which we host our back office and legacy systems are aged and need to be replaced or are in the process of being replaced. Some of our customer instances have, and in the future will be, migrated to public Cloud environments. These technological changes are expensive and have and will continue to impact our profitability and demand attention from our senior leadership. If we are unable to replace our aged, crucial platforms, if some or all these platforms fail to operate due to a software error or infrastructure failure, if we fail to continue to refine and update our systems and technologies on a timely basis or within reasonable cost parameters, if we do not appropriately and timely train our employees to operate any of these new systems, if we fail to migrate to new systems in a manner free from disruption, if the new systems fail to perform as desired, or if we are unable to appropriately protect any of these systems, we could suffer the loss of data, vulnerabilities to cyber-attack, system outages or other performance problems, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business is dependent on our payroll, transaction, financial, accounting, and other data processing systems. We rely on these systems, which are maintained both internally and externally at third parties, to process, on a daily and time sensitive basis, a large number of complicated transactions. We, both through our internal systems and systems maintained by third parties, electronically receive, process, store, and transmit data and personal information about our customers and their employees, as well as our vendors and other business partners. We keep this information confidential. However, both our internal and third-party partners’ websites, networks, applications and technologies, and other information systems have been, and may in the future be targeted by malevolent parties for sabotage, disruption, ransom, or data misappropriation. Further, as we grow by acquisition, these risks become acute in the period following the acquisition, as we set about integrating the acquisition target’s systems into ours. Additionally, as we retire our legacy products like our bureau payroll services or sunset certain acquired products, we are decreasing investments in maintaining those systems which creates the potential for a security breach of one of those systems. The uninterrupted operation of our information systems and our ability to maintain the confidentiality and integrity of personal information and other customer and individual and company information that resides on our systems are critical to the successful operation of our business. We, and our third party providers, maintain systems and processes designed to protect this data and maintain business continuity, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. Any information security breach in our business processes or of our processing systems (whether they are maintained internally or externally at third parties) has the potential to impact our customer information and sensitive company information, including our financial reporting capabilities, which could result in the potential loss of business and our ability to accurately report financial results. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could potentially miss a critical filing period, resulting in potential fees and penalties, or lose control of customer data, all of which could result in financial loss, a disruption of our business, liability to customers, regulatory intervention, or damage to our reputation. Further, our employees, service providers, and third parties frequently work on a remote or hybrid model, which may involve relying on less secure systems and may increase the risk of cybersecurity-related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same security measures deployed in our physical offices.

Additionally, security breaches of customer and user information which occur outside of our systems may nevertheless result in increased business costs, lost revenues, damage to reputation, and exposure to litigation. In most instances, our customers administer access to the data of their employees and service providers. While we encourage customers to implement certain security controls, they may not implement appropriate controls to protect the identities used to access our products. As a result, customers may suffer a cybersecurity attack on their own systems, unrelated to our own, and allow a malicious actor access to the customer’s information held on our platform. Even if such a breach is unrelated to our security programs or practices, such breach could cause us reputational harm and require us to incur significant economic and operational consequences in order to adequately assess and respond to the breach, including further protecting our customers from their own vulnerabilities, and to implement appropriate safeguards to protect against future breaches.

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

12 | 2023 Form 10-K

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

Failure to comply with privacy, data protection, and information security laws and regulations could have a material adverse effect on our business, results of operations or financial condition, or have other adverse consequences. These laws, which are not uniform, govern the collection, storage, hosting, transfer (including in some cases, the transfer outside the country of collection), use, disclosure, security, retention, and destruction of personal information; they require us to give notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and regulate the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, clients, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. The European Union (the “EU”) General Data Protection Regulation (the “GDPR”), the California Consumer Protection Act (the “CCPA”) and its successor, the California Privacy Rights Act (“CPRA”), are among the most comprehensive of these laws. The number of related laws and regulations we are subject to continue to increase as we enter new markets in Europe, Asia Pacific, and Latin America, and as we continue our entry into the consumer space through our Dayforce Wallet product. Restrictions on transfers of personal information from one geography to another continue to evolve. Complying with these laws and requirements, has resulted in significant costs to our business and may continue to require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a material adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in significant regulatory penalties and legal liability and damage our reputation. Restrictions on cross border data flows and data residency requirements may negatively impact our clients’ and our own ability to transfer personal information to the U.S. and other countries as part of our provision of services, and in support of our own operations, potentially impacting revenues. In addition, data security events and concerns about privacy abuses by other companies are changing consumer and social expectations for enhanced privacy and data protection. As a result, even the perception of noncompliance, whether or not valid, may damage our reputation. Finally, our ability to produce data-driven insights for our customers as we continue to leverage AI in our HCM technology may be constrained by current and future privacy, social and ethics regulatory requirements and considerations, thereby restricting our ability to use data in innovative ways. These regulatory requirements and considerations may also impose burdensome and costly requirements on our ability to leverage data, and potentially result in brand or reputational harm.

Our business plan is focused on an aggressive growth strategy. If we fail to manage our growth effectively or if our strategy is not successful, we may be unable to execute our business plan, to maintain high levels of service, or to adequately address competitive challenges.

We have experienced, and we believe we will continue to experience, a period of rapid growth in our operations and Cloud solutions. The growth of our operations and Cloud solutions has and may continue to place a strain on our management, administrative, operational, technological, and financial infrastructure. In order to manage our growth effectively, we will need to continuously improve our management, administrative, operational, technological, and financial systems, and our internal controls, reporting systems, and procedures to scaled global capabilities which may require investment as we grow and could result in disruption as we transform. Our attempts to develop new or enhanced functionality to our services, whether as part of our anticipated development road map or in response to enhancement requests we have committed to our customers, has been, and will continue to be expensive and impact our profitability. Failure to effectively manage growth or to achieve a profitable growth strategy could result in problems or delays in implementing customers, declines in quality or customer satisfaction, decreased profitability on new customer deals, increases in costs, complications or delays in

13 | 2023 Form 10-K

introducing new features or fixing or updating our existing technology and infrastructure, or other operational challenges; and any of these difficulties could have a material adverse effect on our business, financial condition, and results of operations.

The markets in which we participate are highly competitive, and if we do not compete effectively, it could have a material adverse effect on our business, financial condition, and results of operations.

The markets in which we participate are highly competitive, and competition could intensify in the future. We believe the principal competitive factors in our market include: breadth and depth of product functionality, scalability and reliability of applications, robust workforce management, comprehensive tax services, modern and innovative Cloud technology platforms combined with an intuitive user experience, rapid technological change such as the rise of large language models, multi-country and jurisdiction domain expertise in payroll and HCM, quality of implementation and customer service, integration with a wide variety of third party applications and systems, total cost of ownership and return on investment, brand awareness, and reputation, pricing and distribution.

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

14 | 2023 Form 10-K

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

We have experienced and will continue to experience significant growth in the number of users, transactions, and data that our operations infrastructure supports, including the acquisition of new systems via strategic transactions. We seek to maintain sufficient capacity in our operations infrastructure to meet the needs of our customers and to facilitate the rapid provision of new customer activations and the expansion of existing customer activations. In addition, we need to continue to properly manage our technological operations infrastructure to support version control, changes in hardware and software parameters, and the evolution of our applications. We have experienced, and may in the future experience, website disruptions, outages, and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, increased resource consumption from expansion or modification to our Dayforce code, spikes in customer usage, denial of service issues and Cloud interruptions run by third party service providers and our ability to react. The risks of these problems occurring may be exacerbated by our strategic acquisitions, especially in the period following the acquisition as we integrate the acquisition target’s systems into ours, as well as our aging technology infrastructure which in some cases is supported by older platforms. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject them to financial penalties, causing us to incur financial liabilities and customer losses.

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

15 | 2023 Form 10-K

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

Our business depends on the ability to implement our solutions on a timely, accurate, and cost-efficient basis and to provide professional services at the high level demanded by our customers. Implementation and other professional services may be performed by our own staff, by a third party, or by a combination of the two. If a customer is not satisfied with the timely access or the quality of work performed, then we could incur loss of revenue or additional costs to address the situation, the customer’s dissatisfaction with such services could damage our ability to expand the number of applications subscribed to by that customer or we could be liable for loss or damage suffered as a result, any of which could have a material adverse effect on our business, financial condition, and results of operations. If a new customer is dissatisfied with implementation, the customer could refuse to go-live, which could result in a delay in our collection of fees or could result in a customer seeking repayment of its implementation fees or suing us for damages or could force us to enforce the termination provisions in our customer contracts in order to collect revenue. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may affect our ability to compete for new business with current and prospective customers, which could also have a material adverse effect on our business, financial condition, and results of operations.

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

16 | 2023 Form 10-K

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

For our Dayforce Wallet product, we advance earned net wages and associated tax amounts on behalf of customers in connection with the “on-demand pay” payroll feature of the service in order to provide their employees access to earned wages in advance of their standard payroll cycles. A customer may fail to satisfy its obligation to repay us for those advanced monies which could have a material adverse effect on our business, financial condition, and results of operations.

In the case of our “on-demand pay” service (a service that is offered as part of the Dayforce Wallet), credit is provided to our customers and funds are advanced on the customers’ behalf in order to fund the customers’ employees’ interim earned net wage payroll demands (including associated source and other deductions) with the requirement that the customers will repay the advance on the date of their next ordinary payroll run. These advances may or may not have priority over other creditors of our customers, and our other credit protection measures, if implemented, may be inadequate to make us whole. There is, therefore, a risk that our customers do not pay back the amounts we have already paid on their behalf, and in that event, we may possess limited legal recourse to recoup those funds from our customers. In the event of a customer’s failure to repay us, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, or suffer credit losses, which could have a material adverse effect on our business, financial condition, and results of operations.

Customer funds and wage funds of their employees that our trustees and third-party financial institution partners hold are subject to market, interest rate, credit, and liquidity risks. The loss of these funds could have a material adverse effect on our business, financial condition, and results of operations.

17 | 2023 Form 10-K

Our trustees (in the case of customer funds held in our U.S. Employer Funds Trust and our Canada Payroll Trust) and our third party financial institution partners (in the case of employee wage funds held on their behalf as part of the U.S. Dayforce Wallet program and certain of our non-U.S. operations) may invest funds in one or more high-quality bank deposits, money market mutual funds, commercial paper, collateralized short-term investments, government securities, as well as highly rated asset-backed, mortgage-backed, municipal, corporate, and bank securities. These assets are subject to varying degrees of general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility. We are required to fund the payroll and wage funds of our customers and their employees regardless of any loss realized on those investments affecting the principal funds held. In the event of a global financial crisis, such as that experienced in 2008, we could be faced with a severe constriction of the availability of liquidity, which could impact our ability to fund payrolls. Any loss of principal, or inability to access customer funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity, and could have a material adverse effect on our business, financial condition, and results of operations.

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

Regulators worldwide are exercising heightened scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such heightened scrutiny has resulted in more aggressive investigations and enforcement of such laws and more burdensome regulations, any of which could have a material adverse impact on our business. We are growing our business throughout the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the U.S. Foreign Corrupt Practices Act. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties, and in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others. In addition, some of our businesses and entities in the U.S. and a number of other countries in which we operate are and will continue to be subject to anti-money laundering laws and regulations. These laws require us to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. These laws and regulations include the Bank Secrecy Act of 1970 as amended by the USA PATRIOT Act of 2000 (the “BSA”), that requires banks and money services businesses, among others, to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records.

We have implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and we are continuously in the process of reviewing, upgrading, and enhancing certain of our policies and procedures. However, there can be no assurance that our employees, consultants, or agents will not take actions in violation of our policies for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators. Any violations of

18 | 2023 Form 10-K

applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage our reputation and have a material adverse effect on our results of operation or financial condition. Further, bank regulators, including the OCC, which now regulates the DNTB, continue to impose additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses, as a class, to be higher risk customers for money laundering. As a result, our banking partners that assist in processing our money movement transactions may limit the scope of services they provide to us or may impose additional material requirements on us. Further, bank regulators, including the OCC, may increase regulatory investigations or governmental oversight to ensure we are meeting our BSA obligations. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to materially change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a material adverse effect on our results or financial condition.

We may not be able to utilize a significant portion of our net operating loss, which could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2023, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2031 and 2024 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could have a material adverse effect on our financial condition and results of operations.

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

We face risk of litigation, regulatory investigations, and similar actions in the ordinary course of our business, including the risk of lawsuits and other legal actions relating to breaches of contractual obligations, tortious claims, employment and labor law matters, securities law claims, or claims related to erroneous transactions or breach of other laws or regulations from customers, stockholders, vendors, employees or other third parties which could result in fines, penalties, interest, loss of revenue, increased expense, or other damages. In particular, our clients have sought to pursue indemnification claims against us where they have been subject to wage compliance, payroll fraud, and data privacy claims. Litigation might result in substantial costs and may divert management’s attention and resources, which might materially harm our business, overall financial condition, and operating results. We may also be subject to various regulatory inquiries, such as information requests, subpoenas, and book and records examinations, from regulators and other authorities in the geographic markets in which we operate. A substantial liability arising from a lawsuit judgment or settlement or a significant regulatory action against us or a disruption in our business arising from adverse adjudications in proceedings against our directors, officers, or employees could have a material adverse effect on our business, financial condition, and results or operations. Further, insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results and leading analysts or potential investors to lower their expectations of our performance, which could reduce the trading price of our stock or potentially result in a lawsuit related to the reduced trading price of our stock.

Additionally, we are subject to claims and investigations as a result of our predecessor, Control Data Corporation (“CDC”), Ceridian Corporation, and other former entities for whom we are successor-in-interest with respect to assumed liabilities. For example, in September 1989, CDC became party to an environmental matters agreement with Seagate Technology plc (“Seagate”) related to groundwater contamination on a parcel of real estate in Omaha, Nebraska sold by CDC to Seagate. In February 1988, CDC entered into an arrangement with Northern Engraving Corporation and the Minnesota Pollution Control Agency in relation to groundwater contamination at a site in Spring Grove, Minnesota. We have also been subject to asbestos related claims for former CDC employees. Although we are fully reserved for these groundwater contamination liabilities, and partially insured for the asbestos claims, we cannot be certain if additional claims, investigations, or liabilities related to such predecessor companies will surface.

19 | 2023 Form 10-K

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on copyright, trade secret, and trademark laws; trade secret protection; and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be ineffective or inadequate. In addition, use of AI tools may result in the release of confidential or proprietary information which could limit our ability to protect, or prevent us from protecting, our intellectual property rights.

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

There is considerable intellectual property development activity in our industry. Third parties, including our competitors, may own or claim to own intellectual property relating to our service offerings and may claim that we are infringing their intellectual property rights. Additionally, as we expand our use of AI, there is uncertainty regarding intellectual property ownership and license rights of AI algorithms and content generated by AI, and we may become subject to similar claims of infringement. We may be found to be infringing upon such rights, even if we are unaware of their intellectual property rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us or if we decide to settle, could require that we pay substantial damages or ongoing royalty payments, obtain licenses, modify applications, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers, vendors, or partners in connection with any such claim or litigation. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming.

The use of open source software in our applications may expose us to additional risks and harm our intellectual property rights.

Some of our applications include software covered by open source licenses. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate such software into their products or applications. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, to re-engineer all or a portion of our technologies, or otherwise to be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. Some open source software may include AI capabilities or other software that incorporates or relies on AI, or may have been created, in whole or in part, by AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of AI software and tools, has not been fully interpreted by courts or been fully addressed by regulation. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could have a material adverse effect on our business, financial condition, and results of operations.

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

20 | 2023 Form 10-K

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

In connection with the pricing of the Convertible Senior Notes, we entered into the Capped Calls. Please refer to Part II, Item 8, Note 9, "Debt" for additional information. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Senior Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are complex transactions that are not part of the terms of the Convertible Senior Notes and may not operate as planned. If the Capped Calls do not operate as we intend, it may have an effect on the price of the Convertible Senior Notes or our common stock.

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

21 | 2023 Form 10-K

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

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile, and investors may lose all or part of their investment.

The market price and volume of our common stock trading has experienced, and may continue to experience, wide fluctuations and volatility. Factors that may impact our performance and market price include those discussed elsewhere in this “Risk Factors” section of this Annual Report on Form 10-K and others such as: market factors such as economic recession or monetary policy actions by central banking authorities, announcement or filing with the SEC by us or our competitors of acquisitions, business plans or commercial relationships as well as new services; any major change in our senior management or board of directors; sales, or anticipated sales, of our stock, including sales by our officers, directors, and significant stockholders; issuance of new, negative, or changed securities analysts’ reports or recommendations or estimates; investor perceptions of us and the industries in which we or our customers operate; and threatened or actual litigation and governmental investigations.

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

The issuance of additional stock in connection with acquisitions, financings, our equity incentive plans, our Convertible Senior Notes, or otherwise will dilute all other stockholders. Our restated certificate of incorporation authorizes us to issue up to five hundred million shares of common stock and up to ten million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions or opportunities in the future. We may pay for such acquisitions or opportunities, in part or in full, through the issuance of additional equity securities. Further, the conversion of some or all of the Convertible Senior Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Senior Notes.

22 | 2023 Form 10-K

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

Anti-takeover protections in our restated certificate of incorporation, our fourth amended and restated bylaws, or our contractual obligations may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders.

Provisions contained in our restated certificate of incorporation and fourth amended and restated bylaws, as well as provisions of Delaware law, could delay or make it more difficult to remove incumbent directors or could impede a merger, takeover, or other business combination involving us or the replacement of our management, or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock, even if it would benefit our stockholders.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We recently identified one material weakness in our internal control over financial reporting, the GITC Material Weakness, as described in Part II, Item 9A, Controls and Procedures.

We have commenced measures to remediate the GITC Material Weakness and anticipate that it will be fully remediated before December 31, 2024. Until the GITC Material Weakness is remediated, we will continue to perform additional analyses and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The GITC Material Weakness cannot be considered remediated until the newly designed control activities operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. We can give no assurance that the measures we are taking and plan to take in the future will remediate the GITC Material Weakness identified, or that any additional material weaknesses or restatements of financial results will not arise in the future. In addition, even if we are successful in strengthening our internal control over financial reporting, in the future those controls may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our

23 | 2023 Form 10-K

financial position and results of operations on a timely and accurate basis. If our financial statements are inaccurate, investors may not have a complete understanding of our operations and we could face the risk of stockholder litigation. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchanges on which our common stock is listed, the SEC or other regulatory authorities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements, which could have a material adverse effect on our business, financial condition, and results of operations.

Adverse economic and market conditions could affect our business, operating results, or financial condition.

Our business depends on the overall demand for HCM applications and on the economic health of our current and prospective clients. If economic conditions in the U.S., Canada, or in global markets deteriorate, clients may cease their operations, reduce headcount, delay or reduce their spending on HCM and other outsourcing services or attempt to renegotiate their contracts with us. In addition, global and regional macroeconomic developments, such as increased unemployment, decreased income, uncertainty related to future economic activity, reduced access to credit, increased interest rates, inflation, volatility in capital markets, and decreased liquidity, among other possible factors, could negatively affect our ability to conduct business. An economic decline could result in reductions in sales of our applications, decreased revenue, longer sales cycles, slower adoption of new technologies, and increased price competition, any of which could adversely affect our business, operating results, or financial condition. In addition, HCM spending levels may not increase following any recovery.

In recent years, there have been several instances when there has been uncertainty regarding the ability of the U.S. Congress and the U.S. President collectively to reach agreement on federal budgetary and spending matters. A period of failure to reach agreement on these matters, particularly if accompanied by an actual or threatened government shutdown, may have an adverse impact on the U.S. economy. Additionally, because certain of our clients rely on government resources to fund their operations, a prolonged government shutdown may affect such clients’ ability to make timely payments to us, which could adversely affect our operations results or financial condition.

Further, as part of our payroll and tax filing application, we collect and then remit client funds to taxing authorities and accounts designated by our clients. During the interval between receipt and disbursement, we may invest such funds in money market funds, demand deposit accounts, certificates of deposit, U.S. treasury securities and commercial paper. These investments are subject to general market, interest rate, credit and liquidity risks, and such risks may be exacerbated during periods of unusual financial market volatility. Any loss of or inability to access such funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity, which may not be available on terms that are acceptable to us, if at all.

Our quarterly results of operations have and may continue to fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including the levels of our revenues, gross margin, profitability, cash flow, and deferred revenue, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. These factors include: our ability to attract and retain new and current Cloud customers, as well as Dayforce Wallet customers; changes to services or pricing impacting our customer contracts; seasonal variations in sales of and revenue from our applications, changes to our operating expenses related to the maintenance and expansion of our business including newly acquired businesses, operations, and infrastructure; and general economic, industry, and market conditions, including the addition or loss of employees by our Cloud customers who generally pay on a per-employee, per-month ("PEPM") basis, interest rates, and accounting rules.

Catastrophic events may disrupt our business and expose us to risks that could adversely affect our business, financial condition, results of operations, and reputation.

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

24 | 2023 Form 10-K

suppliers, partners, or customers. All the potential impacts could have a material adverse effect on our business, financial condition, and results of operations.

For instance, the COVID-19 pandemic created significant global volatility, uncertainty, and economic disruption. The extent to which it, or other similarly disrupting event, will continue to adversely affect our business, operations, and financial results will depend on numerous evolving factors, including developments which are highly uncertain and cannot be predicted, such as the duration and scope of the event, and that affect our ability to sell and to provide our services to our current and future customers, and the ability of our customers to pay for our services or to make us whole for advances of earned net wages and associated tax amounts made on their behalf by us.

Our disclosures and ambitions related to ESG matters may expose us to risks that could adversely affect our reputation and performance.

We publicly share certain information about our company’s ambitions, programs, and goals on ESG matters. These disclosures, the goals we have set, or a failure to meet these goals may generate increased scrutiny of our business that could harm our brand and our reputation. There has been a recent notable increase in current and proposed regulations at the state and federal level on publicly traded companies related to ESG matters. A failure to fully comply with these new regulatory requirements, or a failure to do so in a timely matter, could have an adverse effect on our business, financial condition, and our perception by key stakeholders.

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

Changes in generally accepted accounting principles in the U.S. could have a material adverse effect on our previously reported results of operations.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and to interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our previously reported results of operations and could affect the reporting of transactions completed before the announcement of a change. Please refer to Part II, Item 8, Note 2, “Summary of Significant Accounting Policies”, of this report for our assessment of recently issued and adopted accounting pronouncements.

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

Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. During periods of volatile credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail, no longer participate in credit offerings, or refuse to honor their existing legal commitments and obligations to us, including but not limited to, extending credit up to the maximum amount permitted by the Revolving Credit Facility. If our lenders are unable to fund borrowings under their revolving credit commitments or we are unable to borrow or refinance our debt in the financial markets, it could substantially increase our cost of borrowing or be difficult to obtain sufficient funding to execute our business strategy or to meet our liquidity needs, which could have a material adverse effect on our business, financial condition, and results of operations.

25 | 2023 Form 10-K

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As an HCM company, we face a multitude of cybersecurity threats from threat actors seeking to access or leverage the data we possess for malicious ends. Review of our information security program, including our cybersecurity policies, standards, and processes, is integrated into our Enterprise Risk Management ("ERM") program which is based on the COSO Enterprise Risk Management Framework and International Organization for Standardization ("ISO") 31000, the two most widely used global standards for ERM.

Our information security program aligns with recommended practices in security standards issued by ISO, AICPA (SSAE18), National Institute of Standards and Technology ("NIST") and other industry sources. Specifically, we maintain several ISO certifications (ISO 27001, 27701, 27017, 27018, 27036), NIST 800-171 compliance, and SOC 1 and 2 Type 2 reports to comply and adhere to industry standard practices. We have invested in our data security team, information security program, and security environment in order to identify, prevent, and mitigate cybersecurity threats and promptly identify and respond to cybersecurity incidents when they occur. Maintaining, monitoring, and updating our information security program to ensure that it remains reasonable and appropriate to changes in the security threat landscape, available technology, security vulnerabilities, and legal and contractual requirements applicable to us, is a continuous effort.

Risk Management and Strategy

We believe that effective cybersecurity depends upon the successful implementation and maintenance of a comprehensive information security program. Deploying suitable security technology, which encompasses analytics and automation, and leveraging the expertise of highly skilled security and risk professionals, is crucial in our strategy. Additionally, we prioritize data governance and data-centric security as integral components of our approach to ensure compliance, uphold privacy standards, and safeguard customer data.

We continue to work to enhance our capabilities in cloud security and assurance testing, security operations and automation, product security, and enterprise risk management. To combat the evolving cybersecurity risk landscape and the enhanced level of sophistication of cybersecurity threats, management has prioritized five areas of our information security program: global standards and operations, a risk-aware workforce, product security, detection and response, and data governance management. In addition, we maintain cybersecurity insurance; however, the costs related to cybersecurity threats or disruptions may not be fully insured.

We contract with several outside cybersecurity experts to audit and test security controls on a regular basis. Any risks or control gaps identified as a result of such assessments, audits, and reviews are reported to the most senior leadership of all functional areas of the Company, the Audit Committee of the Board (the "Audit Committee"), and the Board as appropriate, and we adjust our cybersecurity policies, standards, and practices as necessary.

We face a number of risks from cybersecurity threats, which may materially affect our business, financial condition, and results of operations, because our business is dependent on the successful operation of our payroll, transaction, financial, accounting, and other data processing systems. Although such risks have not materially affected us, including our business, financial condition, and results of operations to date, we have, from time to time, experienced threats to and breaches of our data and systems, and our third-party partners’ data and systems, including malware and computer virus attacks. Businesses we acquire maintain separate cybersecurity programs and processes that may differ in scope and complexity from our overall programs and processes as we set about integrating the acquisition target’s systems into ours.

We cannot eliminate all risks from cybersecurity threats or provide assurances that we have not detected a cybersecurity incident.

Please refer to Part I, Item 1A, “Risk Factors” for further discussion of our cybersecurity-related risks.

Governance

Our commitment to cybersecurity begins at the Board and extends to the most senior leadership of all functional areas of the Company. Our Audit Committee oversees our risk management process at the Board level. The Audit Committee’s responsibilities include regular review of policies and practices with respect to risk assessment and risk management, including in the areas of cybersecurity and other information technology risk and privacy.

26 | 2023 Form 10-K

The Company’s cybersecurity program is supervised by our Chief Information Security Officer ("CISO"). The CISO and his team are responsible for leading enterprise-wide cybersecurity, strategy, policy, standards, and processes. The CISO provides quarterly updates related to the cybersecurity program, including any notable incidents at regularly scheduled Audit Committee meetings. The CISO updates include details regarding the magnitude, financial impact, and remediation of cybersecurity incidents. Members of our Board of Directors and senior Company executives participate in annual tabletop exercises that focus on testing response plans to ransomware, cloud security, payroll disruption, and other incidents. In addition, in order to deploy a consistent cybersecurity framework, and to manage the risk of social engineering, software downloads, and phishing, we educate employees globally through ongoing security awareness training.

Our CISO has served in various roles in information technology and information security for over 25 years, with experience in technology risk management, cybersecurity, compliance, network engineering, information systems, and business resiliency. He is a Certified Information Systems Security Professional and is a member of the National Association of Corporate Directors ("NACD"). At the management level, our CISO, who oversees our data security personnel, works closely with our Chief Risk Officer, who oversees our incident response and business continuity management programs, to assess and manage the cybersecurity element of our ERM program. Our Chief Risk Officer has extensive familiarity with our business, having been at Dayforce, Inc. for over 20 years. Our Chief Risk Officer focuses on risk management, business continuity planning, crisis management, audit processes, operations management, and executive and board of directors reporting.

Our CISO and Chief Risk Officer report to our Chief Operating Officer. These officers, along with our Chief Product and Technology Officer and our Chief Information Officer, drive our cybersecurity priorities at the executive level.

We have established a documented cybersecurity incident materiality assessment and disclosure program that is jointly managed by our Incident Response, Cybersecurity, and Corporate Legal teams. This program calls for the immediate assessment of potentially material cybersecurity incidents, and the appropriate escalation to our cross-functional Disclosure Committee in order to facilitate the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner and elevated to our Audit Committee or Board if needed.

Item 2. Properties.

Our corporate headquarters is located in Minneapolis, Minnesota and we also have a major office location in Toronto, Ontario, Canada, both in leased facilities. In addition, as of December 31, 2023, we lease office space in various other locations across North America, APJ, and EMEA. We believe that our current facilities meet our needs, and we are confident that we will be able to obtain additional space on commercially reasonable terms to accommodate future growth as needed. Refer to Part II, Item 8, Note 6, "Leases," to our consolidated financial statements for additional discussion of our leases.

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

27 | 2023 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on the NYSE and the TSX. On February 1, 2024, our common stock began trading under the symbol "DAY". This replaced the symbol “CDAY”, which had been used since April 26, 2018, the date of our initial public offering.

Dividend Policy

We do not currently intend to pay cash dividends on our common stock in the foreseeable future. However, in the future, subject to factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends.

Stockholders

As of December 31, 2023, there were 54 stockholders of record of our common stock. The actual number of stockholders is considerably greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total shareholder returns on our common stock with the cumulative total return on the S&P 500 Index and the S&P 1500 Application Software Index. The graph assumes $100 was invested in each, based on closing prices from December 31, 2018 through December 31, 2023, utilizing the last trading day of each respective quarter. Stock price performance shown in the Stock Performance Graph for our common stock is historical and not necessarily indicative of future performance.

28 | 2023 Form 10-K

COMPARISON OF CUMULATIVE TOTAL RETURN

Dayforce, Inc.
S&P 500 Index
S&P 1500 Application Software Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2018
3/31/2019
6/30/2019
09/30/2019
12/31/2019
03/31/2020
06/30/2020
09/30/2020
12/31/2020
03/31/2021
06/30/2021
09/30/2021
12/31/2021
03/31/2022
06/30/2022
09/30/2022
12/31/2022
03/31/2023
06/30/2023
09/30/2023
12/31/2023

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.

Item 6. [Reserved]

29 | 2023 Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto included elsewhere in this report. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations covers fiscal 2023 and fiscal 2022 items and year-over-year comparisons between fiscal 2023 and fiscal 2022. Discussions of fiscal 2021 items and year-over-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that was filed with the SEC on March 1, 2023.

Overview

Dayforce, Inc., formerly known as Ceridian HCM Holding Inc., is a global HCM software company. We categorize our solutions into three categories: Cloud recurring, other recurring (formerly referred to as Bureau), and professional services and other. Cloud recurring revenue is primarily generated from HCM solutions that are delivered via two Cloud offerings: Dayforce, our flagship Cloud HCM platform, and Powerpay, a Cloud HR and payroll solution for the Canadian small business market. We also continue to support customers using our legacy North America solutions and customers using our acquired solutions in APJ. We invest in maintenance and necessary updates to support our customers and continue to migrate them to Dayforce. Revenue from our Cloud recurring and other recurring solutions includes investment income generated from holding customer funds, also referred to as float revenue or float.

Dayforce provides global HR, payroll and tax, workforce management, benefits, and talent intelligence functionality. Our platform is used by organizations of all sizes, from small businesses to global organizations, regardless of industry, to optimize management of the entire employee lifecycle, including attracting, hiring, engaging, paying, and developing their people. Dayforce was built as a single application from the ground up that combines a modern, consumer-grade user experience with proprietary application architecture, including a single employee record and a rules engine spanning all areas of HCM. Dayforce provides continuous real-time calculations across all modules to enable, for example, payroll administrators access to data through the entire pay period, and managers access to real-time data to optimize work schedules. Our platform is designed to drive efficiencies for our customers and their employees by improving HCM decision-making processes, streamlining workflows, revealing strategic organizational insights, and simplifying legislative compliance. The platform is designed to ease administrative work for both employees and managers, creating opportunities for companies to increase employee engagement. We sell Dayforce through our direct sales force and partner ecosystem on a subscription PEPM basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter.

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

Over the lifetime of the customer relationship, we have the opportunity to realize additional PEPM revenue, both as the customer grows or rolls out the Dayforce solution to additional employees, and also by selling additional functionality to existing customers that do not currently utilize our full suite. We also incur costs to manage the account, to retain customers, and to sell additional functionality. These costs, however, are significantly less than the costs initially incurred to acquire and to take customers live.

30 | 2023 Form 10-K

Revenues

We generate recurring revenues primarily from recurring fees charged for the use of our Cloud recurring solutions, Dayforce and Powerpay, as well as from our other recurring solutions. We also generate professional services and other revenue associated primarily with the work performed to assist customers with the planning, design, and implementation of their Cloud-based solution. Our solutions are typically provided through long-term customer relationships that result in a high level of recurring revenue. We also generate recurring revenue from investment income on our recurring customer funds before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue.

For Dayforce, we primarily charge monthly recurring fees on a PEPM basis, generally one-month in advance of service, based on the number and type of solutions provided to the customer and the number of employees and other users at the customer. Our standard Dayforce contracts are generally for a three to five-year period. The average time it takes to implement Dayforce typically ranges from three months for smaller customers to twelve months for larger customers. We begin to generate recurring revenue when we provide a production instance to the customer. We also provide outsourced HR solutions to certain of our Dayforce customers, which are tailored to meet their individual needs, and entail performing the duties of a customer’s HR department, including payroll processing, time and labor management, performance management, and recruiting, as needed.

We offer Powerpay for Canadian organizations with fewer than 100 employees. The majority of Powerpay revenue is generated from recurring fees charged on a per-employee, per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. Powerpay can typically be implemented on a remote basis within one to three days, at which point we start receiving recurring fees.

For our Other recurring solutions, we typically charge recurring fees on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis. Our outsourced HR solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s HR department, including payroll processing, time and labor management, performance management, and recruiting. We also perform individual services for customers, such as check printing, wage attachment and disbursement, and ACA management.

How We Assess Our Performance

In assessing our performance, we consider a variety of performance indicators in addition to revenue and net income (loss). Set forth below is a description of our key performance measures.

	Year Ended December 31,
	2023	2022
Live Dayforce customers (a)	6,393	5,993
Cloud annualized recurring revenue (ARR) (a,b) (in millions)	$1,250.6	$1,041.3
Annual Dayforce revenue retention rate (a,b)	97.1%	97.1%
Dayforce recurring revenue per customer (b,c)	$146,771	$121,425
Adjusted EBITDA (b) (in millions)	$410.2	$250.4
Adjusted EBITDA margin (b)	27.1%	20.1%

(a)
Excluding the 2021 acquisitions of Ascender and ADAM HCM.
(b)
Refer below and to the “Non-GAAP Financial Measures” section for further description and definition of this performance indicator which is considered a non-GAAP financial measure.
(c)
Excluding float revenue, Ascender and ADAM HCM revenue, and on a constant currency basis.

Live Dayforce Customers

We use the number of live Dayforce customers as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We market Dayforce to customers of all sizes, including small (under 500 employees), major (500 to 5,999 employees), and enterprise (6,000 or more employees).

31 | 2023 Form 10-K

The following table sets forth the number of live Dayforce customers* at the end of the years presented:

Cloud Annualized Recurring Revenue (“ARR”)

We use Cloud ARR, a non-GAAP financial measure, to measure the size and growth of our recurring Cloud business, which we believe is useful to management and investors. We derive the majority of our Cloud revenues from recurring fees, primarily PEPM subscription charges. We also derive recurring revenue from fees related to the rental and maintenance of clocks, charges for once-a-year services, such as year-end tax statements, and float revenue on our customer funds before such funds are remitted to taxing authorities, customer employees, or other third parties. We set annual targets for Cloud ARR and monitor progress toward those targets on a quarterly basis.

Annual Dayforce Revenue Retention Rate

We use annual Dayforce revenue retention rate, a non-GAAP financial measure, to measure the percentage of revenues that we retain from our existing Dayforce customers, which we believe is useful to management and investors as an indicator of customer satisfaction and future revenues. Our annual Dayforce revenue retention rate was above 97% for the years ended December 31, 2023, 2022, and 2021. We set annual targets for Dayforce revenue retention rate and monitor progress toward those targets on a quarterly basis by reviewing known and anticipated customer losses. Our Dayforce revenue retention rate may fluctuate as a result of a number of factors, including the mix of Dayforce solutions used by customers, the level of customer satisfaction, and changes in the number of employees live on our Dayforce solutions.

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

*Excluding the 2021 acquisitions of Ascender and ADAM HCM.

32 | 2023 Form 10-K

Constant Currency Revenue

We present percentage change in revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. We have calculated percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.35, with a daily range of $1.31 to $1.39 for the twelve months ended December 31, 2023, compared to $1.30, with a daily range of $1.25 to $1.39 for the twelve months ended December 31, 2022. As of December 31, 2023, the U.S. dollar to Canadian dollar foreign exchange rate was $1.33.

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

Recent Events

Effective January 31, 2024, Ceridian HCM Holding Inc. changed its corporate name to Dayforce, Inc. Effective February 1, 2024, we ceased trading under the ticker symbol "CDAY" and began trading under our new ticker symbol, "DAY," on the NYSE and the TSX.

On February 1, 2024 we completed the purchase of 100% of the outstanding shares of eloomi A/S, a learning experience platform software provider based in Copenhagen, Denmark, and Orlando, Florida.

33 | 2023 Form 10-K

Results of Operations

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,		Increase/(Decrease)		Percentage of Revenue
	2023	2022	Amount	%	2023	2022
	(In millions)
Revenue:
Recurring
Cloud	$1,211.4	$908.4	$303.0	33.4%	80.0%	72.9%
Other	85.9	139.2	(53.3)	(38.3)%	5.7%	11.2%
Total recurring	1,297.3	1,047.6	249.7	23.8%	85.7%	84.1%
Professional services and other	216.4	198.6	17.8	9.0%	14.3%	15.9%
Total revenue	1,513.7	1,246.2	267.5	21.5%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	278.5	254.4	24.1	9.5%	18.4%	20.4%
Other	46.4	55.0	(8.6)	(15.6)%	3.1%	4.4%
Total recurring	324.9	309.4	15.5	5.0%	21.5%	24.8%
Professional services and other	265.6	238.7	26.9	11.3%	17.5%	19.2%
Product development and management	209.9	169.9	40.0	23.5%	13.9%	13.6%
Depreciation and amortization	66.8	55.0	11.8	21.5%	4.4%	4.4%
Total cost of revenue	867.2	773.0	94.2	12.2%	57.3%	62.0%
Gross profit	646.5	473.2	173.3	36.6%	42.7%	38.0%
Selling and marketing	250.2	251.5	(1.3)	(0.5)%	16.5%	20.2%
General and administrative	263.2	247.5	15.7	6.3%	17.4%	19.8%
Operating profit (loss)	133.1	(25.8)	158.9	615.9%	8.8%	(2.1)%
Interest expense, net	36.1	28.6	7.5	26.2%	2.4%	2.3%
Other expense, net	1.0	8.5	(7.5)	(88.2)%	0.1%	0.7%
Income (loss) before income taxes	96.0	(62.9)	158.9	252.6%	6.3%	(5.0)%
Income tax expense	41.2	10.5	30.7	292.4%	2.7%	0.8%
Net income (loss)	$54.8	$(73.4)	$128.2	174.7%	3.6%	(5.9)%

34 | 2023 Form 10-K

Revenue. The following table sets forth certain information regarding our consolidated revenues for the periods presented:

	Year Ended December 31,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2023	2022	2023 vs. 2022		2023 vs. 2022
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$962.9	$752.8	27.9%	(0.8)%	28.7%
Dayforce float	148.2	62.4	137.5%	(2.1)%	139.6%
Total Dayforce recurring	1,111.1	815.2	36.3%	(0.9)%	37.2%
Powerpay recurring, excluding float	81.9	80.7	1.5%	(3.7)%	5.2%
Powerpay float	18.4	12.5	47.2%	(5.6)%	52.8%
Total Powerpay recurring	100.3	93.2	7.6%	(4.0)%	11.6%
Total Cloud recurring	1,211.4	908.4	33.4%	(1.2)%	34.6%
Other recurring (b)	85.9	139.2	(38.3)%	(2.0)%	(36.3)%
Total recurring revenue	1,297.3	1,047.6	23.8%	(1.4)%	25.2%
Professional services and other (c)	216.4	198.6	9.0%	(1.1)%	10.1%
Total revenue	$1,513.7	$1,246.2	21.5%	(1.3)%	22.8%

(a)
We have calculated percentage change in revenue on a constant currency by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the "Non-GAAP Financial Measures" section for discussion of percentage change in revenue on a constant currency basis.
(b)
Other recurring contains solutions previously described as Bureau. Float attributable to this solution was $2.1 million and $5.3 million for the years ended December 31, 2023, and 2022, respectively.
(c)
For the year ended December 31, 2023, Professional services and other consisted of $202.1 million, $13.8 million, and $0.5 million associated with Dayforce, Other, and Powerpay, respectively. For the year ended December 31, 2022, Professional services and other consisted of $181.7 million, $16.2 million, and $0.7 million associated with Dayforce, Other, and Powerpay, respectively.

Total revenue increased $267.5 million, or 21.5%, to $1,513.7 million for the year ended December 31, 2023, compared to $1,246.2 million for the year ended December 31, 2022. This increase was primarily driven by an increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 6.7% to 6,393 at December 31, 2023 from 5,993 at December 31, 2022, representing approximately 6.84 million global employees*. Additionally for the trailing twelve months ended December 31, 2023, Dayforce recurring revenue per customer grew to $146,771 compared to $121,425 for the comparable period in 2022.

The increase in Dayforce recurring revenue per customer is driven by our growing average customer size, as we have been expanding within the enterprise segment, as well as more customers purchasing the comprehensive suite of Dayforce functionality. At the end of 2023, enterprise businesses, major businesses, and small businesses accounted for 59%, 36% and 5% of the total number of global employees, respectively, as compared to the end of 2022, when enterprise businesses, major businesses, and small businesses accounted for 51%, 41% and 8% of the total number of global employees, respectively.*

Tax migration from legacy infrastructure to the same platform as Dayforce contributed approximately 490 basis points of growth for the year ended December 31, 2023 to Dayforce recurring revenue, excluding float.

The increase in float revenue is driven by the 3.0% increase in average float balance for our customer funds for the year ended December 31, 2023, which increased to $4.50 billion, compared to $4.37 billion for the year ended December 31, 2022, in addition to an increase in average yield of 192 basis points compared to the year ended December 31, 2022.

Cost of revenue. Total cost of revenue for the year ended December 31, 2023, was $867.2 million, an increase of $94.2 million, or 12.2%, compared to the year ended December 31, 2022.

*Excluding the 2021 acquisitions of Ascender and ADAM HCM.

35 | 2023 Form 10-K

Recurring cost of revenue increased by $15.5 million, or 5.0%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to additional labor-related costs incurred to support the growing Dayforce customer base globally, partially offset by a reduction in severance and restructuring costs related to the integration of acquisitions and re-balancing of resources across our global footprint during the year ended December 31, 2022.

Professional services and other cost of revenue increased $26.9 million, or 11.3%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to increased labor-related costs incurred to take new customers live and increased share-based compensation expense.

Product development and management expense increased $40.0 million, or 23.5%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase reflects additional personnel costs, including share-based compensation. For the years ended December 31, 2023, and 2022, our investment in software development was $198.5 million and $162.2 million, respectively, consisting of $112.0 million and $92.3 million of research and development expense, and $86.5 million and $69.9 million of capitalized software development, respectively. Please refer to Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for capitalizing internally developed software costs.

Depreciation and amortization expense associated with cost of revenue increased by $11.8 million, or 21.5%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, as we continue to capitalize Dayforce related and other development costs and subsequently amortize those costs.

Gross profit and gross margin. The following table presents total gross margin and solution gross margins for the periods presented:

	Year Ended December 31,
	2023	2022

Total gross margin	42.7%	38.0%
Gross margin by solution:
Cloud recurring	77.0%	72.0%
Other recurring	46.0%	60.5%
Professional services and other	(22.7)%	(20.2)%

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

Total gross margin for the year ended December 31, 2023 increased 470 basis points compared to December 31, 2022, and gross profit increased by $173.3 million, or 36.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in gross margin and gross profit was primarily due to the increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 77.0% for the year ended December 31, 2023, compared to 72.0% for the year ended December 31, 2022. The increase in Cloud recurring gross margin was primarily due to the increase in float revenue and reduction in severance expense associated with the re-balancing of resources across our global footprint in 2022. The increase is also due to the growth of the proportion of Dayforce customers live for more than two years, which increased from 82% as of December 31, 2022 to 85% as of December 31, 2023.

Professional services and other gross margin was (22.7)% for the year ended December 31, 2023, declining from (20.2)% for the year ended December 31, 2022, reflecting additional costs incurred to take new customers live, expansion of our capabilities to serve international customers, and increased share-based compensation.

Selling and marketing expense. Selling and marketing expense decreased $1.3 million, or 0.5%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The reduction in selling and marketing expense is primarily driven by a reduction in commission expense due to increasing the expected period of benefit of our deferred sales commissions from five years to ten years, partially offset by an increase in investment in our sales force in order to support our growth initiatives.

36 | 2023 Form 10-K

General and administrative expense. General and administrative expense increased $15.7 million, or 6.3%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in general and administrative expense is driven by increases in amortization of acquisition-related intangible assets and employee-related costs, partially offset by a reduction in share-based compensation related to specific individual awards becoming fully vested or forfeited during 2023. In the third quarter of 2023, our Board of Directors approved plans to transition our Company’s name and branding from Ceridian HCM Holding Inc. to Dayforce, Inc. Given the significance of this transition, we assessed the impact on the carrying amount of $167.2 million related to our Ceridian trade name intangible asset. The Ceridian trade name was deemed to have a finite life of two years and began being amortized in the third quarter of 2023, leading to an increase in amortization expense for the year ended December 31, 2023.

Operating profit (loss). Operating profit for the year ended December 31, 2023, was $133.1 million, compared to operating loss of $25.8 million for the year ended December 31, 2022. The $158.9 million change was primarily due to the increase in revenue, including float revenue, gross margin expansion, reductions in severance and restructuring expenses, and the reduction in commission expense, partially offset by an increase in amortization expense.

Interest expense, net. Interest expense, net for the year ended December 31, 2023, was $36.1 million, compared to $28.6 million for the year ended December 31, 2022. The increase was primarily due to an increase in applicable reference rates on our Term Debt, partially offset by an increase in interest income.

Other expense, net. For the years ended December 31, 2023 and 2022, other expense, net of $1.0 million and $8.5 million, respectively, was comprised of foreign currency translation (gains) losses and net periodic pension expense.

Income tax expense. For the years ended December 31, 2023 and 2022, we had income tax expense of $41.2 million and $10.5 million, respectively. The $30.7 million increase in tax expense was primarily due to increases of $33.4 million attributed to current operations, $11.4 million attributed to valuation allowances, $5.0 million attributed to state taxes, and other tax expense of $6.2 million, offset by decreases of $15.1 million attributed to U.S. Global Intangible Low Tax Income regime, $5.7 million attributed to tax credits, and $4.5 million attributed to share-based compensation. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. As of December 31, 2023, we will continue to record a valuation allowance against certain deferred tax assets including state net operating loss carryovers and tax basis intangibles.

Net income (loss). Net income was $54.8 million for the year ended December 31, 2023, compared to net loss of $73.4 million for the year ended December 31, 2022. The increase in net income was primarily due to an increase in revenue, including float revenue, gross margin expansion, and reductions in severance, restructuring and commission expenses, partially offset by increases in amortization expense and income tax expense.

37 | 2023 Form 10-K

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our Revolving Credit Facility, and proceeds from debt issuance and equity offerings. Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, fulfilling our contractual commitments, product development, and funding Dayforce Wallet on-demand pay requests on behalf of our customers. From time to time, we have made investments in businesses or acquisitions of companies. As of December 31, 2023, we had cash and equivalents of $570.3 million and our total debt balance was $1,226.6 million. Please refer to Part II, Item 8, Note 9, “Debt,” to our consolidated financial statements and “Our Indebtedness” section below for further information on our debt.

We believe that our cash flow from operations, available cash and equivalents, and availability under our Revolving Credit Facility will be sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future. Dayforce Wallet on-demand pay requests are currently funded from our operating cash balances, until it is reimbursed by our customers through their normal payroll funding cycles. We evaluate the creditworthiness of each customer for the Dayforce Wallet feature. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and to fund our capital requirements and Dayforce Wallet on-demand pay requests are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses and/or dilution.

Our customer funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. The customer assets are held in segregated accounts intended for the specific purpose of satisfying customer funding obligations and therefore are not freely available for our general business use. Please refer to Part II, Item 8, Note 4, "Customer Funds," for further discussion of these funds.

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

	Year Ended December 31,
	2023	2022
	(In millions)
Net cash provided by operating activities	$219.5	$132.6
Net cash used in investing activities	(202.8)	(342.5)
Net cash provided by financing activities	242.0	764.6
Effect of exchange rate changes on cash, restricted cash, and equivalents	11.5	(46.8)
Net increase in cash, restricted cash, and equivalents	270.2	507.9
Cash, restricted cash, and equivalents at beginning of period	3,151.2	2,643.3
Cash, restricted cash, and equivalents at end of period	3,421.4	3,151.2

Cash and equivalents	570.3	431.9
Restricted cash and equivalents	2,851.1	2,719.3
Total cash, restricted cash, and equivalents	$3,421.4	$3,151.2

38 | 2023 Form 10-K

Operating Activities

Net cash provided by operating activities was $219.5 million during the year ended December 31, 2023, compared to $132.6 million during the year ended December 31, 2022. For both periods, cash inflows from operating activities are primarily generated from the subscriptions of our solutions. Cash outflows from operating activities for both periods are primarily comprised of personnel-related expenditures that are integral to our business operations. The net positive cash inflow in both periods is primarily due to our growing revenue, partially offset by our operating costs, mainly, investment in our sales force to support our growth initiatives and our product development and management costs which are not eligible for capitalization.

Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $202.8 million, primarily consisting of purchases of customer funds marketable securities of $528.1 million, capital expenditures of $114.4 million, and purchases of marketable securities of $6.8 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $445.5 million, and proceeds from the sale and maturity of marketable securities of $2.0 million. Our capital expenditures included $95.4 million for software and technology and $19.0 million for property, plant and equipment.

During the year ended December 31, 2022, net cash used in investing activities was $342.5 million, consisting of purchases of customer funds marketable securities of $652.8 million and capital expenditures of $94.5 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $404.8 million. Our capital expenditures included $74.3 million for software and technology and $20.2 million for property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $242.0 million during the year ended December 31, 2023. This cash inflow was primarily attributable to the net increase in our customer funds obligations of $200.9 million and proceeds from the issuance of common stock under our share-based compensation plans of $49.0 million, partially offset by payments on our long-term debt obligations of $7.9 million.

Net cash provided by financing activities was $764.6 million during the year ended December 31, 2022. This cash inflow was primarily attributable to the net increase in our customer funds obligations of $734.6 million and proceeds from the issuance of common stock under our share-based compensation plans of $38.4 million, partially offset by payments on our long-term debt obligations of $8.4 million.

Backlog and Seasonality

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2023, approximately $1.22 billion of revenue is expected to be recognized over the next three years from remaining performance obligations.

For a discussion of seasonality, please refer to Part 1, Item I, “Business” of this Form 10-K.

Our Indebtedness

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, fulfilling our contractual commitments, product development, and funding Dayforce Wallet on-demand pay requests on behalf of our customers. From time to time, we have made investments in businesses or acquisitions of companies, which are also liquidity needs. We believe our current sources of liquidity will be sufficient to meet our liquidity needs for the foreseeable future. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof.

Senior Secured Credit Facility

On April 30, 2018, we entered into a credit agreement pursuant to which the lenders agreed to provide Senior Secured Credit Facility, consisting of the Term Debt in the original principal amount of $680.0 million and a $300.0 million Revolving Credit Facility. The Revolving Credit Facility may, at our option, be made available in U.S. Dollars, Canadian Dollars, Euros and/or Pounds Sterling; up to $70.0 million may, at our option, be made available for letters of credit and $100.0 million may, at our option, be made available for swingline loans (denominated in Canadian Dollars and/or U.S. Dollars).

39 | 2023 Form 10-K

The Term Debt and Revolving Credit Facility will mature on April 30, 2025 and January 29, 2025, respectively. We are required to make annual amortization payments in respect of the Term Debt in an amount equal to 1.00% of the original principal amount thereof, payable in equal quarterly installments of 0.25% of the original principal amount of the first lien term debt. On August 1, 2023, we completed the third amendment to our Senior Secured Credit Facility, which replaced LIBOR with Secured Overnight Financing Rate ("SOFR"). As of December 31, 2023, our floating rate on the Term Debt interest was SOFR plus 2.5% and the applicable Term SOFR Adjustment ranged from approximately 0.1% to 0.4%, depending on term. The Revolving Credit Facility does not require amortization payments.

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

For an additional description of the Senior Secured Credit Facility and the Senior Convertible Notes, please refer to Part II, Item 8, Note 9, “Debt,” to our consolidated financial statements.

Contractual Obligations

Our future contractual obligations generally consist of long-term debt, leases, retirement plans, and vendor payments. Our long-term debt obligations are described in Part II, Item 8, Note 9, “Debt,” to our consolidated financial statements, and the “Our Indebtedness” section above.

As of December 31, 2023, all of our facilities are leased. Most of these leases contain renewal options and require payments for taxes, insurance, and maintenance. We also lease equipment for use in our business. We ceased use of certain leased facilities during 2021 and recognized lease abandonment charges within general and administrative on our consolidated statements of operations; however, we are still required to make future payments under the existing lease terms. Refer to Part II, Item 8, Note 6, "Leases," to our consolidated financial statements for additional discussion of our leases.

Payments of retirement plan obligations include employer commitments to fund our defined benefit and postretirement plans and do not include estimated future benefit payments to participants expected to be made from liquidation of the assets in our defined benefit plan trusts. As of December 31, 2023, our defined benefit pension plans had a projected benefit obligation that exceeded the fair value of the plans’ assets by $21.5 million and our postretirement benefit plan had a projected benefit obligation that exceeded the fair value of the plans’ assets by $8.5 million. We expect to satisfy these remaining obligations through investment income from and appreciation in the fair value of plan assets and from future employer contributions. Refer to Part II, Item 8, Note 10, "Employee Benefit Plans," to our consolidated financial statements for additional discussion of our employee benefit plans.

The amount of our future contractual obligation to vendors as of December 31, 2023 was not material.

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

40 | 2023 Form 10-K

Revenue Recognition

Description: We recognize revenue for professional services and Cloud subscription services performance obligations based on an allocation of the total transaction price to each performance obligation using the respective stand-alone selling prices (“SSP”). This can result in revenue being recognized in an amount that exceeds the amount we are contractually allowed to bill our customer as of a certain point in time, resulting in the recognition of a contract asset up until the period at which billings are equal to or exceed revenue recognition. We recognized $202.6 million of Cloud professional services revenue for the year ended December 31, 2023, and the related contract assets were $89.0 million as of December 31, 2023.

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

Please refer to Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” for a description of our revenue recognition policy and our significant accounting policies.

Recently Issued Accounting Pronouncements

Please refer to Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” for a full discussion of recent accounting pronouncements.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures in this document including:

Non-GAAP Financial Measure	GAAP Financial Measure
EBITDA	Net income (loss)
Adjusted EBITDA	Net income (loss)
Adjusted EBITDA margin	Net profit margin
Adjusted Cloud recurring gross margin	Cloud recurring gross margin
Adjusted operating profit	Operating profit (loss)
Adjusted operating profit margin	Operating profit (loss) margin
Adjusted net income	Net income (loss)
Adjusted net profit margin	Net profit margin
Adjusted diluted net income per share	Diluted net income (loss) per share
Percentage change in revenue, including total revenue and revenue by solution, on a constant currency basis	Percentage change in revenue, including total revenue and revenue by solution
Cloud ARR	No directly comparable GAAP measure
Dayforce revenue retention rate	No directly comparable GAAP measure
Dayforce recurring revenue per customer	No directly comparable GAAP measure

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

41 | 2023 Form 10-K

We define our non-GAAP financial measures as follows:

•
EBITDA is net income (loss) before interest, taxes, depreciation, and amortization, and Adjusted EBITDA is EBITDA, as adjusted to exclude share-based compensation expense and related employer taxes, and certain other items.
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
•
Adjusted operating profit margin is determined by calculating the percentage that Adjusted operating profit is of total revenue.
•
Adjusted net income is defined as net income (loss), as adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items, all of which are adjusted for the effect of income taxes.
•
Adjusted net profit margin is determined by calculating the percentage that Adjusted net income is of total revenue.
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
•
Cloud ARR is calculated by starting with recurring revenue at year end, excluding revenue from Ascender, subtracting the once-a-year charges, annualizing the revenue for customers live for less than a full year to reflect the revenue that would have been realized if the customer had been live for a full year, and adding back the once-a-year charges. We have not reconciled Cloud ARR because there is no directly comparable GAAP financial measure.
•
Annual Dayforce revenue retention rate is calculated as a percentage, excluding Ascender, where the numerator is the Dayforce ARR for the prior year, less the Dayforce ARR from lost Dayforce customers during that year; and the denominator is the Dayforce ARR for the prior year. We have not reconciled Annual Dayforce revenue retention rate because there is no directly comparable GAAP financial measure.
•
Dayforce recurring revenue per customer is an indicator of the average size of Dayforce recurring revenue customers. To calculate Dayforce recurring revenue per customer, we start with Dayforce recurring revenue on a constant currency basis by applying the same exchange rate to all comparable periods for the trailing twelve months and excludes float revenue, and Ascender and ADAM HCM revenue. This amount is divided by the number of live Dayforce customers at the end of the trailing twelve month period, excluding Ascender and ADAM HCM. We have not reconciled the Dayforce recurring revenue per customer because there is no directly comparable GAAP financial measure.

42 | 2023 Form 10-K

The following tables reconcile our reported results to our non-GAAP financial measures:

	Year Ended December 31, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$278.5	77.0%	$15.4	$—	$—	$263.1	78.3%

Operating profit	$133.1	8.8%	$137.1	$60.5	$9.1	$339.8	22.4%

Net income	$54.8	3.6%	$137.1	$60.5	$(13.7)	$238.7	15.8%
Interest expense, net	36.1		—	—	—	36.1
Income tax expense (c)	41.2		—	—	(22.2)	63.4
Depreciation and amortization	132.5		—	60.5	—	72.0
EBITDA	$264.6		$137.1	$—	$8.5	$410.2	27.1%

Net income per share - diluted (d)	$0.35		$0.86	$0.38	$(0.09)	$1.51

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
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items. The Other column includes $4.7 million of restructuring consulting fees, $4.3 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $0.1 million related to the net impact of the abandonment of certain leased facilities, and $0.6 million of foreign exchange gain, along with a $22.2 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share is calculated based upon 158.5 million weighted average shares of common stock.

43 | 2023 Form 10-K

	Year Ended December 31, 2022
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$254.4	72.0%	$14.2	$—	$19.5	$220.7	75.7%

Operating (loss) profit	$(25.8)	(2.1)%	$145.1	$30.9	$46.0	$196.2	15.7%

Net (loss) income	$(73.4)	(5.9)%	$145.1	$30.9	$17.9	$120.5	9.7%
Interest expense, net	28.6		—	—	—	28.6
Income tax expense (c)	10.5		—	—	(32.7)	43.2
Depreciation and amortization	89.0		—	30.9	—	58.1
EBITDA	$54.7		$145.1	$—	$50.6	$250.4	20.1%

Net (loss) income per share - diluted (d)	$(0.48)		$0.93	$0.20	$0.11	$0.77

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit (loss) and net income (loss) are of total revenue. Please refer to the "Non-GAAP Financial Measures" section for the definitions of Adjusted Cloud recurring gross margin, Adjusted operating profit, Adjusted EBITDA margin, and Adjusted net profit margin.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items. The Other column includes $33.7 million of severance charges, of which $19.5 million relates to cost of Cloud recurring revenue, $7.7 million of restructuring consulting fees, $4.6 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $3.5 million of foreign exchange loss, $1.4 million related to the difference between the historical five-year average pension expense and the current period actuarially determined pension expense associated with the planned termination of the frozen U.S. pension plan and related changes in investment strategy associated with protecting the now fully funded status, and $0.3 million related to the net impact of the abandonment of certain leased facilities, along with a $32.7 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP diluted net loss per share is calculated based upon 152.9 million weighted average shares of common stock, and Adjusted diluted net income per share is calculated based upon 155.8 million weighted average shares of common stock.

44 | 2023 Form 10-K

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

We pay floating rates of interest on our Term Debt and Revolving Credit Facility. The interest paid on these borrowings will fluctuate up or down in relation to changes in market interest rates. A 100 basis point decrease in the applicable reference rates would result in approximately $6 million decrease in our interest expense over the ensuring twelve-month period. Please refer to Part II, Item 8, Note 9, “Debt,” for additional information.

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

45 | 2023 Form 10-K

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by the company or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. In applying relevant accounting policies, we have made estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. As of December 31, 2023, the projected benefit obligation ("PBO") exceeded the fair value of plan assets by $21.5 million. Please refer to Part II, Item 8, Note 10, "Employee Benefit Plans," for additional information.

The effective discount rate used in accounting for pension and other benefit obligations in 2023 ranged from 4.52% to 4.65%. The expected rate of return on plan assets for qualified pension benefits in 2023 was 5.20%. The following table reflects the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

		Impact on 2024 Pension Expense Increase (Decrease)
	Change in Assumption	Pension Benefits	Post Retirement
		(In millions)
Increase in discount rate	50 basis points	$0.1	$—
Decrease in discount rate	50 basis points	$(0.1)	$—
Increase in return on plan asset	50 basis points	$(1.8)	N/A
Decrease in return on plan asset	50 basis points	$1.8	N/A

46 | 2023 Form 10-K

Item 8. Financial Statements and Supplementary Data.

47 | 2023 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dayforce, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ceridian HCM Holding Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

U.S. Customer funds and U.S. customer funds obligations

As discussed in Note 4 to the consolidated financial statements, in connection with the Company’s payroll and tax services, it (1) collects funds for payment of payroll and taxes, (2) temporarily holds such funds until payment is due, and (3) remits the funds to its customers’ employees and taxing authorities. In the U.S. and Canada, these customer funds are held in trusts. The Company collects and manages large amounts of data and its applications are inherently complex. At December 31, 2023, customer funds and customer funds obligations were $5.0 billion and $5.1 billion, respectively.

We identified the evaluation of the sufficiency of audit evidence over U.S. customer funds and U.S. customer funds obligations as a critical audit matter. Specifically, complex auditor judgment was required to determine that the receipt and expenditure of funds used to develop the U.S. customer funds and U.S. customer funds obligations balances at December 31, 2023, reconciled to customers’ transaction data. This matter required the use of information technology (IT) professionals with specialized skills and knowledge.

48 | 2023 Form 10-K

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed to determine that the receipt and expenditure of funds used to develop the U.S. customer funds and U.S. customer funds obligations balances at December 31, 2023, reconciled to customers’ transaction data, including the extent of involvement of IT professionals. We evaluated the design and tested the operating effectiveness of certain internal controls related to the U.S. customer funds and U.S. customer funds obligations process. Specifically, we involved IT professionals with specialized skills and knowledge, who assisted in the identification and testing of general IT controls and process level IT risks and controls related to:

•
receipt of customer transaction data
•
the communication of that data to (1) banks for the purpose of receiving and expending customer funds, and (2) the Company’s IT systems used to track U.S. customer funds and U.S. customer funds obligations.

We evaluated the U.S. customer funds and U.S. customer funds obligations by obtaining the amounts from the Company’s IT systems used to track U.S. customer funds and U.S. customer funds obligations, and comparing them to the general ledger, third-party bank statements or confirmations, and underlying documentation for reconciling items. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

Stand-alone selling price (SSP) of cloud Dayforce professional services

As discussed in Note 12 to the consolidated financial statements, the Company recognized $216.4 million of professional services and other revenue, including cloud Dayforce professional services, for the year ended December 31, 2023, and $89.0 million of contract assets as of December 31, 2023. Cloud Dayforce professional services includes implementation services to activate new accounts. The Company’s cloud services arrangements include multiple performance obligations and the transaction price allocation is based on the SSP for the performance obligations. The SSP for cloud Dayforce implementation services is estimated based on market conditions and observable inputs, including rates charged by third parties to perform implementation services, as well as an estimate of the hours expected to be incurred.

We identified the assessment of the Company’s estimated hours expected to be incurred that were used to determine the SSP of cloud Dayforce implementation services as a critical audit matter. Subjective auditor judgment was required to evaluate the professional services hours assumption that involved unobservable market data and was susceptible to manipulation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s estimated hours to be incurred that were used to determine the SSP of cloud Dayforce implementation services. To evaluate the Company’s retrospective review of its estimated implementation services hours, we compared the historical estimated implementation hours to actual implementation hours incurred for a selection of contracts. For a sample of contracts entered into during the year ended December 31, 2023:

•
we obtained the Company’s models for allocating the transaction price and compared certain inputs in those models to the project managers’ estimate of implementation service hours to be incurred and to the results of the Company’s retrospective review of its estimated implementation service hours.
•
we inquired of the project manager regarding the estimation of the total hours to be incurred.

/s/ KPMG LLP

We have served as the Company’s auditor since 1958.

Minneapolis, Minnesota

February 28, 2024

49 | 2023 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dayforce, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ceridian HCM Holding Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective general information technology controls related to user access and change management over the information technology (IT) systems supporting their Canadian trust and Powerpay revenue processes has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

50 | 2023 Form 10-K

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Minneapolis, Minnesota
February 28, 2024

51 | 2023 Form 10-K

Ceridian HCM Holding Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
(In millions, except per share data)
ASSETS
Current assets:
Cash and equivalents	$570.3	$431.9
Restricted cash	0.8	0.8
Trade and other receivables, net	228.8	180.1
Prepaid expenses and other current assets	126.7	98.0
Total current assets before customer funds	926.6	710.8
Customer funds	5,028.6	4,729.5
Total current assets	5,955.2	5,440.3
Right of use lease assets, net	19.1	24.3
Property, plant, and equipment, net	210.1	174.9
Goodwill	2,293.9	2,280.0
Other intangible assets, net	230.2	281.6
Other assets	302.4	262.4
Total assets	$9,010.9	$8,463.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$7.6	$7.8
Current portion of long-term lease liabilities	7.0	10.0
Accounts payable	66.7	54.3
Deferred revenue	40.2	41.2
Employee compensation and benefits	92.9	97.4
Other accrued expenses	30.4	24.0
Total current liabilities before customer funds obligations	244.8	234.7
Customer funds obligations	5,090.1	4,845.1
Total current liabilities	5,334.9	5,079.8
Long-term debt, less current portion	1,210.1	1,213.4
Employee benefit plans	27.7	17.7
Long-term lease liabilities, less current portion	18.9	23.7
Other liabilities	21.1	19.5
Total liabilities	6,612.7	6,354.1
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par, 500.0 shares authorized, 156.3 and 153.9 shares issued and outstanding, respectively	1.6	1.5
Additional paid in capital	3,151.1	2,965.5
Accumulated deficit	(317.8)	(372.6)
Accumulated other comprehensive loss	(436.7)	(485.0)
Total stockholders’ equity	2,398.2	2,109.4
Total liabilities and stockholders' equity	$9,010.9	$8,463.5

See accompanying notes to consolidated financial statements.

52 | 2023 Form 10-K

Ceridian HCM Holding Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
(In millions, except per share data)
Revenue:
Recurring	$1,297.3	$1,047.6	$850.7
Professional services and other	216.4	198.6	173.5
Total revenue	1,513.7	1,246.2	1,024.2
Cost of revenue:
Recurring	324.9	309.4	262.4
Professional services and other	265.6	238.7	194.6
Product development and management	209.9	169.9	134.0
Depreciation and amortization	66.8	55.0	50.9
Total cost of revenue	867.2	773.0	641.9
Gross profit	646.5	473.2	382.3
Selling and marketing	250.2	251.5	218.5
General and administrative	263.2	247.5	199.3
Operating profit (loss)	133.1	(25.8)	(35.5)
Interest expense, net	36.1	28.6	35.9
Other expense, net	1.0	8.5	18.9
Income (loss) before income taxes	96.0	(62.9)	(90.3)
Income tax expense (benefit)	41.2	10.5	(14.9)
Net income (loss)	$54.8	$(73.4)	$(75.4)
Net income (loss) per share:
Basic	$0.35	$(0.48)	$(0.50)
Diluted	$0.35	$(0.48)	$(0.50)
Weighted average shares outstanding:
Basic	155.3	152.9	150.4
Diluted	158.5	152.9	150.4

See accompanying notes to consolidated financial statements.

53 | 2023 Form 10-K

Ceridian HCM Holding Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2023	2022	2021
(In millions)
Net income (loss)	$54.8	$(73.4)	$(75.4)
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	16.6	(56.7)	(17.6)
Change in unrealized loss from invested customer funds	54.4	(134.6)	(48.4)
Change in pension liability adjustment (a)	(11.4)	(5.8)	6.0
Other comprehensive income (loss) before income taxes	59.6	(197.1)	(60.0)
Income tax expense (benefit), net	11.3	(36.9)	(11.2)
Other comprehensive income (loss) after income taxes	48.3	(160.2)	(48.8)
Comprehensive income (loss)	$103.1	$(233.6)	$(124.2)

a)
The amount of the pension liability adjustment recognized in the consolidated statements of operations within other expense, net was $5.9 million, $11.7 million, and $15.1 million during the years ended December 31, 2023, 2022, and, 2021, respectively.

See accompanying notes to consolidated financial statements.

54 | 2023 Form 10-K

Ceridian HCM Holding Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2020	148.6	$1.5	$2,606.5	$(233.8)	$(276.0)	$2,098.2
Net loss	—	—	—	(75.4)	—	(75.4)
Issuance of common stock under share-based compensation plans	3.4	—	95.4	—	—	95.4
Share-based compensation	—	—	113.4	—	—	113.4
Foreign currency translation	—	—	—	—	(17.6)	(17.6)
Change in unrealized loss, net of tax of ($12.8)	—	—	—	—	(35.6)	(35.6)
Change in pension liability adjustment, net of tax of $1.6	—	—	—	—	4.4	4.4
Equity component of convertible senior notes	—	—	77.7	—	—	77.7
Purchase of capped calls related to convertible senior notes	—	—	(33.0)	—	—	(33.0)
Balance as of December 31, 2021	152.0	$1.5	$2,860.0	$(309.2)	$(324.8)	$2,227.5
Net loss	—	—	—	(73.4)	—	(73.4)
Cumulative-effect adjustments related to the adoption of ASU 2020-06	—	—	(77.7)	10.0	—	(67.7)
Issuance of common stock under share-based compensation plans	1.9	—	38.4	—	—	38.4
Share-based compensation	—	—	144.8	—	—	144.8
Foreign currency translation	—	—	—	—	(56.7)	(56.7)
Change in unrealized loss, net of tax of ($35.4)	—	—	—	—	(99.2)	(99.2)
Change in pension liability adjustment, net of tax of ($1.5)	—	—	—	—	(4.3)	(4.3)
Balance as of December 31, 2022	153.9	$1.5	$2,965.5	$(372.6)	$(485.0)	$2,109.4
Net income	—	—	—	54.8	—	54.8
Issuance of common stock under share-based compensation plans	2.4	0.1	48.9	—	—	49.0
Share-based compensation	—	—	136.7	—	—	136.7
Foreign currency translation	—	—	—	—	16.6	16.6
Change in unrealized loss, net of tax of $14.3	—	—	—	—	40.1	40.1
Change in pension liability adjustment, net of tax of ($3.0)	—	—	—	—	(8.4)	(8.4)
Balance as of December 31, 2023	156.3	$1.6	$3,151.1	$(317.8)	$(436.7)	$2,398.2

See accompanying notes to consolidated financial statements.

55 | 2023 Form 10-K

Ceridian HCM Holding Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
(In millions)
Net income (loss)	$54.8	$(73.4)	$(75.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	4.1	(1.7)	(38.5)
Depreciation and amortization	132.5	89.0	77.5
Amortization of debt issuance costs and debt discount	4.4	4.6	16.9
Provision for doubtful accounts	5.4	2.2	1.8
Net periodic pension and postretirement cost	1.1	4.8	8.8
Share-based compensation expense	136.7	144.8	113.4
Change in fair value of contingent consideration	4.3	4.6	0.6
Gain on sale of assets	—	—	(19.1)
Lease abandonment costs	—	—	2.9
Other	1.0	(0.2)	0.9
Changes in operating assets and liabilities, excluding effects of acquisitions and divestitures:
Trade and other receivables	(48.3)	(39.5)	(34.8)
Prepaid expenses and other current assets	(22.1)	(11.4)	(12.3)
Deferred sales commissions	(39.5)	(8.9)	(11.6)
Accounts payable and other accrued expenses	9.3	(0.2)	9.3
Deferred revenue	(1.3)	(5.6)	5.5
Employee compensation and benefits	(7.5)	21.2	2.3
Accrued taxes	(4.7)	7.5	0.4
Other assets and liabilities	(10.7)	(5.2)	0.2
Net cash provided by operating activities	219.5	132.6	48.8
Cash Flows from Investing Activities
Purchases of customer funds marketable securities	(528.1)	(652.8)	(763.8)
Proceeds from sale and maturity of customer funds marketable securities	445.5	404.8	488.0
Purchases of marketable securities	(6.8)	—	—
Proceeds from sale and maturity of marketable securities	2.0	—	—
Expenditures for property, plant, and equipment	(19.0)	(20.2)	(11.5)
Expenditures for software and technology	(95.4)	(74.3)	(52.2)
Net proceeds from sale of assets	—	—	37.9
Acquisition costs, net of cash and restricted cash acquired	—	—	(409.5)
Other	(1.0)	—	—
Net cash used in investing activities	(202.8)	(342.5)	(711.1)
Cash Flows from Financing Activities
Increase (decrease) in customer funds obligations, net	200.9	734.6	(111.3)
Proceeds from issuance of common stock under share-based compensation plans	49.0	38.4	95.4
Repayment of long-term debt obligations	(7.9)	(8.4)	(7.8)
Proceeds from revolving credit facility	—	—	295.0
Repayment of revolving credit facility	—	—	(295.0)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	561.8
Purchases of capped calls related to convertible senior notes	—	—	(45.0)
Payment of debt refinancing costs	—	—	(1.2)
Net cash provided by financing activities	242.0	764.6	491.9
Effect of exchange rate changes on cash, restricted cash, and equivalents	11.5	(46.8)	(21.3)
Net increase (decrease) in cash, restricted cash, and equivalents	270.2	507.9	(191.7)
Cash, restricted cash, and equivalents at beginning of period	3,151.2	2,643.3	2,835.0
Cash, restricted cash, and equivalents at end of period	$3,421.4	$3,151.2	$2,643.3
Reconciliation of cash, restricted cash, and equivalents to the consolidated balance sheets
Cash and equivalents	$570.3	$431.9	$367.5
Restricted cash	0.8	0.8	1.9
Restricted cash and equivalents included in customer funds	2,850.3	2,718.5	2,273.9
Total cash, restricted cash, and equivalents	$3,421.4	$3,151.2	$2,643.3
Supplemental Cash Flow Information
Cash paid for interest	$52.4	$30.1	$19.1
Cash paid for income taxes	43.0	17.6	33.4
Cash received from income tax refunds	0.6	8.0	3.3

See accompanying notes to consolidated financial statements.

56 | 2023 Form 10-K

Ceridian HCM Holding Inc.

Notes to Consolidated Financial Statements

1. Organization

Ceridian HCM Holding Inc. and its direct and indirect subsidiaries (also referred to in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K as “Ceridian,” “we,” “our,” and “us”) offer a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll-related tax filing, human resource information systems, employee self-service, time and labor management, and recruitment and applicant screening. Our technology-based services are typically provided through long-term customer relationships that result in a high level of recurring revenue. While we operate in 18 countries globally, our operations are primarily located in the United States ("U.S.") and Canada.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The accompanying consolidated financial statements include the operations and accounts of Ceridian and all subsidiaries, as well as any variable interest entity (“VIE”) in which we have controlling financial interest. All intercompany balances and transactions have been eliminated from our consolidated financial statements.

We consolidate the grantor trusts that hold funds provided by our payroll and tax filing customers pending remittance to employees of those customers or tax authorities in the U.S. and Canada, although Ceridian does not own the grantor trusts. Under consolidation accounting, the enterprise with a controlling financial interest consolidates a VIE. A controlling financial interest in an entity is determined through analysis that identifies the primary beneficiary which has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, ongoing reassessments must be performed to confirm whether an enterprise is the primary beneficiary of a VIE. The grantor trusts are VIEs, and we are deemed to have a controlling financial interest as the primary beneficiary. Please refer to Part II, Item 8, Note 4, “Customer Funds,” for further information on our accounting for these funds.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Refer to the following section for additional information. In addition, we now present selling and marketing expenses and general and administrative expenses as separate line items on our consolidated statements of operations.

Immaterial Correction of Prior Period Error

During the year ended December 31, 2023, an error was discovered in the presentation of one Canadian bank account balance within “customer funds” and “customer funds obligations” and related items on our consolidated balance sheet as of December 31, 2022 and in our net cash provided by financing activities within our consolidated statements of cash flows for the years ended December 31, 2022 and 2021. There was an understatement of customer funds within current assets and a corresponding understatement of customer funds obligations within current liabilities on our consolidated balance sheet. As a result, we also erroneously presented certain changes related to customer funds and customer funds obligations on our consolidated statements of cash flows.

57 | 2023 Form 10-K

The line items affected include “customer funds” and “customer funds obligations” on our consolidated balance sheets. The line items affected also include “increase (decrease) in customer funds obligations, net,” effect of exchange rate changes on cash, restricted cash, and equivalents,” “cash, restricted cash, and equivalents,” and “restricted cash and equivalents included in customer funds,” and “effect of exchange rate changes on cash, restricted cash, and equivalents” on our consolidated statements of cash flows. The amounts impacted by the correction are summarized as follows:

Consolidated Balance Sheets
(Selected financial statement line items only)
	December 31, 2022
	As reported	As restated	Change
	(In millions)
Customer funds	$4,183.2	$4,729.5	$546.3
Customer funds obligations	4,298.8	4,845.1	546.3

Consolidated Statements of Cash Flows
(Selected financial statement line items only)	Year Ended December 31,
	2022			2021
	As reported	As restated	Change	As reported	As restated	Change
	(In millions)
Increase (decrease) in customer funds obligations, net	$840.1	$734.6	$(105.5)	$(195.7)	$(111.3)	$84.4
Effect of exchange rate changes on cash, restricted cash, and equivalents	(8.1)	(46.8)	(38.7)	(20.9)	(21.3)	(0.4)
Cash, restricted cash, and equivalents at beginning of period	1,952.8	2,643.3	690.5	2,228.5	2,835.0	606.5
Cash, restricted cash, and equivalents at end of period	2,604.9	3,151.2	546.3	1,952.8	2,643.3	690.5
Restricted cash and equivalents included in customer funds	2,172.2	2,718.5	546.3	1,583.4	2,273.9	690.5

In addition, our condensed consolidated statements of cash flows for certain historical quarterly periods will be restated in future Quarterly Reports on Form 10-Q. The following changes will be reflected in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024:

Condensed Consolidated Statements of Cash Flows
(Selected financial statement line items only, unaudited)
	Three Months Ended March 31, 2023			Six Months Ended June 30, 2023
	As reported	As restated	Change	As reported	As restated	Change
	(In millions)
Increase in customer funds obligations, net	$2,078.1	$2,174.4	$96.3	$45.0	$100.4	$55.4
Effect of exchange rate changes on cash, restricted cash, and equivalents	(7.7)	(6.8)	0.9	(1.0)	63.1	64.1
Cash, restricted cash, and equivalents at beginning of period	2,604.9	3,151.2	546.3	2,604.9	3,151.2	546.3
Cash, restricted cash, and equivalents at end of period	4,697.9	5,341.4	643.5	2,775.9	3,441.7	665.8
Restricted cash and equivalents included in customer funds	4,268.5	4,912.0	643.5	2,288.5	2,954.3	665.8

58 | 2023 Form 10-K

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

Cash and Equivalents

As of December 31, 2023 and 2022, cash and equivalents were comprised of cash held in bank accounts and investments with an original maturity of three months or less.

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

Repairs and maintenance costs are expensed as incurred. We capitalized interest of $0.7 million and $0.8 million in property, plant, and equipment, net during the years ended December 31, 2023 and 2022, respectively. Property, plant, and equipment assets are assessed for impairment as described under the heading “Impairment of Long-Lived Assets” below.

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

59 | 2023 Form 10-K

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

Segment Information

We operate as a single reporting unit, a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our chief executive officer ("CEO").

Goodwill and Intangible Assets

Goodwill represents the excess of purchase consideration transferred over the estimated fair value of the identifiable net assets acquired in a business combination. Goodwill and our indefinite-lived intangible asset, the Dayforce trade name, are not amortized against earnings, but instead are tested for impairment on an annual basis, or more frequently if certain events or circumstances occur that could indicate impairment. We perform our annual impairment assessment of goodwill and the Dayforce trade name as of October 1.

We assess goodwill for impairment by performing a qualitative review of the reporting unit. If the qualitative assessment indicates it is more likely than not the fair value of the reporting unit is less than the carrying amount, a quantitative test is applied and, the carrying amount is compared to its estimated fair value. The estimated fair value is based on our market capitalization at the testing date. If the carrying amount of the goodwill exceeds the fair value of the reporting unit, goodwill may be impaired. To the extent that the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized.

We assess our indefinite-lived intangible asset for impairment by performing a qualitative review. If the qualitative assessment indicates it is more likely than not the fair value of the asset is less than the carrying amount, a quantitative test is applied and, the carrying amount is compared to its estimated fair value. The estimate of fair value is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An estimated royalty rate is applied to forecasted revenue and the resulting cash flows are discounted.

Definite-lived assets are assessed for impairment as described under the heading “Impairment of Long-Lived Assets” below.

Intangible assets represent amounts assigned to specifically identifiable intangible assets at the time of an acquisition. Definite-lived assets are amortized on a straight-line basis generally over the following periods:

Customer lists and relationships	4-12 years
Trade name	2-5 years
Technology	3-5 years

60 | 2023 Form 10-K

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

We had capitalized software costs, net of accumulated amortization, of $167.0 million and $133.4 million as of December 31, 2023, and 2022, respectively, included in property, plant, and equipment, net in the consolidated balance sheets. We amortize software costs on a straight-line basis over the expected life of the software, generally a range of two to seven years. Amortization of software costs totaled $54.0 million, $43.5 million, and $37.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Deferred costs included within Other assets on our consolidated balance sheets were $192.1 million and $151.2 million as of December 31, 2023 and 2022, respectively. Amortization expense for the deferred costs was $21.0 million, $48.9 million, and $46.4 million for the years ended December 31, 2023, 2022, and 2021 respectively.

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

61 | 2023 Form 10-K

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

Our Cloud services arrangements include multiple performance obligations, and transaction price allocations are based on the stand-alone selling price ("SSP") for each performance obligation. Our contract renewal rates serve as an observable input to establish SSP for our recurring Cloud subscription performance obligations. The SSP for professional services performance obligations is estimated based on market conditions and observable inputs, including hours incurred and rates charged by third parties to perform implementation services.

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

Recurring Revenues

For our Dayforce solutions, we primarily charge monthly recurring fees on a PEPM basis, generally one-month in advance of service, based on the number and type of solutions provided to the customer and the number of employees at the customer. We charge Powerpay customers monthly recurring fees on a per-employee, per-process basis. For our other recurring solutions, we typically charge monthly recurring fees on a per-process basis. The typical recurring customer contract has an initial term between three and five years. Any credits related to service level commitments are recognized as incurred, as service level failures are not anticipated at contract signing. Should a customer cancel the initial contract, an early termination fee may be applicable, and revenue is recognized upon collection. We also generate recurring revenue from investment income on our Cloud recurring and other recurring customer funds before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue. Please refer to Part II, Item 8, Note 12, “Revenue,” for a full description of our sources of revenue.

Professional Services and Other Revenues

Professional services and other revenues consist primarily of charges relating to the work performed to assist customers with the planning, design, and implementation of their solutions. Also included in professional services are any related training services, post-implementation professional services, and shipment of time clocks purchased by customers. We also generate professional services and other revenues from custom professional services and consulting services that we provide and for certain third-party services that we arrange for our Other recurring customers. Professional services revenue is primarily recognized as hours are incurred.

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

62 | 2023 Form 10-K

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

Product development and management expense includes costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, and enhancements to our existing solutions that do not result in additional functionality. Product development and management expense also includes costs related to the management of our solutions. Research and development expense was $112.0 million, $92.3 million, and $81.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Depreciation and amortization related to cost of revenue primarily consists of amortization of capitalized software.

Selling and Marketing Expense

Selling and marketing expense includes costs related to maintaining a direct marketing infrastructure and sales force and other direct marketing efforts, such as marketing events, advertising, telemarketing, direct mail, and trade shows. Advertising costs are expensed as incurred. Advertising expense was $14.2 million, $11.3 million, and $7.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

General and Administrative Expense

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

63 | 2023 Form 10-K

Share-Based Compensation

Our share-based compensation consists of stock options, restricted stock units (“RSU”), and performance-based stock units (“PSU”) and is used to compensate employees and non-employee directors. We also offer a global employee stock purchase plan ("GESPP") to eligible employees.

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the period during which an employee is required to provide services in exchange for the award, except for retirement-eligible employees with RSUs that have not given their required notice, which accelerates at the time of their retirement eligibility date. We estimate forfeitures at the time of grant based on historical data and record share-based compensation expense for those awards expected to vest.

Our GESPP allows participating employees to purchase shares of our common stock at a discount via payroll deductions. The plan is available to employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price that is the lower of 85% of the fair market value of a share of common stock on (i) January 1 or (ii) the purchase date. The plan consists of four three-month offering periods, beginning on January 1, April 1, July 1, and October 1 of each calendar year.

The fair value of term-based stock options and our GESPP activity is estimated using the Black-Scholes standard option pricing model (“Black-Scholes model”). The fair value for RSUs and PSUs is the closing market value of the underlying stock on the day of grant. For performance-based stock options and PSUs with a market condition, a Monte Carlo simulation model is used to determine the fair value. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award.

To determine the fair value of the awards on the date of grant using the Black-Scholes model, the risk-free interest rate used was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the contractual term of the performance-based options and the expected term of the term-based awards. The estimated volatility of our common stock is based on volatility data for selected comparable public companies, including the historical volatility of our stock price, over the expected term of our stock awards. Because we do not anticipate paying any cash dividends in the foreseeable future, we use an expected dividend yield of zero. The amount of share-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. For most awards, we recognize stock compensation expense using the straight-line method. For awards based on a market condition, expense is recognized on a straight-line basis over the performance period, regardless of whether the market condition is satisfied as the likelihood of the market condition being met is included in the fair-value measurement of the award.

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we adopt a different valuation model, future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results.

Pension and Other Postretirement Benefits Liability

We present information about our pension and postretirement benefit plans in Part II, Item 8, Note 10, “Employee Benefit Plans” to our consolidated financial statements. Liabilities and expenses for pensions and other postretirement benefits are determined with the assistance of third-party actuaries, using actuarial methodologies and incorporating significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (medical costs, retirement age, and mortality). The discount rate assumption utilizes a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The impact of a change in the discount rate of 25 basis points would be approximately $6.6 million on the liabilities and an immaterial impact on pre-tax earnings in the following year. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. A change in the assumption for the long-term rate of return on plan assets of 25 basis points would impact pre-tax earnings by approximately $0.9 million.

64 | 2023 Form 10-K

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

Recently Issued and Adopted Accounting Pronouncements

There were no recently adopted accounting standards that had a material effect on our consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on our consolidated financial statements and accompanying disclosures.

3. Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	December 31, 2023
	Level 1	Level 2		Level 3		Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,178.3	(a)	$—		$2,178.3
Total assets measured at fair value	$—	$2,178.3		$—		$2,178.3

Liabilities
DataFuzion contingent consideration	$—	$—		$14.9	(b)	$14.9
Total liabilities measured at fair value	$—	$—		$14.9		$14.9

65 | 2023 Form 10-K

	December 31, 2022
	Level 1	Level 2		Level 3		Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,011.0	(a)	$—		$2,011.0
Total assets measured at fair value	$—	$2,011.0		$—		$2,011.0

Liabilities
DataFuzion contingent consideration	$—	$—		$10.6	(b)	$10.6
Total liabilities measured at fair value	$—	$—		$10.6		$10.6

(a)
Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.
(b)
For the contingent consideration related to the 2021 acquisition of certain assets and liabilities of DataFuzion HCM, Inc. ("DataFuzion"), we utilized a Monte Carlo simulation model and a Black-Scholes-Merton option pricing model to estimate the fair value of the contingent liability as of December 31, 2023 and 2022, respectively. These models used certain assumptions related to risk-free rates and volatility as well as certain judgments in forecasting annual recurring revenue. The contingent consideration has been measured as Level 3 given the unobservable inputs that are significant to the measurement of liability. As of December 31, 2023, $8.6 million of the contingent consideration is included within other accrued expenses in our consolidated balance sheets and as of December 31, 2023 and 2022, $6.3 million and $10.6 million of the contingent consideration is included within other liabilities in our consolidated balance sheets, respectively.

During the year ended December 31, 2023 and 2022, we recognized expense of $4.3 million and $4.6 million, respectively, within general and administrative expense in our consolidated statements of operations due to the remeasurement of the DataFuzion contingent consideration.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the year ended December 31, 2023 and 2022, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

4. Customer Funds

Overview

In certain jurisdictions, we collect funds for payment of payroll and taxes; temporarily hold such funds until payment is due; remit the funds to the customers’ employees and appropriate taxing authorities; file federal, state, and local tax returns; and handle related regulatory correspondence and amendments. The customer assets are held in segregated accounts intended for the specific purpose of satisfying client funding obligations and therefore are not freely available for our general business use. In the U.S. and Canada, these customer funds are held in trusts.

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

66 | 2023 Form 10-K

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in revenue amounted to $168.7 million, $80.2 million, and $41.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of December 31, 2023, and 2022, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,800.7	$—	$—	$2,800.7
Available for sale investments:
U.S. government and agency securities	768.3	2.3	(35.1)	735.5
Canadian and provincial government securities	448.7	1.3	(11.3)	438.7
Corporate debt securities	664.7	2.6	(19.4)	647.9
Asset-backed securities	208.9	1.0	(3.3)	206.6
Mortgage-backed securities	60.3	0.8	(0.7)	60.4
Other short-term investments	16.1	—	—	16.1
Other securities	76.2	0.1	(3.2)	73.1
Total available for sale investments	2,243.2	8.1	(73.0)	2,178.3
Invested customer funds	5,043.9	$8.1	$(73.0)	4,979.0
Receivables	49.6			49.6
Total customer funds	$5,093.5			$5,028.6

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,698.7	$—	$—	$2,698.7
Available for sale investments:
U.S. government and agency securities	721.3	—	(53.1)	668.2
Canadian and provincial government securities	438.7	0.1	(17.8)	421.0
Corporate debt securities	653.8	0.5	(35.5)	618.8
Asset-backed securities	169.6	0.1	(6.1)	163.6
Mortgage-backed securities	14.5	—	(0.7)	13.8
Other short-term investments	57.0	—	—	57.0
Other securities	74.4	—	(5.9)	68.6
Total available for sale investments	2,129.3	0.7	(119.1)	2,011.0
Invested customer funds	4,828.0	$0.7	$(119.1)	4,709.7
Receivables	20.0			19.8
Total customer funds	$4,848.0			$4,729.5

67 | 2023 Form 10-K

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(In millions)
U.S. government and agency securities	$(0.5)	$38.5	$(34.6)	$508.3	$(35.1)	$546.8
Canadian and provincial government securities	(0.7)	101.8	(10.6)	234.8	(11.3)	336.6
Corporate debt securities	(0.2)	36.6	(19.2)	465.7	(19.4)	502.3
Asset-backed securities	(0.2)	39.2	(3.1)	101.5	(3.3)	140.7
Mortgage-backed securities	(0.1)	3.9	(0.6)	11.6	(0.7)	15.5
Other securities	—	1.9	(3.2)	67.1	(3.2)	69.0
Total available for sale investments	$(1.7)	$221.9	$(71.3)	$1,389.0	$(73.0)	$1,610.9

Management does not believe that any individual unrealized loss was unrecoverable as of December 31, 2023. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at December 31, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Cost	Fair Value
	(In millions)
Due in one year or less	$3,100.7	$3,095.8
Due in one to three years	951.1	909.5
Due in three to five years	793.4	775.7
Due after five years	198.7	198.0
Invested customer funds	$5,043.9	$4,979.0

5. Trade and Other Receivables, Net

Trade and other receivables, net, consist of the following:

	December 31,
	2023	2022
	(In millions)
Trade receivables from customers	$177.5	$143.0
Interest receivable from invested customer funds	18.1	12.7
Dayforce Wallet on-demand pay receivables	19.6	22.2
Other	27.6	11.4
Total gross receivables	242.8	189.3
Less: reserve for sales adjustments	(5.6)	(4.6)
Less: allowance for doubtful accounts	(8.4)	(4.6)
Trade and other receivables, net	$228.8	$180.1

68 | 2023 Form 10-K

The activity related to the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Balance at beginning of year	$4.6	$3.9	$3.1
Provision for doubtful accounts	5.4	2.2	1.8
Charge-offs, net of recoveries	(1.6)	(1.5)	(1.0)
Balance at end of year	$8.4	$4.6	$3.9

6. Leases

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

In 2021, we sold the office building, land, and fixed assets of our St. Petersburg, Florida facility for $40 million, less fees and expenses, resulting in a gain on the sale of $19.1 million, which was recognized in the consolidated statements of operations within general and administrative expense. Upon the sale of the building, we entered into a two year agreement to lease a portion of the building as of the sale date.

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	December 31, 2023	December 31, 2022
		(In millions)
ASSETS
Operating lease assets	Trade and other receivables, net	$0.9	$0.1
Operating lease assets	Prepaid expenses and other current assets	2.3	2.8
Operating lease assets	Right of use lease assets, net	19.1	24.3
Financing lease assets	Property, plant, and equipment, net	5.8	7.0
Total lease assets		$28.1	$34.2
LIABILITIES
Financing lease liabilities	Current portion of long-term debt	$0.8	$1.0
Operating lease liabilities	Current portion of long-term lease liabilities	7.0	10.0
Financing lease liabilities	Long-term debt, less current portion	6.5	7.4
Operating lease liabilities	Long-term lease liabilities, less current portion	18.9	23.7
Total lease liabilities		$33.2	$42.1

69 | 2023 Form 10-K

The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
Lease Cost	(In millions)
Operating lease cost	$8.8	$9.8	$6.1
Financing lease cost:
Depreciation of lease assets	1.7	1.3	1.3
Interest on lease liabilities	0.3	0.3	0.3
Sublease income	(0.4)	(0.5)	(2.2)
Total lease cost, net	$10.4	$10.9	$5.5

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.1	$8.7
Operating cash flows from finance leases	0.3	0.3
Financing cash flows from finance leases	2.0	1.6
Lease assets obtained in exchange for new lease liabilities:
Operating leases	1.9	7.8

The future minimum lease payments under our operating and financing leases were as follows:

Year Ended December 31,	Amount
(In millions)
2024	$10.1
2025	8.3
2026	6.5
2027	4.1
2028	3.2
Thereafter	5.1
Total lease payments	$37.3
Less: Interest	(4.1)
Total	$33.2

Weighted average remaining lease term and weighted average discount rate were as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (in years)
Operating leases	4.0	3.6
Financing leases	7.6	8.3
Weighted average discount rate
Operating leases	5.06%	4.34%
Financing leases	3.91%	3.88%

70 | 2023 Form 10-K

7. Property, Plant, and Equipment, Net

Property, plant, and equipment, net consist of the following:

	December 31,
	2023	2022
	(In millions)
Software	$536.6	$449.4
Machinery and equipment	130.0	126.4
Buildings and improvements	44.9	41.8
Total property, plant, and equipment	711.5	617.6
Accumulated depreciation	(501.4)	(442.7)
Property, plant, and equipment, net	$210.1	$174.9

Depreciation expense related to property, plant, and equipment, net was $72.0 million, $58.1 million, and $53.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

8. Goodwill and Intangible Assets

Goodwill

Our goodwill balance was $2,293.9 million and $2,280.0 million as of December 31, 2023 and 2022, respectively. The change in goodwill was due to fluctuations in foreign currency exchange rates. Tax-deductible goodwill at December 31, 2023 was $46.5 million.

We performed a qualitative impairment assessment as of October 1, 2023 and concluded that it is more likely than not that the fair value of our reporting unit is more than its carrying amount.

Intangible Assets

Other intangible assets, net consist of the following:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Customer lists and relationships	$302.3	$(239.5)	$62.8	6.6
Trade name	183.6	(41.9)	141.7	1.6
Technology	227.5	(201.8)	25.7	2.3
Total other intangible assets	$713.4	$(483.2)	$230.2	3.2

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Customer lists and relationships	$299.8	$(228.6)	$71.2	7.4
Trade name	183.4	(4.7)	178.7	2.2
Technology	213.5	(181.8)	31.7	3.2
Total other intangible assets	$696.7	$(415.1)	$281.6	6.1

71 | 2023 Form 10-K

In the third quarter of 2023, our Board of Directors approved plans to transition our Company’s name and branding to Dayforce, Inc. Given the significance of this transition, we assessed the impact on the carrying amount of $167.2 million related to our Ceridian trade name intangible asset to determine whether an impairment exists, and/or if the asset is deemed to have a finite life and should be amortized. It was determined that the Ceridian trade name was not impaired, but the asset was deemed to have a finite life of two years and began being amortized in the third quarter of 2023.

Amortization expense related to definite-lived intangible assets was $60.5 million, $30.9 million, and $23.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. We estimate the future amortization of other intangible assets as follows:

Years Ending December 31,	Amount
(In millions)
2024	$103.9
2025	73.1
2026	13.0
2027	9.1
2028	8.8
Thereafter	17.7

Long-Lived Assets by Geographic Area

Long-lived assets consist of right of use lease assets, net, property, plant and equipment, net, goodwill, and other intangible assets, net. Long-lived assets by country consist of the following:

	December 31,
	2023	2022
	(In millions)
United States	$1,796.8	$1,803.5
Canada	526.7	507.4
Australia	244.4	259.3
Other	185.4	190.6
Total long-lived assets	$2,753.3	$2,760.8

9. Debt

Overview

Our debt obligations consist of the following:

	December 31,	December 31,
	2023	2022
	(In millions)
Term Debt, interest rate of 8.0% and 6.9%, respectively	$644.3	$651.1
Revolving Credit Facility ($300.0 million available capacity less $1.3 million and $1.4 million, respectively, reserved for letters of credit)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Line of Credit ($0.5 million and $1.0 million letter of credit capacity, respectively, which were fully utilized)	—	—
Financing lease liabilities (Note 6)	7.3	8.4
Total debt	1,226.6	1,234.5
Less unamortized discount on Term Debt	0.4	0.6
Less unamortized debt issuance costs on Term Debt and Convertible Senior Notes	8.5	12.7
Less current portion of long-term debt	7.6	7.8
Long-term debt, less current portion	$1,210.1	$1,213.4

Accrued interest and fees related to our debt obligations were $0.9 million and $0.7 million as of December 31, 2023 and 2022, respectively, and are included within other accrued expenses in our consolidated balance sheets.

72 | 2023 Form 10-K

Senior Secured Credit Facility

Principal Amounts, Interest, and Maturity Dates

On April 30, 2018, we completed the refinancing of our debt by entering into a new credit agreement. Pursuant to the new credit agreement, we became borrower of (i) a $680.0 million term loan debt facility (the “Term Debt”) and (ii) a $300.0 million revolving credit facility (the “Revolving Credit Facility” and collectively with the Term Debt, the “Senior Secured Credit Facility”). Our obligations under the Senior Secured Credit Facility are secured by first priority security interests in substantially all of our assets and the domestic subsidiary guarantors, subject to permitted liens and certain exceptions.

The Term Debt and Revolving Credit Facility were set to mature on April 30, 2025 and January 29, 2025, respectively. We are required to make annual amortization payments in respect of the Term Debt in an amount equal to 1.00% of the original principal amount thereof, payable in equal quarterly installments of 0.25% of the original principal amount of the first lien term debt. The Revolving Credit Facility does not require amortization payments. On August 1, 2023, we completed the third amendment to our Senior Secured Credit Facility, which replaced the London Interbank Offered Rate ("LIBOR") with Secured Overnight Financing Rate ("SOFR") as the reference rate for the floating rate Term Debt interest rate. As of December 31, 2023, our floating rate on the Term Debt interest was SOFR plus 2.5% and the applicable Term SOFR Adjustment ranged from approximately 0.1% to 0.4%, depending on term.

Financing Costs and Issuance Discounts

The Term Debt had associated unamortized deferred financing costs of $2.1 million and $3.7 million at December 31, 2023, and 2022, respectively, which are being amortized at an effective interest rate of 5.3%.

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

The Senior Secured Credit Facility documents contain a requirement that we maintain a ratio of adjusted first lien debt to Credit Facility EBITDA below specified levels on a quarterly basis; however, such requirement is applicable only if more than 35% of the Revolving Credit Facility is drawn. As of December 31, 2023, no portion of the Revolving Credit Facility was drawn.

Events of Default

Events of default under the Senior Secured Credit Facility documents include, but are not limited to: failure to pay interest, principal and fees, or other amounts when due; material breach of any representation or warranty; covenant defaults; cross defaults to other material indebtedness; events of bankruptcy, invalidity of security interests; a change of control; material judgments for payment of money; involuntary acceleration of any debt; and other customary events of default. There were no events of default as of December 31, 2023.

73 | 2023 Form 10-K

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

Upon conversion, we may satisfy the conversion obligation by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture under which the Convertible Senior Notes were issued. On December 30, 2021, we notified the holders of the Convertible Senior Notes of our irrevocable election to settle the conversion obligations in connection with the Convertible Senior Notes submitted for conversion on or after January 1, 2022, or at maturity with a combination of cash and shares of our common stock. Generally, under this settlement method, the conversion value will be settled in cash in an amount no less than the principal amount being converted, and any excess of the conversion value over the principal amount will be settled, at the Company's election, in cash or shares of our common stock. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of December 31, 2023.

74 | 2023 Form 10-K

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

The Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $568.2 million as of December 31, 2023, with principal of $575.0 million, net of issuance costs of $6.8 million. The Convertible Senior Notes are included within long-term debt, less current portion in our consolidated balance sheets as of December 31, 2023. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

The following table sets forth total interest expense recognized related to the Convertible Senior Notes for the period:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Contractual interest expense	$1.4	$1.5	$1.2
Amortization of debt discount (a)	—	—	14.0
Amortization of debt issuance costs (a)	2.8	3.1	1.7
Total	$4.2	$4.6	$16.9
a)
On January 1, 2022, we adopted Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) using the modified retrospective transition method. Under such transition, prior-period information has not been retrospectively adjusted for this change in accounting guidance. The amortization of debt discount and debt issuance costs on the Convertible Senior Notes is presented post-adoption of ASU 2020-06 as of December 31, 2023 and 2022 and is presented pre-adoption of ASU 2020-06 as of December 31, 2021.

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

75 | 2023 Form 10-K

Other Information Relating to Indebtedness

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2024	$6.8
2025	637.5
2026	575.0
$1,219.3

We may be required to make additional payments on the Term Debt from various sources, including proceeds of certain indebtedness which may be incurred from time to time, certain asset sales, and a certain percentage of cash flow. There is an excess cash flow calculation associated with the Term Debt, and based on this calculation, we are not required to make a prepayment on the Term Debt in 2024.

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at December 31, 2023. The fair value of the Term Debt was based on the borrowing rates currently available to us for bank loans with similar terms and average maturities and the limited trades of our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1.16 billion and $1.14 billion as of December 31, 2023, and 2022, respectively.

10. Employee Benefit Plans

We maintain numerous benefit plans for current and former employees. As of December 31, 2023, our current active benefit plans include defined contribution plans for the majority of our employees. All of our defined benefit plans have been frozen.

Defined Contribution Plans

We maintain defined contribution plans that provide retirement benefits to the majority of our employees. Contributions are based upon the contractual obligations of each respective plan. We recognized expense of $28.2 million, $23.0 million, and $15.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to employer contributions to these plans.

Defined Benefit Plans

We maintain defined benefit pension plans covering certain of our current and former U.S. employees (the U.S. pension plan and nonqualified defined benefit plan, collectively referred to as our “defined benefit plans”), as well as other postretirement benefit plans for certain U.S. retired employees that include heath care and life insurance benefits.

76 | 2023 Form 10-K

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

Assets of the U.S. pension plan are held in an irrevocable trust and do not include any Ceridian securities. Benefits under this plan are generally calculated on final or career average earnings and years of participation in the plan. Most participating employees were required to permit salary reduction contributions to the plan on their behalf by the employer as a condition of active participation. Retirees and other former employees are inactive participants in this plan and constitute approximately 99% of the plan participants. This plan is funded in accordance with funding requirements under the Employee Retirement Income Security Act of 1974, based on determinations of a third-party consulting actuary. Investment of the U.S. pension plan assets in Ceridian securities is prohibited by the investment policy. We did not make any contributions in 2023 to the U.S. defined benefit plan and we do not expect to make any contributions in 2024.

In addition to the U.S. defined benefit plan, we also sponsor a nonqualified supplemental defined benefit plan (the “nonqualified defined benefit plan”), which is unfunded and provides benefits to selected U.S. employees. We made contributions to the nonqualified defined benefit plan amounting to $1.3 million in 2023 and expect to make contributions of $1.2 million in 2024.

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

The discount rate assumption is used to determine the benefit obligation and the interest portion of the net periodic pension cost (credit) for the following year. We utilize a full yield curve approach for our discount rate assumption by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. As of December 31, 2023, a 25 basis point decrease in the discount rate would result in an immaterial impact to expense for all pension plans.

At December 31, 2023, we incorporated white collar adjustments to the baseline mortality assumption as issued by the Society of Actuaries. The change in mortality assumption resulted in a $13.0 million increase in the projected benefit obligation. The mortality assumption was not updated at December 31, 2022.

The funded status of defined benefit plans represents the difference between the projected benefit obligation (“PBO”) and the plan assets at fair value. The PBO of defined benefit plans exceeded the fair value of plan assets by $21.5 million and $11.1 million at December 31, 2023 and 2022, respectively. We are required to record the funded status as an asset or liability in our consolidated balance sheets and recognize the change in the funded status in comprehensive income, net of deferred income taxes.

77 | 2023 Form 10-K

The projected future payments to participants from defined benefit plans are as follows:

Years Ending December 31,	Amount
(In millions)
2024	$41.2
2025	39.3
2026	37.4
2027	35.8
2028	34.7
Next five years	143.7

The accompanying tables reflect the combined funded status and net periodic pension cost and combined supporting assumptions for the defined benefit elements of our defined benefit plans.

	Year Ended December 31,
	2023	2022
	(In millions)
Funded Status of Defined Benefit Retirement Plans at Measurement Date
Change in Projected Benefit Obligation During the Year:
Projected benefit obligation at beginning of year	$383.5	$503.4
Interest cost	17.1	8.8
Actuarial loss (gain)	21.5	(83.1)
Benefits paid and plan expenses	(43.3)	(45.6)
Projected benefit obligation at end of year	$378.8	$383.5
Change in Fair Value of Plan Assets During the Year:
Plan assets at fair value at beginning of year	372.4	505.0
Actual return on plan assets	26.9	(88.4)
Employer contributions	1.3	1.4
Benefits paid and plan expenses	(43.3)	(45.6)
Plan assets at fair value at end of year	357.3	372.4
Funded status of plans	$(21.5)	$(11.1)

	December 31,
	2023	2022
	(In millions)
Amounts recognized in Consolidated Balance Sheets
Current liability	$1.2	$1.2
Noncurrent liability	20.3	9.9
Amounts recognized in Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax of $53.5 million and $51.2 million, respectively	$170.1	$163.6

The overall decrease in our benefit obligation for the year ended December 31, 2023 was primarily driven by benefit payments paid and plan expenses, partially offset by the actuarial loss.

The other comprehensive (income) loss related to pension benefit plans was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net actuarial loss	$17.0	$21.2	$9.9
Amortization of net actuarial loss	(8.2)	(13.6)	(17.3)
Tax (benefit) expense	(2.3)	(1.9)	2.0
Other comprehensive loss (income), net of tax	$6.5	$5.7	$(5.4)

78 | 2023 Form 10-K

	Year Ended December 31,
	2023	2022	2021
Assumptions Used in Calculations
Discount rate used to determine net benefit cost	4.84%	2.36%	1.87%
Expected return on plan assets	5.20%	3.30%	2.70%
Discount rate used to determine benefit obligations	4.65%	4.84%	2.36%

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net Periodic Pension Cost
Interest cost	$17.1	$8.8	$6.7
Actuarial loss amortization	8.2	13.6	17.3
Less: Expected return on plan assets	(22.3)	(15.9)	(13.1)
Net periodic pension cost	$3.0	$6.5	$10.9

Our overall investment strategy for the U.S. pension plan is to achieve a mix of approximately 86% for liability hedging purposes, 13% of investments for long-term growth, and 1% for near-term benefit payments. Target asset allocations are based upon actuarial and capital market studies performed by experienced outside consultants. The target allocations for the long-term growth assets are 58% public equity, 25% fixed income, and 17% alternative investments. Specifically, the target allocation is managed through investments in fixed income securities, equity funds, collective investment funds, partnerships and other investment types. The underlying equity securities include exposure to large/mid-cap companies and small-cap companies. Fixed income securities include emerging market debt and high yield debt securities. The alternative investment strategy is allocated to investments in hedge funds. The liability hedging portfolio fair value is intended to move in a direction that substantially offsets the increase or decrease in the plan liabilities resulting from changes in interest rates. To achieve this objective, the portfolio will invest in corporate debt securities, U.S. Treasury strips and various interest rate derivatives contracts. We hire outside managers to manage all assets of the U.S. defined benefit plan.

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

The fair values of our defined benefit plan’s assets by asset category were as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Investments, at fair value:
Short-term investments	$19.2	$—	$—	$19.2
Government securities	—	6.2	—	6.2
Corporate debt securities	—	285.8	—	285.8
Collective investment funds	—	46.1	—	46.1
Total investments, at fair value	$19.2	$338.1	$—	$357.3

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Investments, at fair value:
Short-term investments	$17.2	$—	$—	$17.2
Government securities	—	6.3	—	6.3
Corporate debt securities	—	301.8	—	301.8
Collective investment funds	—	47.1	—	47.1
Total investments, at fair value	$17.2	$355.2	$—	$372.4

79 | 2023 Form 10-K

Postretirement Benefits

We provide health care and life insurance benefits for eligible retired employees, including individuals who retired from operations we subsequently sold or discontinued. We sponsor several health care plans in the U.S. for both pre- and post-age 65 retirees. The contributions to these plans differ for various groups of retirees and future retirees. Most retirees outside of the U.S. are covered by governmental health care programs, and our cost is not significant. The measurement date for postretirement benefit plans is December 31.

The discount rate assumption is used to determine the benefit obligation and the interest portion of the net periodic postretirement cost (credit) for the following year. We utilize a full yield curve approach for our discount rate assumption by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. As of December 31, 2023, a 25 basis point decrease in the discount rate would result in an immaterial impact on expense for the postretirement plan.

The accompanying tables present the amounts and changes in the aggregate benefit obligation and the components of net periodic postretirement benefit cost for U.S. plans. We fund these costs as they become due.

	Year Ended December 31,
	2023	2022
	(In millions)
Funded Status of Postretirement Health Care and Life Insurance Plans
Change in Benefit Obligation:
At beginning of year	$8.8	$12.6
Interest cost	0.4	0.2
Participant contributions	—	0.6
Actuarial gain	(0.3)	(3.1)
Benefits paid	(0.4)	(1.5)
At end of year	$8.5	$8.8
Change in Plan Assets:
At beginning of year	$—	$—
Company contributions	0.4	0.9
Participant contributions	0.4	0.6
Benefits paid	(0.8)	(1.5)
At end of year	—	—
Funded Status	$(8.5)	$(8.8)

	December 31,
	2023	2022
	(In millions)
Amounts recognized in Consolidated Balance Sheets
Current liability	$1.5	$1.6
Noncurrent liability	7.0	7.2
Amounts recognized in Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (income), net of tax of $(4.7) million and $(5.4) million, respectively	$(7.1)	$(8.4)

The other comprehensive (income) loss related to postretirement benefits was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net actuarial gain	$(0.3)	$(3.1)	$(0.8)
Amortization of net actuarial gain	2.3	1.9	2.2
Tax (benefit) expense	(0.7)	0.4	(0.4)
Other comprehensive loss (gain), net of tax	$1.3	$(0.8)	$1.0

80 | 2023 Form 10-K

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net Periodic Postretirement Benefit
Interest cost	$0.4	$0.2	$0.1
Actuarial gain amortization	(2.3)	(1.9)	(2.0)
Prior service credit amortization	—	—	(0.2)
Net periodic postretirement benefit gain	$(1.9)	$(1.7)	$(2.1)

The assumed health care cost trend rate represents the rate at which health care costs are assumed to increase. The assumed health care cost trend rate used in measuring the benefit obligation in 2023 is 7.7% for pre-age 65 retirees and 8.3% for post-age 65 retirees. These rates are assumed to decrease gradually to the ultimate health care cost trend rate of 4.5% in 2032 for both groups.

	Year Ended December 31,
	2023	2022	2021
Assumptions Used in Calculations
Weighted average discount rate used to determine net periodic postretirement cost (credit)	4.72%	2.00%	1.42%
Weighted average discount rate used to determine benefit obligation at measurement date	4.52%	4.72%	2.00%

The projected future postretirement benefit payments and future receipts from the federal subsidy for each of the next five years and the five-year period following are as follows:

Years Ending December 31,	Payments	Receipts
	(In millions)
2024	$1.6	$—
2025	1.3	—
2026	1.2	—
2027	1.0	—
2028	0.9	—
Next five years	3.0	—

11. Share-Based Compensation

In 2018, our Board of Directors approved the Ceridian HCM Holding Inc. 2018 Equity Incentive Plan (as amended, "2018 EIP"), which serves as a successor to the 2013 Ceridian HCM Holding Inc. Stock Incentive Plan, (as amended, "2013 SIP") (collectively, the "Plans"). Most of our equity awards under the 2013 SIP and 2018 EIP vest either annually or quarterly on a pro rata basis, generally over a one-, three-, four-, or five-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested awards must be exercised generally within 90 days after termination, or these awards will be forfeited. The equity awards have a 10-year contractual term, and the stock options have an exercise price that is not less than the fair market value of the underlying common stock on the date of grant.

As of December 31, 2023, there were 11,991,895 stock options, RSUs, and PSUs outstanding and 12,175,694 shares available for future grants of equity awards under the Plans. Share-based compensation expense was $136.7 million, $144.8 million, and $113.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

81 | 2023 Form 10-K

Performance-Based Stock Options

Performance-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	1,844,279	$64.55	9.2	$77.5
Exercised	(65,882)	$(47.23)	—	$—
Forfeited or expired	(1,347)	—	—	—
Outstanding at December 31, 2021	1,777,050	$64.72	8.3	$70.6
Exercised	(14,755)	(13.46)	—	—
Forfeited or expired	(1,857)	—	—	—
Outstanding at December 31, 2022	1,760,438	$66.10	7.4	$0.1
Exercised	(5,657)	(48.25)	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2023	1,754,781	$65.26	6.4	$3.3
Exercisable at December 31, 2023	254,781	$65.26	6.6	$0.5

In 2020, 1,500,000 performance-based stock options (“Performance Option Award”) were granted with an exercise price of $65.26. The vesting conditions for the Performance Option Award are based on our performance on the New York Stock Exchange (“NYSE”) with (i) 750,000 shares available to vest when our per share closing price on the NYSE meets or exceeds $110.94, or 1.7 times the exercise price, for ten consecutive trading days (“Performance Metric #1”) and (ii) the remaining 750,000 shares available to vest when our per share closing price on the NYSE meets or exceeds $130.52, or 2.0 times the exercise price, for ten consecutive trading days (“Performance Metric #2”, collectively with Performance Metric #1, the “Performance Metrics”). The vesting conditions of the Performance Metrics must be achieved prior to May 8, 2025, or any unvested portion of the Performance Option Award will terminate. Further, no portion of the Performance Option Award were allowed to vest and become exercisable until May 8, 2023 (the “Time-Based Metric”). The shares underlying Performance Metric #1, which was achieved on October 6, 2021, vested and became exercisable on May 8, 2023. The shares underlying Performance Metric #2 have met the Time-Based metric, but if Performance Metric #2 has not been met on or prior to May 8, 2025, these shares will be terminated. We have estimated an expected term of 5.3 years, based on the vesting period and contractual term.

As of December 31, 2023, there was no unrecognized expense related to unvested performance-based stock options.

82 | 2023 Form 10-K

Performance Stock Units

PSU activity was as follows:

Shares
Outstanding at December 31, 2020	135,220
Granted	348,483
Vested and released	(2,050)
Forfeited or canceled	(162,908)
Outstanding at December 31, 2021	318,745
Granted	582,662
Vested and released	(168,414)
Forfeited or canceled	(26,526)
Outstanding at December 31, 2022	706,467
Granted	662,723
Vested and released	(272,592)
Forfeited or canceled	(318,574)
Outstanding at December 31, 2023	778,024
Releasable at December 31, 2023	—

In 2023, 2022, and 2021, we granted PSU awards under our Management Incentive Plan ("MIP") for the incentive period of January 1 through December 31, and also as part of long-term incentive ("LTI") grants to certain members of management. These awards are primarily earned based upon performance of key financial metrics, and certain LTI awards granted in 2023 are earned based upon our total shareholder return, a market condition, as compared to an indexed shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards typically vest in the quarter following the conclusion of the performance period.

One-third of the LTI PSUs granted in 2022 and 2021 vested in the first quarter of 2023 and one-third are expected to vest in the first quarter of 2024. Based on the performance achieved, most of the MIP PSUs granted in 2023 are expected to vest in the first quarter of 2024 and one-third of the LTI awards based upon the performance of key financial metrics are expected to vest in March 2024. Share based compensation was recognized in accordance with the achievement levels.

As of December 31, 2023, there was $15.4 million of share-based compensation expense not recognized related to unvested LTI PSUs that have a three-year vesting period, which is expected to be recognized over a weighted average period of 1.9 years.

Term-Based Stock Options

Term-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	10,983,074	$40.47	7.8	$725.9
Granted	759,126	84.07	—	—
Exercised	(2,942,465)	(26.71)	—	—
Forfeited or expired	(283,866)	(48.62)	—	—
Outstanding at December 31, 2021	8,515,869	$48.87	7.3	$473.4
Granted	81,145	56.29	—	—
Exercised	(931,520)	(32.14)	—	—
Forfeited or expired	(369,408)	(58.59)	—	—
Outstanding at December 31, 2022	7,296,086	$50.59	6.4	$117.4
Granted	—	—	—	—
Exercised	(875,140)	(40.55)	—	—
Forfeited or expired	(206,948)	(70.65)	—	—
Outstanding at December 31, 2023	6,213,998	$51.34	5.5	$110.8
Exercisable at December 31, 2023	5,567,406	$48.65	5.4	$110.3

83 | 2023 Form 10-K

Other information pertaining to term-based options was as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value per share	n/a	$24.12	$33.09

The fair value of the term-based stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	n/a	40.7%	35.8%
Expected dividend rate	n/a	—	—
Risk-free interest rate	n/a	2.6%	1.3%

For most stock options granted under the Plans, we estimated an expected term of 7.0 years, based on the vesting period and contractual life. As of December 31, 2023, there was $9.2 million of share-based compensation expense related to unvested term-based awards not yet recognized, which is expected to be recognized over a weighted average period of 0.2 years.

Restricted Stock Units

RSU activity was as follows:

Shares
Outstanding at December 31, 2020	1,389,385
Granted	890,852
Vested and released	(262,239)
Forfeited or canceled	(82,059)
Outstanding at December 31, 2021	1,935,939
Granted	1,624,345
Vested and released	(504,586)
Forfeited or canceled	(164,881)
Outstanding at December 31, 2022	2,890,817
Granted	1,775,638
Vested and released	(1,056,901)
Forfeited or canceled	(364,462)
Outstanding at December 31, 2023	3,245,092
Releasable at December 31, 2023	—

Other information pertaining to RSUs was as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value per share	$71.66	$69.35	$85.08

As of December 31, 2023, there was $115.1 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years.

84 | 2023 Form 10-K

Global Employee Stock Purchase Plan

GESPP activity was as follows:

	Year Ended December 31,
	2023	2022	2021
Shares issued	243,669	243,043	153,235
Weighted average purchase price (per share)	$52.33	$48.59	$81.69

A total of 1,415,089 shares of common stock are remaining for issuance under the GESPP plan as of December 31, 2023.

The fair value was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	44.8%	29.3%	33.7%
Expected dividend rate	—	—	—
Risk-free interest rate	4.6%	0.2%	0.1%
Expected term (in years)	0.3	0.3	0.3
Grant date fair value per share	$15.11	$21.16	$22.07

12. Revenue

Our Solutions

We categorize our solutions into three categories: Cloud recurring, other recurring (formerly referred to as Bureau), and professional services and other. We also generate recurring revenue from investment income on our Cloud recurring and other recurring customer funds before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue.

Cloud Recurring

Cloud recurring revenue is primarily generated from solutions that are delivered via two Cloud offerings, Dayforce and Powerpay. The Dayforce offering is a single application with continuous calculation that offers a full suite of capabilities, including global HR, payroll and tax, workforce management, benefits, and talent intelligence. Dayforce recurring revenue is primarily generated from monthly recurring fees charged on a PEPM basis. We also offer Dayforce Wallet, which is a digital payment solution that gives employees instant access to their net earnings through on-demand pay requests via a paycard, which generates interchange fee revenue when used.

In addition to customers who use our payroll services, certain customers use our tax filing services on a stand-alone basis; which we recently modernized the technology platforms used to provide stand-alone tax services. Beginning in 2023, with the technology migration complete, we classified recurring revenues from stand-alone tax customers as Dayforce recurring revenue.

We offer Powerpay for Canadian organizations with fewer than 100 employees. The majority of Powerpay revenue is generated from recurring fees charged on a per-employee, per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. Powerpay can typically be implemented on a remote basis within one to three days, at which point we start receiving recurring fees.

85 | 2023 Form 10-K

Other Recurring

Other recurring revenue is generated primarily from solutions delivered via a service-bureau model. These solutions are delivered via three primary service lines: payroll, payroll-related tax filing services, and outsourced human resource solutions. Revenue from payroll services is generated from recurring fees charged on a per-process basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. In addition to customers who use our payroll services, prior to modernizing the technology platforms utilized for stand-alone tax services, certain customers used our legacy tax filing services on a stand-alone basis through 2022. Our outsourced human resource solutions are tailored to meet the needs of individual customers, and entail our contracting to perform many of the duties of a customer’s human resources department, including payroll processing, time and labor management, performance management, and recruiting.

Professional Services and Other

Professional services and other revenue is primarily generated from implementation and post go-live professional services revenue. Other sources of professional services revenue includes revenue from the sale, rental and maintenance of time clocks; revenue from the sale of third-party services, and billable travel expenses. Other professional services is generated from the performance of individual services for customers, such as check printing, wage attachment and disbursement, and Affordable Care Act (“ACA”) management.

Disaggregation of Revenue

Revenue by solution and category was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring	$1,111.1	$815.2	$626.6
Powerpay recurring	100.3	93.2	86.3
Total Cloud recurring	1,211.4	908.4	712.9
Other recurring	85.9	139.2	137.8
Total recurring revenue	1,297.3	1,047.6	850.7
Professional services and other	216.4	198.6	173.5
Total revenue	$1,513.7	$1,246.2	$1,024.2

Recurring revenue includes float revenue of $168.7 million, $80.2 million, and $41.1 million for the year ended December 31, 2023, 2022, and 2021 respectively.

Revenue by Geographic Area

The country in which the revenue is recorded is determined by the legal entity with which the customer has contracted. Revenue by country was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
United States	$989.5	$784.1	$624.4
Canada	331.0	288.6	254.2
Other	193.2	173.5	145.6
Total revenue	$1,513.7	$1,246.2	$1,024.2

86 | 2023 Form 10-K

Contract Balances

We record a contract asset when revenue recognized for professional services or cloud recurring subscription performance obligations exceed the contractual amount of billings for implementation related professional services and recurring subscriptions. Contract assets were $89.0 million and $68.5 million as of December 31, 2023 and 2022, respectively. Contract assets expected to be recognized in revenue within twelve months are included within Prepaid expenses and other current assets, with the remaining contract assets included within Other assets on our consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Year Ended December 31,
	2023	2022
	(In millions)
Deferred revenue, beginning of period	$41.2	$48.7
New billings	836.4	673.6
Revenue recognized	(838.1)	(679.2)
Effect of exchange rate	0.7	(1.9)
Deferred revenue, end of period	$40.2	$41.2

Transaction Price for Remaining Performance Obligations

As of December 31, 2023, approximately $1.22 billion of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC Topic 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

Customer Information

No single customer accounted for 2% or more of our consolidated revenue for any of the periods presented.

87 | 2023 Form 10-K

13. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(In millions)
Balance as of December 31, 2021	$(177.3)	$2.8	$(150.3)	$(324.8)
Other comprehensive loss before income taxes and reclassifications	(56.7)	(134.6)	(17.5)	(208.8)
Income tax benefit	—	35.4	1.5	36.9
Reclassifications to earnings	—	—	11.7	11.7
Other comprehensive income	(56.7)	(99.2)	(4.3)	(160.2)
Balance as of December 31, 2022	(234.0)	(96.4)	(154.6)	(485.0)
Other comprehensive loss before income taxes and reclassifications	16.6	54.4	(17.3)	53.7
Income tax expense	—	(14.3)	3.0	(11.3)
Reclassifications to earnings	—	—	5.9	5.9
Other comprehensive income	16.6	40.1	(8.4)	48.3
Balance as of December 31, 2023	$(217.4)	$(56.3)	$(163.0)	$(436.7)

14. Income Taxes

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Components of Earnings and Taxes from Operations
Income (loss) before income taxes:
U.S.	$109.3	$(0.7)	$(73.6)
International	(13.3)	(62.2)	(16.7)
Total	$96.0	$(62.9)	$(90.3)
Income tax expense (benefit):
Current:
U.S.	$7.4	$4.5	$0.9
State and local	4.0	1.9	0.4
International	25.7	5.8	22.3
Total current income tax expense	37.1	12.2	23.6
Deferred:
U.S.	12.3	7.8	(22.3)
State and local	(4.6)	(2.1)	(5.0)
International	(3.6)	(7.4)	(11.2)
Total deferred income tax expense (benefit)	4.1	(1.7)	(38.5)
Total income tax expense (benefit)	$41.2	$10.5	$(14.9)

88 | 2023 Form 10-K

	Year Ended December 31,
	2023	2022	2021
Effective Tax Rate Reconciliation
Federal statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	10.2	2.5	(0.7)
State income taxes, net of federal benefit	4.7	0.8	5.9
Share-based compensation	12.1	(25.6)	(3.5)
International tax rate differential	0.9	0.2	(2.4)
Disallowed officers compensation	2.6	—	—
Foreign capital gain income	—	—	(1.3)
Unremitted foreign earnings	—	—	2.9
Acquisition costs	—	—	(2.3)
Base erosion tax	2.7	(5.7)	(1.6)
U.S. tax on international inclusions	(8.3)	(11.3)	—
Reserve for tax contingencies	1.0	—	2.1
Tax credits	(5.9)	—	—
Change in tax rate	—	1.6	—
Unutilized tax benefits	—	—	(3.4)
Other	1.9	(0.2)	(0.2)
Total tax rate	42.9%	(16.7)%	16.5%

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of December 31, 2023, we have a valuation allowance of $55.0 million against certain deferred tax assets primarily consisting of $27.2 million attributable to foreign net operating loss carryovers and $24.6 million attributable to other deferred tax assets primarily consisting of foreign intangible assets.

	December 31,
	2023	2022
	(In millions)
Tax Effect of Items That Comprise a Significant Portion of the Net Deferred Tax Asset and Deferred Tax Liability
Deferred tax asset:
Employment related accruals	$31.3	$27.8
Intangibles	15.4	13.5
Software development costs	51.6	14.9
Depreciation	18.1	11.2
Customer funds	17.0	31.2
Other	23.3	33.7
Foreign tax credit carryover and other credit carryovers	5.0	0.3
Net operating loss carryforwards	82.7	120.8
Total gross deferred tax asset	244.4	253.4
Valuation allowance	(55.0)	(44.1)
Total deferred tax asset	$189.4	$209.3
Deferred tax liability:
Intangibles	$(49.5)	$(60.8)
Deferred contract costs	(45.5)	(33.5)
Other	(12.9)	(19.0)
Total deferred tax liability	(107.9)	(113.3)
Net deferred tax asset	$81.5	$96.0

89 | 2023 Form 10-K

	December 31,
	2023	2022
	(In millions)
Net Deferred Tax by Geography
U.S.	$66.8	$79.8
International	14.7	16.2
Total	$81.5	$96.0

As of December 31, 2023, we had federal, state, and foreign net operating loss carryovers, which will reduce future taxable income when utilized. Approximately $28.4 million in net federal tax benefit is available from the loss carryovers. The federal net operating loss tax benefit has an indefinite carryover period. The state loss carryovers and foreign loss carryovers will result in a tax benefit of approximately $23.2 million and $31.1 million, respectively, when utilized. The state net operating loss carryovers will begin to expire in 2024. The majority of the foreign operating loss carryovers have an indefinite carryover period. The $5.0 million tax credit carryover consists primarily of foreign research credits that will begin to expire in 2042.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019.

The following table summarizes the activity for unrecognized tax benefits:

	Year Ended December 31,
	2023	2022
	(In millions)
Federal, State and Foreign Tax
Beginning unrecognized tax balance	$—	$—
Increase in current period positions	1.0	—
Ending unrecognized tax benefits	$1.0	$—

The total amount of unrecognized tax benefits as of December 31, 2023, was $1.0 million. The $1.0 million represents the amount that, if recognized, would impact our effective income tax rate as of December 31, 2023. We make adjustments to these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

As of December 31, 2023, we have $442.8 million of unremitted foreign earnings. We consider all the unremitted earnings to be indefinitely reinvested. Because all unremitted earnings are considered to be indefinitely reinvested, no deferred tax liability has been recorded. It is not practical to make a determination of any unrecognized tax liability because of the complexities of the hypothetical calculation.
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

90 | 2023 Form 10-K

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

We have recognized an undiscounted liability of approximately $4.0 million and $4.3 million as of December 31, 2023 and 2022, respectively, in our consolidated balance sheets to comply with the NEC and MPCA arrangement and EMA described above. The ultimate cost, however, will depend on the extent of continued monitoring activities as these projects progress.

91 | 2023 Form 10-K

16. Related Party Transactions

We provide Dayforce and related services to certain companies that are considered related parties. The revenue from these related parties was as follows:

		Year Ended December 31,
Counter-Party	Related Persons Interest	2023	2022	2021
		(In millions)
FleetCor Technologies, Inc.	Shared board members. One board member is also the CEO and the chairman of the board of the counter-party	$0.9	$0.8	$0.6
The Stronach Group	The brother of David D. Ossip, our Chair and CEO, was formerly the CEO, and is currently a minority shareholder	0.1	0.1	0.1
Verve Senior Living	David D. Ossip, our Chair and CEO, and his brother are currently minority shareholders	0.4	0.4	0.4
Environmental 360 Solutions	David D. Ossip's, our Chair and CEO, brother is a board member	0.5	0.2	—
Fidelity National Financial, Inc.	Shared board members	0.4	0.4	0.4
Guaranteed Rate, Inc.	Portfolio company of Thomas H. Lee Partners, L.P. ("THL"), of which certain members of our board are managing directors.	1.7	1.7	1.7
HighTower Advisors, LLC	Portfolio company of THL, of which certain members of our board are managing directors. One board member also serves on the board of HT Holding, LLC, which is an affiliate of the counter-party	0.4	0.4	0.3
Ten-X, LLC	Portfolio company of THL, of which certain members of our board are managing directors	0.2	0.2	0.2
Smile Doctors	Portfolio company of THL, of which certain members of our board are managing directors	1.1	1.0	—
The Dun & Bradstreet Corporation	Shared board members with Dun & Bradstreet Holdings, Inc., which owns the counter-party and is a portfolio company of THL	1.8	1.8	—

We are party to service agreements with certain companies that are considered related parties. Payments made to related parties were as follows:

		Year Ended December 31,
Counter-Party	Related Persons Interest	2023	2022	2021
		(In millions)
Manulife Financial	Shared board member	$10.0	$6.0	$8.1
The Dun & Bradstreet Corporation	Shared board members with Dun & Bradstreet Holdings, Inc., which owns the counter-party and is a portfolio company of THL	3.2	0.3	0.4

92 | 2023 Form 10-K

17. Capital Stock and Net Income (Loss) per Share

As of December 31, 2023 and 2022, there were 156.3 million and 153.9 million shares of common stock issued and outstanding, respectively.

Holders of our common stock are entitled to the rights set forth as follows. Directors are elected by a plurality of the votes entitled to be cast except as set forth below with respect to directors to be elected by the holders of common stock. Our stockholders do not have cumulative voting rights. Except as otherwise provided in our restated certificate of incorporation or as required by law, all matters to be voted on by our stockholders other than matters relating to the elections and removal of directors must be approved by a majority of the shares present in person or by proxy at the meeting and entitled to vote on the subject matter or by a written resolution of the stockholders representing the number of affirmative votes required for such matter at a meeting.

Our stockholders have no preemptive or other rights to subscribe for additional shares. All holders of our common stock are entitled to share equally on a share-for-share basis in any assets available for distribution to common stockholders upon our liquidation, dissolution or winding up. All outstanding shares are validly issued, fully paid and nonassessable.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For the calculation of diluted net income (loss) per share, net income (loss) per share is adjusted by the effect of dilutive securities, including awards under our share-based compensation plans. Diluted net income (loss) per share is computed by dividing the resulting net income (loss) by the weighted average number of fully diluted common shares outstanding. In the years ended December 31, 2022, and 2021 our potential dilutive shares, such as term-based stock options, RSUs, and PSUs were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The basic and diluted net income (loss) per share computations were calculated as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions, except per share data)
Numerator:
Net income (loss)	$54.8	$(73.4)	$(75.4)

Denominator:
Weighted average shares outstanding - basic	155.3	152.9	150.4
Effect of dilutive equity instruments	3.2	—	—
Weighted average shares outstanding - diluted	158.5	152.9	150.4

Net income (loss) per share - basic	$0.35	$(0.48)	$(0.50)
Net income (loss) per share - diluted	$0.35	$(0.48)	$(0.50)

The following potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Stock options	2.4	5.6	5.9
Restricted stock units	—	0.5	0.6
Performance stock units	—	1.4	0.5

93 | 2023 Form 10-K

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of December 31, 2023, would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principle amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the twelve months ended December 31, 2023, was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

18. Subsequent Events

Effective on January 31, 2024, Ceridian HCM Holding Inc. changed its corporate name to Dayforce, Inc. Effective on February 1, 2024, we ceased trading under the ticker symbol "CDAY" and began trading under our new ticker symbol, "DAY," on the NYSE and the Toronto Stock Exchange.

On February 1, 2024 we completed the purchase of 100% of the outstanding shares of eloomi A/S, a learning experience platform software provider based in Copenhagen, Denmark, and Orlando, Florida.

94 | 2023 Form 10-K

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to the GITC Material Weakness defined below under the heading "Management's Report on Internal Control Over Financial Reporting." The GITC Material Weakness is the sole material weakness in our internal control over financial reporting as of December 31, 2023. We have in place and are executing a remediation plan to address the GITC Material Weakness.

In light of the GITC Material Weakness, management performed additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2023 because of the GITC Material Weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness with respect to ineffective general information technology controls (“GITCs”) related to user access and change management over the information technology ("IT") systems supporting our Canada trust and Powerpay revenue processes (“GITC Material Weakness”).

The GITC Material Weakness was primarily due to ineffective reporting lines necessary to plan, execute, control, and periodically assess our IT activities. In addition, there was an insufficient number of trained resources with expertise, responsibility, and accountability for the design, documentation, implementation, and operation of GITCs. As a result, we did not perform an effective risk assessment related to the impact of ineffective GITCs on the operation of manual and automated control activities in order to identify all relevant risks of material misstatement to the consolidated financial statements.

Specifically, we did not effectively design control activities to restrict technology access rights to authorized users commensurate with their job responsibilities; we did not have an effective information and communication process that identified and assessed the controls necessary to ensure the reliability of information used in financial reporting; and we lacked effective ongoing evaluations of whether GITCs are present and functioning.

KPMG, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, which appears in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

95 | 2023 Form 10-K

Management's Plan to Remediate the Identified Material Weakness

We have already begun certain efforts and activities in the process to remediate the GITC Material Weakness. We expect that the GITC Material Weakness will be remediated promptly, however, it will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, which we expect to occur in connection with our annual audit covering the year ended December 31, 2024. These remediation activities consist of enhanced risk assessments; modified reporting lines of key control owners to improve the planning, execution, and periodic assessment of the IT activities; improved training of our resources, and in some cases additional resources, focused on the design, implementation, operation, and documentation of GITCs; and the implementation of improved monitoring procedures, stronger user access controls, and greater segregation of duties in certain areas around our Canada trust and Powerpay revenue processes.

Changes in Internal Control Over Financial Reporting

We have implemented internal controls to remediate the previously identified deficiencies related to Professional Services revenue accounts and the presentation of cash and cash equivalents for our Canada customer funds. Otherwise, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Insider Adoption or Termination of Trading Arrangements

On December 18, 2023, William E. McDonald, Executive Vice President, General Counsel and Corporate Secretary of the Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 (the “McDonald Plan”). The McDonald Plan provides for the potential sale of up to 39,419 shares of the Company’s common stock, subject to certain conditions, from May 20, 2024 through September 3, 2024. The entry into the McDonald Plan was effected within the Company’s open trading window periods and was done in compliance with our insider trading policy.

Other than the aforementioned, during the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

96 | 2023 Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information provided under the headings “Election of Directors” under Proposal One and “Board of Directors” in the Proxy Statement for Dayforce, Inc.'s 2024 Annual Meeting of Stockholders (“Proxy Statement”), is incorporated herein by reference.

Executive Officers

Information regarding our executive officers is set forth in Part I, Item 1, "Information about Our Executive Officers" of this Form 10-K .

Code of Ethics

We have adopted a code of ethics known as the “Code of Conduct” that applies to all employees, contractors, officers and directors of Dayforce, Inc. The Code of Conduct may be viewed online on Dayforce, Inc.'s website https://www.dayforce.com/Ceridian/media/documents/Dayforce-Code-of-Conduct-022024.pdf. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information on our website within four business days following the date of such amendment or waiver.

Director Nomination Process

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board.

Audit Committee; Audit Committee Financial Expert

The information provided under the subheadings “Committees of the Board of Directors” under the Board of Directors heading and “Report of the Audit Committee of the Board of Directors” under Proposal Three in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the headings “Director Compensation”, "Executive Compensation”, “Equity Compensation Plan Information”, and “Corporate Governance”.

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

97 | 2023 Form 10-K

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

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185.

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the heading “Ratification of the Appointment of KPMG LLP as our Independent Registered Public Accounting Firm for Fiscal Year 2024” under Proposal Three.

98 | 2023 Form 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)
Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on February 1, 2024).

3.2	Fourth Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Registrant on February 1, 2024).

4.1

Registration Rights Agreement, dated April 30, 2018, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed by the Registrant on May 24, 2018).

4.2^	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.3

Indenture, dated as of March 5, 2021, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021).

4.4	Form of 0.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 5, 2021).

10.1

Credit Agreement, dated April 30, 2018, between the Registrant, as borrowers, the lenders party thereto, and Deutsche Bank AG New York Branch (as administrative agent and collateral agent) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2018).

10.2

First Amendment to Credit Agreement, dated February 19, 2020, between the Registrant, as borrowers, the lenders party thereto, Deutsche Bank AG New York Branch (as administrative agent and collateral agent) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on May 6, 2020).

10.3

Second Amendment to Credit Agreement, dated as of December 15, 2021, between the Registrant, as borrowers, the lenders party thereto, Deutsche Bank AG New York Branch (as administrative agent and collateral agent) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 16, 2021).

10.4

Third Amendment to Credit Agreement, dated as of August 1, 2023, between the Registrant, as borrowers, the lenders party thereto, Deutsche Bank AG New York Branch (as administrative agent and collateral agent) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2023).

10.5	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021).

10.6*

Amended and Restated Restrictive Covenant Agreement, effective as of March 20, 2017, by and among Ceridian Holding LLC, Ceridian LLC, Ceridian Canada Ltd., Ceridian Dayforce Corporation and David D. Ossip (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed by the Registrant on March 26, 2018).

99 | 2023 Form 10-K

10.7*

Employment Agreement, dated April 2, 2012, by and between Ceridian Dayforce Corporation and David D. Ossip (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on March 26, 2018).

10.8*

Amended and Restated Employment Agreement, effective February 9, 2022, between Leagh E. Turner and Ceridian Canada Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 9, 2022).

10.9*

Employment Agreement, dated May 1, 2019, by and between Christopher R. Armstrong and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on July 30, 2019).

10.10*

Amendment to Employment Agreement, dated November 5, 2019, by and between Christopher R. Armstrong and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by the Registrant on February 26, 2020).

10.11*

Second Amendment to Employment Agreement, effective February 3, 2020, between Christopher R. Armstrong and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 5, 2020).

10.12*

Third Amendment to Employment Agreement, effective February 23, 2022, between Christopher R. Armstrong and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 4, 2022).

10.13*

Fourth Amendment to Employment Agreement, effective February 28, 2023, between Ceridian HCM, Inc. and Christopher R. Armstrong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 1, 2023).

10.14*

Employment Agreement, dated September 15, 2020, by and between Noémie C. Heuland and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on November 5, 2020).

10.15*

Consulting Agreement, dated December 1, 2023, by and between Noémie C. Heuland, Ceridian HCM, Inc. and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 4, 2023).

10.16*

Employment Agreement, effective July 30, 2020, between Joseph B. Korngiebel and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 5, 2021).

10.17*

Employment Agreement, effective June 7, 2021, between William McDonald and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 4, 2021).

10.18*

Employment Agreement, dated November 27, 2019, between Stephen Holdridge and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Registrant on March 1, 2023).

10.19*

First Amendment to Employment Agreement, effective February 23, 2022, between Stephen Holdridge and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on May 4, 2022).

10.20*

Amended and Restated Employment Agreement, effective February 7, 2023, between Ceridian HCM, Inc. and Stephen H. Holdridge (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on March 1, 2023).

10.21*

Employment Agreement, dated June 5, 2023, between Samer Alkharrat and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2023).

10.22*

Employment Agreement, dated December 1, 2023, between Jeremy Johnson and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 4, 2023).

100 | 2023 Form 10-K

10.23*

Performance-Based Stock Option Award Agreement dated May 8, 2020 by and between the Registrant and David Ossip (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020).

10.24*

2013 Dayforce, Inc. Stock Incentive Plan, dated October 1, 2013, and as amended on March 30, 2016, August 11, 2016, December 30, 2016, and March 20, 2017 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed by the Registrant on March 26, 2018).

10.25*	Form of Director Indemnification Agreement for the Registrant (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed by the Registrant on April 12, 2018).

10.26*

Dayforce, Inc. 2018 Equity Incentive Plan (amended and restated as of April 1, 2022) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on May 4, 2022).

10.27*	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed by the Registrant on April 12, 2018).

10.28*

Form of Director Restricted Stock Unit Award Agreement (for awards made after May 1, 2019) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on July 30, 2019).

10.29*

Form of Director Restricted Stock Unit Award Agreement (for annual compensation awards made after May 1, 2020) (incorporated by reference to Exhibit 10.3 to the Quarterly Reported on Form 10-Q filed by the Registrant on August 5, 2020).

10.30*

Form of Director Stock Option Award Agreement (for annual compensation awards made after May 1, 2020) (incorporated by reference to Exhibit 10.4 to the Quarterly Reported on Form 10-Q filed by the Registrant on August 5, 2020).

10.31*	Form of Employee Stock Option Award Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed by the Registrant on April 12, 2018).

10.32*

Form of Stock Option Award Agreement (for awards made after February 25, 2021) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 26, 2021.

10.33*	Form of Employee Performance-Based Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Reported on Form 10-Q filed by the Registrant on August 5, 2020).

10.34*	Dayforce, Inc. Second Amended and Restated Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2023).

10.35*

Form of Restricted Stock Unit Award Agreement Cliff Vest (for awards made after January 1, 2023) (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on March 1, 2023).

10.36*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2023).

10.37*

Form of Restricted Stock Unit Award Agreement (for Canadian executive awards) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2023).

10.38*	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2023).

10.39*

Form of Performance Stock Unit Award Agreement (for Canadian executive awards) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2023).

10.40*^	Form of Restricted Stock Unit Award Agreement (for awards made after January 1, 2024).

10.41*^	Form of Restricted Stock Unit Award Agreement (for Canadian executive awards).

101 | 2023 Form 10-K

10.42*^	Form of Director Restricted Stock Unit Award Agreement (for annual compensation awards made after January 1, 2024).

10.43*^	Form of Performance Stock Unit Award Agreement (for awards made after January 1, 2024).

10.44*^	Form of Performance Stock Unit Award Agreement (for Canadian executive awards).

10.45*	Dayforce, Inc. Global Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Registrant on November 28, 2018).

10.46*	Dayforce, Inc. 2023 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 1, 2023).

10.47*+	Sales Incentive Plan for Sam Alkharrat, effective July 1, 2023 (redacted) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2023).

10.48*^	Dayforce, Inc. Non-Employee Director Deferral Program.

21.1^	List of subsidiaries of the Registrant.

23.1^	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1^	Dayforce, Inc. Compensation Recovery Policy.

101.INS^	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH^	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management compensatory plan or arrangement.

^ Filed herewith.

+ Confidential portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

102 | 2023 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYFORCE, INC.

Date: February 28, 2024	By:	/s/ David D. Ossip
Name: David D. Ossip
Title: Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Jeremy R. Johnson and William E. McDonald, or any of them, each acting alone, their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in their name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Ossip	Chair and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
David D. Ossip

/s/ Jeremy R. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Jeremy R. Johnson

/s/ Jeffrey S. Jacobs	Head of Accounting and Financial Reporting (Principal Accounting Officer)	February 28, 2024
Jeffrey S. Jacobs

/s/ Brent B. Bickett	Director	February 28, 2024
Brent B. Bickett

/s/ Ronald F. Clarke	Director	February 28, 2024
Ronald F. Clarke

/s/ Deborah A. Farrington	Director	February 28, 2024
Deborah A. Farrington

/s/ Thomas M. Hagerty	Director	February 28, 2024
Thomas M. Hagerty

/s/ Linda P. Mantia	Director	February 28, 2024
Linda P. Mantia

/s/ Ganesh B. Rao	Director	February 28, 2024
Ganesh B. Rao

/s/ Andrea S. Rosen	Director	February 28, 2024
Andrea S. Rosen

/s/ Gerald C. Throop	Director	February 28, 2024
Gerald C. Throop

103 | 2023 Form 10-K