Form 10-Q
period 2024-03-31
Dayforce, Inc.
filed 2024-05-01
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended March 31, 2024

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-38467

Dayforce, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3231686
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3311 East Old Shakopee Road

Minneapolis, Minnesota 55425

(952) 853-8100

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	DAY	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157.9 million shares of common stock, $0.01 par value per share, as of April 24, 2024.

Dayforce, Inc.

2 | Q1 2024 Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q") contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and that are subject to the safe harbor created by those sections. Forward-looking statements, including, without limitation, statements concerning the conditions of the human capital management solutions industry and our operations, performance, and financial condition, and including, in particular, statements relating to our business, growth strategies, product development efforts, and future expenses. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “assumes,” “projects,” “could,” “continues,” “likely,” “may,” “will,” “should,” and similar references to future periods, or by the inclusion of forecasts or projections.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Consequently, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions. In particular:

•
our inability to maintain our high Cloud solutions growth rate, manage our domestic and international growth effectively, or execute on our growth strategy;
•
the impact of disruptions to the movement of funds to initiate payroll-related transactions on behalf of customers;
•
our failure to manage our aging technical infrastructure;
•
system breaches, interruptions or failures, including cyber-security breaches, identity theft, or other disruptions that could compromise customer information or sensitive company information, including our ongoing consent order with the Federal Trade Commission regarding data protection;
•
our failure to comply with applicable privacy, data protection, information security, and financial services laws, regulations and standards;
•
our inability to successfully compete in the markets in which we operate and expand our current offerings into new markets or further penetrate existing markets due to competition;
•
our failure to properly update our solutions to enable our customers to comply with applicable laws;
•
our failure to provide new or enhanced functionality and features, including those that may involve artificial intelligence or machine learning;
•
our inability to maintain necessary third-party relationships, and third-party software licenses, and identify errors in the software we license;
•
our inability to offer and deliver high-quality technical support, implementation, and professional services;
•
our inability to attract and retain senior management employees and highly skilled employees;
•
the impact of our outstanding debt obligations on our financial condition, results of operations, and value of our common stock;
•
our ability to maintain effective internal control over financial reporting, and the effect of the existing material weakness in our internal control over financial reporting on our business, financial condition, and results of operations; or
•
the impact of adverse economic and market conditions on its business, operating results, or financial condition.

Please refer to Part II, Item IA. “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2023 (“2023 Form 10-K”), for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. For the reasons described above, we caution against relying on any forward-looking statements. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

3 | Q1 2024 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dayforce, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
(In millions, except per share data)
Assets
Current assets:
Cash and equivalents	$392.5	$570.3
Restricted cash	0.8	0.8
Trade and other receivables, net	276.0	228.8
Prepaid expenses and other current assets	139.5	126.7
Total current assets before customer funds	808.8	926.6
Customer funds	6,746.6	5,028.6
Total current assets	7,555.4	5,955.2
Right of use lease assets, net	16.0	19.1
Property, plant, and equipment, net	215.3	210.1
Goodwill	2,386.0	2,293.9
Other intangible assets, net	286.5	230.2
Deferred sales commissions	197.2	192.1
Other assets	118.8	110.3
Total assets	$10,775.2	$9,010.9

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$5.6	$7.6
Current portion of long-term lease liabilities	6.4	7.0
Accounts payable	69.2	66.7
Deferred revenue	45.5	40.2
Employee compensation and benefits	64.3	92.9
Other accrued expenses	41.6	30.4
Total current liabilities before customer funds obligations	232.6	244.8
Customer funds obligations	6,816.4	5,090.1
Total current liabilities	7,049.0	5,334.9
Long-term debt, less current portion	1,211.5	1,210.1
Employee benefit plans	26.8	27.7
Long-term lease liabilities, less current portion	15.9	18.9
Other liabilities	39.2	21.1
Total liabilities	8,342.4	6,612.7
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par, 500.0 shares authorized, 157.9 and 156.3 shares issued and outstanding, respectively	1.6	1.6
Additional paid in capital	3,204.4	3,151.1
Accumulated deficit	(310.7)	(317.8)
Accumulated other comprehensive loss	(462.5)	(436.7)
Total stockholders’ equity	2,432.8	2,398.2
Total liabilities and stockholders' equity	$10,775.2	$9,010.9

See accompanying notes to condensed consolidated financial statements.

4 | Q1 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023
(In millions, except per share data)
Revenue:
Recurring	$382.7	$317.9
Professional services and other	48.8	52.7
Total revenue	431.5	370.6
Cost of revenue:
Recurring	88.4	80.1
Professional services and other	66.1	63.9
Product development and management	53.1	51.0
Depreciation and amortization	18.5	15.3
Total cost of revenue	226.1	210.3
Gross profit	205.4	160.3
Selling and marketing	79.0	54.2
General and administrative	85.7	67.7
Operating profit	40.7	38.4
Interest expense, net	13.3	9.2
Other expense, net	9.0	0.8
Income before income taxes	18.4	28.4
Income tax expense	11.3	18.5
Net income	$7.1	$9.9
Net income per share:
Basic	$0.05	$0.06
Diluted	$0.04	$0.06
Weighted average shares outstanding:
Basic	156.9	154.2
Diluted	159.9	157.7

See accompanying notes to condensed consolidated financial statements.

5 | Q1 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
(In millions)
Net income	$7.1	$9.9
Items of other comprehensive (loss) income before income taxes:
Change in foreign currency translation adjustment	(22.7)	1.2
Change in unrealized loss from invested customer funds	(7.4)	23.9
Change in pension liability adjustment	3.2	1.5
Other comprehensive (loss) income before income taxes	(26.9)	26.6
Income tax (benefit) expense, net	(1.1)	6.7
Other comprehensive (loss) income after income taxes	(25.8)	19.9
Comprehensive (loss) income	$(18.7)	$29.8

See accompanying notes to condensed consolidated financial statements.

6 | Q1 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2023	156.3	$1.6	$3,151.1	$(317.8)	$(436.7)	$2,398.2
Net income	—	—	—	7.1	—	7.1
Issuance of common stock under share-based compensation plans	1.6	—	15.3	—	—	15.3
Share-based compensation	—	—	38.0	—	—	38.0
Foreign currency translation	—	—	—	—	(22.7)	(22.7)
Change in unrealized loss, net of tax of ($1.9)	—	—	—	—	(5.5)	(5.5)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.4	2.4
Balance as of March 31, 2024	157.9	$1.6	$3,204.4	$(310.7)	$(462.5)	$2,432.8

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2022	153.9	$1.5	$2,965.5	$(372.6)	$(485.0)	$2,109.4
Net income	—	—	—	9.9	—	9.9
Issuance of common stock under share-based compensation plans	1.1	0.1	14.7	—	—	14.8
Share-based compensation	—	—	40.2	—	—	40.2
Foreign currency translation	—	—	—	—	1.2	1.2
Change in unrealized loss, net of tax of ($6.3)	—	—	—	—	17.6	17.6
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of March 31, 2023	155.0	$1.6	$3,020.4	$(362.7)	$(465.1)	$2,194.2

See accompanying notes to condensed consolidated financial statements.

7 | Q1 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
(In millions)
Cash flows from operating activities
Net income	$7.1	$9.9
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(11.8)	6.1
Depreciation and amortization	48.8	22.1
Amortization of debt issuance costs and debt discount	1.1	1.1
Loss on debt extinguishment	4.3	—
Provision for doubtful accounts	0.8	2.4
Net periodic pension and postretirement cost	2.6	0.4
Share-based compensation expense	38.0	40.2
Change in fair value of contingent consideration	—	3.5
Other	—	0.5
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade and other receivables	(48.1)	(26.9)
Prepaid expenses and other current assets	(13.1)	(20.6)
Deferred sales commissions	(6.3)	(4.8)
Accounts payable and other accrued expenses	(1.8)	4.2
Deferred revenue	(2.3)	6.0
Employee compensation and benefits	(27.8)	(40.1)
Accrued taxes	17.8	8.3
Other assets and liabilities	(0.2)	(1.0)
Net cash provided by operating activities	9.1	11.3

Cash flows from investing activities
Purchases of customer funds marketable securities	(139.6)	(72.5)
Proceeds from sale and maturity of customer funds marketable securities	49.6	100.5
Purchases of marketable securities	(0.5)	—
Proceeds from sale and maturity of marketable securities	1.0	—
Expenditures for property, plant, and equipment	(3.5)	(6.5)
Expenditures for software and technology	(24.4)	(21.9)
Acquisition costs, net of cash acquired	(173.3)	—
Other	—	(1.0)
Net cash used in investing activities	(290.7)	(1.4)

Cash flows from financing activities
Increase in customer funds obligations, net	1,763.5	2,174.4
Proceeds from issuance of common stock under share-based compensation plans	15.3	14.8
Proceeds from debt issuance	650.0	—
Repayment of long-term debt obligations	(644.5)	(2.1)
Payment of debt refinancing costs	(11.4)	—
Net cash provided by financing activities	1,772.9	2,187.1

Effect of exchange rate changes on cash, restricted cash, and equivalents	(13.5)	(6.8)
Net increase in cash, restricted cash, and equivalents	1,477.8	2,190.2
Cash, restricted cash, and equivalents at beginning of period	3,421.4	3,151.2
Cash, restricted cash, and equivalents at end of period	$4,899.2	$5,341.4

Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$392.5	$428.6
Restricted cash	0.8	0.8
Restricted cash and equivalents included in customer funds	4,505.9	4,912.0
Total cash, restricted cash, and equivalents	$4,899.2	$5,341.4

See accompanying notes to condensed consolidated financial statements.

8 | Q1 2024 Form 10-Q

Dayforce, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Dayforce, Inc. and its direct and indirect subsidiaries (also referred to in this report as “we,” “our,” “us,” or the “Company”) offer a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll-related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance programs, and recruitment and applicant screening. Our technology-based services are typically provided through long-term customer relationships that result in a high level of recurring revenue. While we operate in 19 countries globally, our operations are primarily located in the United States and Canada.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accounting policies we follow are set forth in Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements in our 2023 Form 10-K. The following notes should be read in conjunction with these policies and other disclosures in our 2023 Form 10-K.

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

3. Business Combinations

On February 1, 2024, we completed the purchase of 100% of the outstanding shares of eloomi A/S ("eloomi"), a learning experience platform software provider based in Copenhagen, Denmark, and Orlando, Florida.

The purchase accounting has not been finalized as of March 31, 2024. Provisional amounts relate to final purchase price adjustments, specifically the net working capital, intangible assets and tax positions. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition. Intangible assets recorded for this acquisition consist of $86.9 million of developed technology and $1.8 million of customer relationships. The goodwill arising from the eloomi acquisition is primarily attributable to the potential to achieve synergies and other cost savings through integration with our existing operations. None of the goodwill associated with this acquisition is deductible for income tax purposes.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)
Cash and equivalents	$6.5
Trade receivables, prepaid expenses, and other current assets	4.6
Goodwill	111.3
Other intangible assets	88.7
Other assets	0.7
Accounts payable and accrued liabilities	(3.9)
Deferred revenue	(8.6)
Deferred tax liability	(19.5)
Total purchase price	$179.8

9 | Q1 2024 Form 10-Q

4. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	March 31, 2024
	Level 1	Level 2		Level 3		Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,240.7	(a)	$—		$2,240.7
Total assets measured at fair value	$—	$2,240.7		$—		$2,240.7

Liabilities
DataFuzion contingent consideration	$—	$—		$14.9	(b)	$14.9
Total liabilities measured at fair value	$—	$—		$14.9		$14.9

	December 31, 2023
	Level 1	Level 2		Level 3		Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,178.3	(a)	$—		$2,178.3
Total assets measured at fair value	$—	$2,178.3		$—		$2,178.3

Liabilities
DataFuzion contingent consideration	$—	$—		$14.9	(b)	$14.9
Total liabilities measured at fair value	$—	$—		$14.9		$14.9

(a)
Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.
(b)
For the contingent consideration related to the 2021 acquisition of certain assets and liabilities of DataFuzion HCM, Inc. ("DataFuzion"), we utilized a Monte Carlo simulation model to estimate the fair value of the contingent liability as of the reporting dates. As of March 31, 2024 and December 31, 2023, $8.6 million of the contingent consideration is included within other accrued expenses in our condensed consolidated balance sheets, and $6.3 million of the contingent consideration is included within other liabilities in our condensed consolidated balance sheets.

Due to the remeasurement of the DataFuzion contingent consideration, we recognized no expense for the three months ended March 31, 2024, and we recognized expense of $3.5 million for the three months ended March 31, 2023, within general and administrative expense in our condensed consolidated statements of operations.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2024, assets acquired and liabilities assumed as part of the business combination and liabilities recognized as part of our debt issuance have been measured at fair value on a nonrecurring basis. During the year ended December 31, 2023, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

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

10 | Q1 2024 Form 10-Q

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

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $60.7 million and $46.9 million for the three months ended March 31, 2024, and 2023, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of March 31, 2024, and December 31, 2023, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	March 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$4,476.0	$—	$—	$4,476.0
Available for sale investments:
U.S. government and agency securities	798.9	0.4	(37.3)	762.0
Canadian and provincial government securities	473.1	0.5	(12.5)	461.1
Corporate debt securities	684.5	1.6	(18.8)	667.3
Asset-backed securities	208.7	0.7	(3.1)	206.3
Mortgage-backed securities	63.7	0.4	(1.0)	63.1
Other short-term investments	8.6	—	—	8.6
Other securities	75.0	0.1	(2.8)	72.3
Total available for sale investments	2,312.5	3.7	(75.5)	2,240.7
Invested customer funds	6,788.5	$3.7	$(75.5)	6,716.7
Receivables	29.9			29.9
Total customer funds	$6,818.4			$6,746.6

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,800.7	$—	$—	$2,800.7
Available for sale investments:
U.S. government and agency securities	768.3	2.3	(35.1)	735.5
Canadian and provincial government securities	448.7	1.3	(11.3)	438.7
Corporate debt securities	664.7	2.6	(19.4)	647.9
Asset-backed securities	208.9	1.0	(3.3)	206.6
Mortgage-backed securities	60.3	0.8	(0.7)	60.4
Other short-term investments	16.1	—	—	16.1
Other securities	76.2	0.1	(3.2)	73.1
Total available for sale investments	2,243.2	8.1	(73.0)	2,178.3
Invested customer funds	5,043.9	$8.1	$(73.0)	4,979.0
Receivables	49.6			49.6
Total customer funds	$5,093.5			$5,028.6

11 | Q1 2024 Form 10-Q

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(In millions)
U.S. government and agency securities	$(2.4)	$175.6	$(35.0)	$507.7	$(37.4)	$683.3
Canadian and provincial government securities	(1.9)	132.6	(10.6)	229.2	(12.5)	361.8
Corporate debt securities	(0.5)	68.2	(18.3)	431.5	(18.8)	499.7
Asset-backed securities	(0.4)	48.5	(2.7)	109.1	(3.1)	157.6
Mortgage-backed securities	(0.3)	12.7	(0.7)	10.9	(1.0)	23.6
Other securities	—	1.2	(2.7)	66.6	(2.7)	67.8
Total available for sale investments	$(5.5)	$438.8	$(70.0)	$1,355.0	$(75.5)	$1,793.8

Management does not believe that any individual unrealized loss was unrecoverable as of March 31, 2024. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at March 31, 2024, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Cost	Fair Value
	(In millions)
Due in one year or less	$4,794.3	$4,789.6
Due in one to three years	890.5	850.6
Due in three to five years	851.0	826.7
Due after five years	252.7	249.8
Invested customer funds	$6,788.5	$6,716.7

6. Leases

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	March 31, 2024	December 31, 2023
		(In millions)
Assets
Operating lease assets	Trade and other receivables, net	$0.9	$0.9
Operating lease assets	Prepaid expenses and other current assets	2.8	2.3
Operating lease assets	Right of use lease assets, net	16.0	19.1
Financing lease assets	Property, plant, and equipment, net	5.6	5.8
Total lease assets		$25.3	$28.1
Liabilities
Financing lease liabilities	Current portion of long-term debt	$0.8	$0.8
Operating lease liabilities	Current portion of long-term lease liabilities	6.4	7.0
Financing lease liabilities	Long-term debt, less current portion	6.3	6.5
Operating lease liabilities	Long-term lease liabilities, less current portion	15.9	18.9
Total lease liabilities		$29.4	$33.2

12 | Q1 2024 Form 10-Q

The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating lease cost	$1.4	$2.4
Financing lease cost:
Depreciation of lease assets	0.5	0.4
Interest on lease liabilities	0.1	0.1
Sublease income	—	(0.1)
Total lease cost, net	$2.0	$2.8

7. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill and changes therein were as follows:

(In millions)
Balance at December 31, 2023	$2,293.9
Translation	(19.2)
Acquisition	111.3
Balance at March 31, 2024	$2,386.0

Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$299.8	$(237.8)	$62.0	6.6
Trade name	176.8	(63.2)	113.6	1.3
Technology	311.7	(205.3)	106.4	8.2
Total definite-lived intangible assets	788.3	(506.3)	282.0	5.0

Unamortized - indefinite lived:
Trade name	6.4	(1.9)	4.5	n/a
Total other intangible assets	$794.7	$(508.2)	$286.5	n/a

13 | Q1 2024 Form 10-Q

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$302.3	$(239.5)	$62.8	6.6
Trade name	177.1	(39.9)	137.2	1.6
Technology	227.5	(201.8)	25.7	2.3
Total definite-lived intangible assets	706.9	(481.2)	225.7	3.2

Unamortized - indefinite lived:
Trade name	6.5	(2.0)	4.5	n/a
Total other intangible assets	$713.4	$(483.2)	$230.2	n/a

Amortization expense related to definite-lived intangible assets was $28.4 million and $5.5 million for the three months ended March 31, 2024, and 2023, respectively.

8. Debt

Overview

Our debt obligations consisted of the following:

	March 31,	December 31,
	2024	2023
	(In millions)
2018 Term Debt, interest rate of 8.0% as of December 31, 2023	$—	$644.3
2024 Term Debt, interest rate of 7.8% as of March 31, 2024	650.0	—
2018 Revolving Credit Facility ($300.0 million available capacity less $1.3 million as of December 31, 2023, reserved for letters of credit)	—	—
2024 Revolving Credit Facility ($350.0 million available capacity less $0.8 million as of March 31, 2024, reserved for letters of credit)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Line of Credit ($0.7 million and $0.5 million letter of credit capacity, respectively, which were fully utilized)	—	—
Financing lease liabilities (Note 6)	7.1	7.3
Total debt	1,232.1	1,226.6
Less unamortized debt issuance costs and discount	15.0	8.9
Less current portion of long-term debt	5.6	7.6
Long-term debt, less current portion	$1,211.5	$1,210.1

Accrued interest and fees related to the debt obligations was $0.7 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively, and is included within other accrued expenses in our condensed consolidated balance sheets.

2018 Senior Secured Credit Facility

On April 30, 2018, we entered into a credit agreement. Pursuant to the terms of the new credit agreement, we became borrower of (i) a $680.0 million term loan debt facility (the “2018 Term Debt”) and (ii) a $300.0 million revolving credit facility (the “2018 Revolving Credit Facility”, and collectively with the 2018 Term Debt, the “2018 Senior Secured Credit Facility”). Our obligations under the Senior Secured Credit Facility are secured by first priority security interests in substantially all of our assets and the domestic subsidiary guarantors, subject to permitted liens and certain exceptions.

14 | Q1 2024 Form 10-Q

The 2018 Term Debt and 2018 Revolving Credit Facility were set to mature on April 30, 2025 and January 29, 2025, respectively. We were required to make annual amortization payments in respect of the Term Debt in an amount equal to 1.00% of the original principal amount thereof, payable in equal quarterly installments of 0.25% of the original principal amount of the first lien term debt. The 2018 Revolving Credit Facility did not require amortization payments. We repaid in full the 2018 Senior Secured Credit Facility in connection with our debt refinancing completed in February 2024.

2024 Senior Secured Credit Facility

On February 29, 2024, we completed the refinancing of our 2018 Senior Secured Credit Facility by entering into a new credit agreement. Pursuant to the terms of the new credit agreement, we became the borrower of (i) a $650.0 million senior secured term loan facility (the “2024 Term Debt”) and (ii) a $350.0 million senior secured revolving credit facility (the “2024 Revolving Credit Facility”, and collectively, with the 2024 Term Debt, the “2024 Senior Secured Credit Facility”). The 2024 Term Debt and the 2024 Revolving Credit Facility will mature on March 1, 2031 and March 1, 2029, respectively. The 2024 Senior Secured Credit Facility replaced the 2018 Senior Secured Credit Facility, and we repaid in full all outstanding obligations under the 2018 Senior Secured Credit Facility on February 29, 2024. Our obligations under the 2024 Senior Secured Credit Facility are secured by a lien on substantially all of our assets, as well as guarantees and pledged assets by our domestic subsidiaries, subject to certain exceptions.

The 2024 Term Debt is subject to amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on September 30, 2024, with 0.25% of the aggregate principal amount of all initial term loans outstanding at closing to be payable each quarter prior to the maturity date of the 2024 Term Debt. The remaining initial aggregate principal amount will be payable at the maturity date of the 2024 Term Debt. The 2024 Term Debt bears interest at rates based upon, at our option, either (i) a base rate plus an applicable percentage of 1.5% or (ii) a term Secured Overnight Financing Rate ("SOFR") plus an applicable percentage of 2.5%.

The 2024 Revolving Credit Facility bears interest at rates based upon, at our option, either (i) the base rate or the Canadian prime rate, as applicable, plus an applicable percentage of between 1.25% and 1.75% per annum, depending on our consolidated first lien leverage ratio or (ii) the term SOFR rate or the Canadian Overnight Repo Rate Average ("CORRA") rate plus an applicable percentage of between 2.25% and 2.75% per annum, depending on our consolidated first lien leverage ratio.

In connection with the refinancing of our debt, we capitalized $7.5 million of additional financing costs and recognized a loss on debt extinguishment of $4.3 million within interest expense, net in our condensed consolidated statements of operations for the three months ended March 31, 2024.

The 2024 Senior Secured Credit Facility documents contain a requirement that we maintain a ratio of first lien net leverage to Credit Facility EBITDA below specified levels on a quarterly basis; however, such requirement is applicable only if more than 35% of the 2024 Revolving Credit Facility is utilized. As of March 31, 2024, no portion of the 2024 Revolving Credit Facility was utilized.

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

15 | Q1 2024 Form 10-Q

The Convertible Senior Notes will be convertible at the option of the holders at any time only under certain circumstances as outlined in Part II, Item 8, Note 9, “Debt,” to our audited consolidated financial statements in our 2023 Form 10-K. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of March 31, 2024.

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

The Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $568.9 million as of March 31, 2024, with principal of $575.0 million, net of issuance costs of $6.1 million. The Convertible Senior Notes are included within Long-term debt, less current portion in our condensed consolidated balance sheets as of March 31, 2024. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

Interest expense recognized related to the Convertible Senior Notes was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Contractual interest expense	$0.4	$0.4
Amortization of debt issuance costs	0.7	0.7
Total	$1.1	$1.1

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

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2024	$3.2
2025	6.5
2026	581.5
2027	6.5
2028	6.5
Thereafter	620.8
$1,225.0

16 | Q1 2024 Form 10-Q

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at March 31, 2024. The fair value of the 2018 Term Debt and 2024 Term Debt were based on the borrowing rates currently available to us for bank loans with similar terms, maturities, and volumes as our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1,177.7 million and $1,163.2 million as of March 31, 2024, and December 31, 2023, respectively.

9. Employee Benefit Plans

The components of net periodic cost (gain) for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Interest cost	$4.1	$4.3
Actuarial loss amortization	3.3	2.1
Less: Expected return on plan assets	(4.4)	(5.5)
Net periodic pension cost	$3.0	$0.9

	Three Months Ended March 31,
	2024	2023
	(In millions)
Interest cost	$0.1	$0.1
Actuarial gain amortization	(0.5)	(0.6)
Net periodic postretirement benefit gain	$(0.4)	$(0.5)

10. Share-Based Compensation

Our share-based compensation consists of stock options, restricted stock units (“RSU”), and performance stock units (“PSU”) and is used to compensate certain employees and non-employee directors. We also offer an employee stock purchase plan to eligible employees.

Most of our equity awards vest either annually on a pro rata basis, generally over a one- or three-year period or on a specific date if certain performance criteria are satisfied and certain equity values are attained. In addition, upon termination of service, all vested awards must be exercised generally within 90 days after termination, or these awards will be forfeited. The stock options have a 10-year contractual term and have an exercise price that is not less than the fair market value of the underlying common stock on the date of grant.

As of March 31, 2024, there were 12.8 million stock options, RSUs, and PSUs outstanding and 9.7 million shares available for grant under approved equity compensation plans.

Total share-based compensation expense was $38.0 million and $40.2 million for the three months ended March 31, 2024, and 2023, respectively.

17 | Q1 2024 Form 10-Q

Performance-Based Stock Options

Performance-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	1,754,781	$65.26	6.4	$3.3
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2024	1,754,781	$65.26	6.1	$1.7
Exercisable at March 31, 2024	1,004,781	$65.26	6.2	$1.0

As of March 31, 2024, there is no unrecognized expense related to unvested performance-based stock option awards.

Performance Stock Units

PSU activity was as follows:

Shares
Outstanding at December 31, 2023	778,024
Granted	793,447
Vested and released	(336,513)
Forfeited or canceled	(98,661)
Outstanding at March 31, 2024	1,136,297
Releasable at March 31, 2024	—

In March 2024, we granted PSU awards under our Management Incentive Plan (“MIP”) for the incentive period of January 1, 2024 through December 31, 2024, and also as part of long-term incentive ("LTI") grants to certain members of management. These awards are primarily earned upon performance of key financial metrics and certain LTI awards are earned based upon our total shareholder return, a market condition, as compared to an indexed shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. The probability of vesting will continue to be evaluated throughout 2024, and share-based compensation will be recognized in accordance with that probability. Earned awards typically vest in the quarter following the conclusion of the performance period.

As of March 31, 2024, there was $59.0 million of share-based compensation expense related to unvested PSUs not yet recognized, which is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Units

RSU activity was as follows:

Shares
Outstanding at December 31, 2023	3,245,092
Granted	1,954,807
Vested and released	(986,423)
Forfeited or canceled	(68,939)
Outstanding at March 31, 2024	4,144,537
Releasable at March 31, 2024	—

As of March 31, 2024, there was $211.7 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 2.0 years.

18 | Q1 2024 Form 10-Q

Term-Based Stock Options

Term-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	6,213,998	$51.34	5.5	$110.8
Granted	—	—	—	—
Exercised	(329,339)	(56.06)	—	—
Forfeited or expired	(94,845)	(77.57)	—	—
Outstanding at March 31, 2024	5,789,814	$50.64	5.3	$102.5
Exercisable at March 31, 2024	5,243,179	$48.21	5.1	$102.3

As of March 31, 2024, there was $6.1 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted average period of 0.1 years.

Global Employee Stock Purchase Plan

Our Global Employee Stock Purchase Plan activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2024	58,349	$56.12

A total of 1.4 million shares of common stock are available for future issuances under the plan as of March 31, 2024.

11. Revenue and Revenue-Related Activity

Disaggregation of Revenue

	Three Months Ended March 31,
	2024	2023
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring	$337.2	$271.2
Powerpay recurring	26.0	24.1
Total Cloud recurring	363.2	295.3
Other recurring	19.5	22.6
Total recurring revenue	382.7	317.9
Professional services and other	48.8	52.7
Total revenue	$431.5	$370.6

Recurring revenue includes float revenue of $60.7 million and $46.9 million for the three months ended March 31, 2024, and 2023, respectively.

Trade and Other Receivables, Net

Trade and other receivables, net included total reserves for sales adjustments and allowances for doubtful accounts of $16.6 million and $14.0 million as of March 31, 2024 and December 31, 2023, respectively.

19 | Q1 2024 Form 10-Q

Contract Balances

In accordance with Accounting Standards Codification ("ASC") 606, a contract asset is generally recorded when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Additions to contract assets generally represent increases to professional services revenues, and reductions to contract assets generally represent reductions to recurring revenues during the initial contract term. Contract assets expected to be recognized in revenue within twelve months are included within prepaid expenses and other current assets, with the remaining contract assets included within other assets on our condensed consolidated balance sheets. The changes in total contract assets were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Contract assets, beginning of period	$89.0	$68.5
Additions	22.4	23.7
Reductions	(19.5)	(18.9)
Foreign currency translation	(0.6)	0.1
Contract assets, end of period	$91.3	$73.4

The activity for the year ended December 31, 2023 included $98.4 million of additions, $78.6 million of reductions, and $0.7 million related to foreign currency translation.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Deferred revenue, beginning of period	$40.2	$41.2
New billings	213.0	147.8
Acquired billings	8.6	—
Revenue recognized	(215.4)	(141.7)
Foreign currency translation	(0.9)	(0.3)
Deferred revenue, end of period	$45.5	$47.0

Deferred Sales Commissions

In accordance with ASC 606, sales commissions paid based on the annual contract value of a signed customer contract are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid based on the annual contract value are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be ten years. Amortization expense for deferred sales commissions was $6.3 million and $4.7 million for the three months ended March 31, 2024, and 2023, respectively.

Transaction Price for Remaining Performance Obligations

As of March 31, 2024, approximately $1,221.2 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

20 | Q1 2024 Form 10-Q

12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(In millions)
Balance as of December 31, 2023	$(217.4)	$(56.3)	$(163.0)	$(436.7)
Other comprehensive (loss) income before income taxes and reclassifications	(22.7)	(7.4)	0.4	(29.7)
Income tax benefit (expense)	—	1.9	(0.8)	1.1
Reclassifications to earnings	—	—	2.8	2.8
Other comprehensive (loss) income	(22.7)	(5.5)	2.4	(25.8)
Balance as of March 31, 2024	$(240.1)	$(61.8)	$(160.6)	$(462.5)

13. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of March 31, 2024, we have a valuation allowance of $54.2 million against certain deferred tax assets consisting primarily of $27.2 million attributable to net operating loss carryovers and $23.8 million attributable to other deferred tax assets consisting largely of foreign intangible assets.

We recorded income tax expense of $11.3 million during the three months ended March 31, 2024, which included tax expense of $3.9 million attributable to current operations, $3.1 million attributable to Global Intangible Low Taxed Income, $2.4 million attributable to share-based compensation, and $1.4 million attributable to international tax rate differences.

The total amount of unrecognized tax benefits as of March 31, 2024, and December 31, 2023, was $1.1 million and $1.0 million, respectively. The $1.1 million represents the amount that, if recognized, would impact our effective income tax rate as of March 31, 2024. We adjust these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

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

21 | Q1 2024 Form 10-Q

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

15. Net Income per Share

We compute net income per share of common stock using the treasury stock method. The basic and diluted net income per share computations were calculated as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share data)
Numerator:
Net income	$7.1	$9.9

Denominator:
Weighted average shares outstanding - basic	156.9	154.2
Effect of dilutive equity instruments	3.0	3.5
Weighted average shares outstanding - diluted	159.9	157.7

Net income per share - basic	$0.05	$0.06
Net income per share - diluted	$0.04	$0.06

The following potentially dilutive weighted average shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Stock options	0.8	2.5
Restricted stock units	—	0.6
Performance stock units	—	0.1

22 | Q1 2024 Form 10-Q

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of March 31, 2024 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principal amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the three months ended March 31, 2024 was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

23 | Q1 2024 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and with our audited consolidated financial statements and notes thereto in our 2023 Form 10-K. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in Part II, Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements. Any reference to a “Note” in this discussion relates to the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report unless otherwise indicated.

Overview

Dayforce, Inc. is a global human capital management (“HCM”) software company. We categorize our solutions into three categories: Cloud recurring, other recurring, and professional services and other. Cloud recurring revenue is generated from HCM solutions that are primarily delivered via two offerings: Dayforce, our flagship Cloud HCM platform, and Powerpay, a Cloud human resources (“HR”) and payroll solution for the Canadian small business market. Revenue from our Cloud recurring and other recurring solutions includes investment income generated from holding customer funds, also referred to as float revenue or float.

Dayforce provides HR, payroll and tax, benefits, workforce management, and talent management functionality. Our platform is used by organizations of all sizes, from small businesses to global organizations, regardless of industry, to optimize management of the entire employee lifecycle, including attracting, hiring, engaging, paying, and developing their people. Dayforce was built as a single application from the ground up that combines a modern, consumer-grade user experience with proprietary application architecture, including a single employee record and a rules engine spanning all areas of HCM. Dayforce provides continuous real-time calculations across all modules to enable, for example, payroll administrators access to data through the entire pay period, and managers access to real-time data to optimize work schedules. Our platform is designed to drive efficiencies for our customers and their employees by improving HCM decision-making processes, streamlining workflows, revealing strategic organizational insights, and simplifying legislative compliance. The platform is designed to ease administrative work for both employees and managers, creating opportunities for companies to increase employee engagement. We sell Dayforce through our direct sales force on a subscription per-employee, per-month ("PEPM") basis. Our subscriptions are typically structured with an initial fixed term of between three and five years, with evergreen renewal thereafter.

Our Business Model

Our business model focuses on supporting the growth of Dayforce and maximizing the lifetime value of our Dayforce customer relationships. Due to our subscription model, where we recognize subscription revenues ratably over the term of the subscription period, and our high customer retention rates, we have a high level of visibility into our future revenues. The profitability of a customer depends, in large part, on how long they have been a customer. We estimate that it takes approximately two years before we are able to recover our implementation, customer acquisition, and other direct costs on a new Dayforce customer contract.

Over the lifetime of the customer relationship, we have the opportunity to realize additional PEPM revenue, both as the customer grows or rolls out the Dayforce solution to additional employees, and also by selling additional functionality to existing customers that do not currently utilize our full HCM suite. We also incur costs to manage the account, to retain customers, and to sell additional functionality. These costs, however, are significantly less than the costs initially incurred to acquire and to take customers live.

24 | Q1 2024 Form 10-Q

Recent Events

Effective January 31, 2024, we changed our corporate name from Ceridian HCM Holding Inc. to Dayforce, Inc. Effective February 1, 2024, we ceased trading under the ticker symbol "CDAY" and began trading under our new ticker symbol, "DAY," on the New York Stock Exchange and the Toronto Stock Exchange.

On February 1, 2024, we completed the purchase of 100% of the outstanding shares of eloomi, a learning experience platform software provider based in Copenhagen, Denmark, and Orlando, Florida.

How We Assess Our Performance

In assessing our performance, we consider a variety of annual and quarterly performance indicators in addition to revenue and net income. Set forth below are descriptions of our quarterly key performance measures. Additional information on our annual performance measures is described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "How We Assess Our Performance" contained in our 2023 Form 10-K. Please refer to the "Non-GAAP Financial Measures" and “Results of Operations” sections below for further description and definitions of certain performance indicators which are considered non-GAAP financial measures.

Live Dayforce Customers

We use the number of live Dayforce customers as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services.

Dayforce Recurring Revenue Per Customer

We use Dayforce recurring revenue per customer, a non-GAAP financial measure, as an indicator of the average size of our Dayforce customer, which we believe is also useful to management and investors. We calculate and monitor Dayforce recurring revenue per customer on a quarterly basis. Our Dayforce recurring revenue per customer may fluctuate as a result of a number of factors, including the number of live Dayforce customers and the number of customers purchasing our full HCM suite.

Constant Currency Revenue

We present percentage change in revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.35 for the three months ended March 31, 2024 and 2023.

Adjusted Operating Profit, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Cloud Recurring Gross Margin

We believe that Adjusted operating profit, Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Cloud recurring gross margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA is a component of our management incentive plan and Adjusted operating profit and Adjusted Cloud recurring gross margin are components of certain performance based equity awards for our named executive officers, and these metrics are used by management to assess performance and to compare our operating performance to our competitors. Management believes that these non-GAAP financial measures are helpful in highlighting management performance trends because these metrics exclude the results of decisions that are outside the normal course of our business operations.

25 | Q1 2024 Form 10-Q

Results of Operations

Three Months Ended March 31, 2024 Compared With Three Months Ended March 31, 2023

	Three Months Ended March 31,		Increase/(Decrease)		Percentage of Revenue
	2024	2023	Amount	%	2024	2023
	(In millions)
Revenue:
Recurring
Cloud	$363.2	$295.3	$67.9	23.0%	84.2%	79.7%
Other	19.5	22.6	(3.1)	(13.7)%	4.5%	6.1%
Total recurring	382.7	317.9	64.8	20.4%	88.7%	85.8%
Professional services and other	48.8	52.7	(3.9)	(7.4)%	11.3%	14.2%
Total revenue	431.5	370.6	60.9	16.4%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	76.3	66.9	9.4	14.1%	17.7%	18.1%
Other	12.1	13.2	(1.1)	(8.3)%	2.8%	3.6%
Total recurring	88.4	80.1	8.3	10.4%	20.5%	21.6%
Professional services and other	66.1	63.9	2.2	3.4%	15.3%	17.2%
Product development and management	53.1	51.0	2.1	4.1%	12.3%	13.8%
Depreciation and amortization	18.5	15.3	3.2	20.9%	4.3%	4.1%
Total cost of revenue	226.1	210.3	15.8	7.5%	52.4%	56.7%
Gross profit	205.4	160.3	45.1	28.1%	47.6%	43.3%
Selling and marketing	79.0	54.2	24.8	45.8%	18.3%	14.6%
General and administrative	85.7	67.7	18.0	26.6%	19.9%	18.3%
Operating profit	40.7	38.4	2.3	6.0%	9.4%	10.4%
Interest expense, net	13.3	9.2	4.1	44.6%	3.1%	2.5%
Other expense, net	9.0	0.8	8.2	1025.0%	2.1%	0.2%
Income before income taxes	18.4	28.4	(10.0)	(35.2)%	4.3%	7.7%
Income tax expense	11.3	18.5	(7.2)	(38.9)%	2.6%	5.0%
Net income	$7.1	$9.9	$(2.8)	(28.3)%	1.6%	2.7%

26 | Q1 2024 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended March 31,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2024	2023	2024 vs. 2023		2024 vs. 2023
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$282.4	$229.6	23.0%	(—)%	23.0%
Dayforce float	54.8	41.6	31.7%	(—)%	31.7%
Total Dayforce recurring	337.2	271.2	24.3%	(—)%	24.3%
Powerpay recurring, excluding float	20.5	19.5	5.1%	0.5%	4.6%
Powerpay float	5.5	4.6	19.6%	(—)%	19.6%
Total Powerpay recurring	26.0	24.1	7.9%	0.4%	7.5%
Total Cloud recurring	363.2	295.3	23.0%	0.1%	22.9%
Other recurring (b)	19.5	22.6	(13.7)%	(2.2)%	(11.5)%
Total recurring revenue	382.7	317.9	20.4%	(0.1)%	20.5%
Professional services and other (c)	48.8	52.7	(7.4)%	(—)%	(7.4)%
Total revenue	$431.5	$370.6	16.4%	(0.1)%	16.5%
(a)
We have calculated percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of percentage change in revenue on a constant currency basis.
(b)
Float attributable to Other recurring was $0.4 million and $0.7 million for the three months ended March 31, 2024, and 2023, respectively.
(c)
For the three months ended March 31, 2024, Professional services and other consisted of $46.2 million, $2.5 million, and $0.1 million associated with Dayforce, Other, and Powerpay, respectively. For the three months ended March 31, 2023, Professional services and other consisted of $49.4 million and $3.3 million associated with Dayforce and Other, respectively.

Total revenue increased $60.9 million, or 16.4%, to $431.5 million for the three months ended March 31, 2024, compared to $370.6 million for the three months ended March 31, 2023. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 6.4% to 6,575 at March 31, 2024 from 6,179 at March 31, 2023. Additionally, for the trailing twelve months ended March 31, 2024, Dayforce recurring revenue per customer grew to $150,362 compared to $126,127 for the comparable period in 2023. Please refer to the "How We Assess Performance" and “Non-GAAP Financial Measures” section for discussion of and the definition of Dayforce recurring revenue per customer.

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we have been expanding within the enterprise segment, as well as more customers purchasing our full HCM suite. The increase in float revenue is driven by an increase in average yield of 80 basis points compared to the three months ended March 31, 2023, in addition to a 5.7% increase in average float balance for our customer funds for the three months ended March 31, 2024, which increased to $5.56 billion, compared to $5.26 billion for the three months ended March 31, 2023.

Cost of revenue. Total cost of revenue for the three months ended March 31, 2024, was $226.1 million, an increase of $15.8 million, or 7.5%, compared to the three months ended March 31, 2023.

Recurring cost of revenue for the three months ended March 31, 2024, increased $8.3 million, or 10.4%, compared with the three months ended March 31, 2023, primarily due to additional labor-related costs incurred to support the growing Dayforce customer base globally.

27 | Q1 2024 Form 10-Q

Professional services and other cost of revenue increased $2.2 million, or 3.4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increased labor-related costs incurred to take new customers live.

Product development and management expense increased $2.1 million, or 4.1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase primarily reflects additional personnel costs. For the three months ended March 31, 2024, and 2023, our investment in software development was $50.4 million and $46.9 million, respectively, consisting of $28.4 million and $28.0 million of research and development expense, and $22.0 million and $18.9 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased $3.2 million, or 20.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, as we continue to capitalize Dayforce related and other development costs and subsequently amortize these costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended March 31,
	2024	2023
Total gross margin	47.6%	43.3%
Gross margin by solution:
Cloud recurring	79.0%	77.3%
Other recurring	37.9%	41.6%
Professional services and other	(35.5)%	(21.3)%

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

Total gross margin for the three months ended March 31, 2024 increased 430 basis points compared to the three months ended March 31, 2023 and gross profit increased by $45.1 million, or 28.1% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the $60.9 million or 16.4% increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 79.0% for the three months ended March 31, 2024, compared to 77.3% for the three months ended March 31, 2023. The increase in Cloud recurring gross margin was primarily due to the increase in float revenue and due to the growth of the proportion of Dayforce customers live for more than two years, which increased from 82% as of March 31, 2023 to 85% as of March 31, 2024.

Professional services and other gross margin was (35.5)% for the three months ended March 31, 2024, compared to (21.3)% for the three months ended March 31, 2023, reflecting additional costs to take new customers live.

Selling and marketing expense. Selling and marketing expense increased $24.8 million, or 45.8%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in selling and marketing expense is primarily driven by higher personnel-related costs and higher advertising expenses related to the transition of the Company's name and branding to Dayforce, Inc.

General and administrative expense. General and administrative expense increased $18.0 million, or 26.6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in general and administrative expense is driven by increases in amortization of acquisition-related intangible assets and employee-related costs, partially offset by a reduction in share-based compensation related to specific individual awards becoming fully vested or forfeited prior to the first quarter of 2024, and a lower expense related to the DataFuzion contingent consideration. Amortization of the Ceridian trade name contributed $20.9 million of expense for the three months ended March 31, 2024.

28 | Q1 2024 Form 10-Q

Operating profit. For the three months ended March 31, 2024, operating profit was $40.7 million, compared to $38.4 million for the three months ended March 31, 2023. Operating profit remained relatively consistent primarily due to the increase in revenue, including float revenue, and gross margin expansion, partially offset by an increase in cost of revenue and an increase in amortization expense.

Interest expense, net. Interest expense, net was $13.3 million and $9.2 million for the three months ended March 31, 2024, and 2023, respectively. The increase was primarily due to a $4.3 million loss on debt extinguishment recognized during the three months ended March 31, 2024 related to the refinancing of certain credit agreements. Please refer to Part I, Item 1. Note 8, "Debt" for additional information.

Other expense, net. For the three months ended March 31, 2024, and 2023, we incurred other expense, net of $9.0 million and $0.8 million, respectively. Other expense, net was primarily comprised of foreign currency translation losses (gains) and net periodic pension expense.

Income tax expense. For the three months ended March 31, 2024, and 2023, we recorded income tax expense of $11.3 million and $18.5 million, respectively. The decrease in income tax expense was primarily due to $3.1 million attributable to other U.S. domestic taxes, $2.1 million attributable to current operations, and $1.9 million attributable to share-based compensation.

Net income. We realized net income of $7.1 million for the three months ended March 31, 2024, compared to $9.9 million for the three months ended March 31, 2023. Net income was relatively consistent due to an increase in other expense, net and an increase in interest expense, net, partially offset by an increase in operating profit.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our 2024 Revolving Credit Facility, and proceeds from debt issuances and equity offerings. As of March 31, 2024, we had cash and equivalents of $392.5 million and our total debt was $1,232.1 million.

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

We believe that our cash flow from operations, available cash and equivalents, and availability under our 2024 Revolving Credit Facility will be sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future. Dayforce Wallet on demand pay requests are currently funded from our operating cash balances, until the amounts are reimbursed by our customers through their normal payroll funding cycles. We evaluate the creditworthiness of each customer utilizing the Dayforce Wallet feature. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and to fund our capital requirements and Dayforce Wallet on demand pay requests are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or raise additional equity to finance such acquisitions, which would result in additional expenses and/or dilution.

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

29 | Q1 2024 Form 10-Q

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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net cash provided by operating activities	$9.1	$11.3
Net cash used in investing activities	(290.7)	(1.4)
Net cash provided by financing activities	1,772.9	2,187.1
Effect of exchange rate changes on cash, restricted cash, and equivalents	(13.5)	(6.8)
Net increase in cash, restricted cash, and equivalents	1,477.8	2,190.2
Cash, restricted cash, and equivalents at beginning of period	3,421.4	3,151.2
Cash, restricted cash, and equivalents at end of period	4,899.2	5,341.4

Cash and equivalents	392.5	428.6
Restricted cash and equivalents	4,506.7	4,912.8
Total cash, restricted cash, and equivalents	$4,899.2	$5,341.4

Operating Activities

Net cash provided by operating activities was $9.1 million during the three months ended March 31, 2024 compared to $11.3 million during the three months ended March 31, 2023. For both periods, cash inflows from operating activities are primarily generated from the subscriptions of our solutions. Cash outflows from operating activities for both periods are primarily comprised of personnel-related expenditures, including the payout of year-end employee compensation, and the renewals of prepaid annual contracts that are integral to our business operations. The positive cash inflow in both periods is primarily due to our growing revenue, partially offset by our operating costs, mainly, investment in our sales force to support our growth initiatives and those product development and management costs which are not eligible for capitalization.

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $290.7 million, consisting of acquisition costs, net of cash acquired, of $173.3 million, purchases of customer funds marketable securities of $139.6 million, capital expenditures of $27.9 million, and purchases of marketable securities of $0.5 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $49.6 million and proceeds from the sale and maturity of marketable securities of $1.0 million. Our capital expenditures included $24.4 million for software and technology and $3.5 million for property, plant, and equipment.

During the three months ended March 31, 2023, net cash used in investing activities was $1.4 million, consisting of purchases of customer funds marketable securities of $72.5 million and capital expenditures of $28.4 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $100.5 million. Our capital expenditures included $21.9 million for software and technology and $6.5 million for property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was $1,772.9 million during the three months ended March 31, 2024. This cash inflow is primarily attributable to an increase in net customer fund obligations of $1,763.5 million, proceeds from our debt issuance of $650.0 million, and proceeds from issuance of common stock under our share-based compensation plans of $15.3 million, partially offset by payments on our long-term debt obligations of $644.5 million and payment of debt refinancing costs of $11.4 million.

30 | Q1 2024 Form 10-Q

Net cash provided by financing activities was $2,187.1 million during the three months ended March 31, 2023. This cash inflow is primarily attributable to an increase in net customer fund obligations of $2,174.4 million and proceeds from issuance of common stock under our share-based compensation plans of $14.8 million, partially offset by payments on our long-term debt obligations of $2.1 million.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2024, our remaining performance obligations were approximately $1,221.2 million. Please refer to Part 1, Item 1. Note 11, “Revenue” for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Contractual Obligations

During the three months ended March 31, 2024, there were no significant changes to our contractual obligations as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contractual Obligations" contained in our 2023 Form 10-K.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2024, there were no significant changes to our critical accounting policies and estimates as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" contained in our 2023 Form 10-K.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures in this document including:

Non-GAAP Financial Measure	GAAP Financial Measure
EBITDA	Net income
Adjusted EBITDA	Net income
Adjusted EBITDA margin	Net profit margin
Adjusted Cloud recurring gross margin	Cloud recurring gross margin
Adjusted operating profit	Operating profit
Adjusted operating profit margin	Operating profit margin
Adjusted net income	Net income
Adjusted net profit margin	Net profit margin
Adjusted diluted net income per share	Diluted net income per share
Percentage change in revenue, including total revenue and revenue by solution, on a constant currency basis	Percentage change in revenue, including total revenue and revenue by solution
Dayforce recurring revenue per customer	No directly comparable GAAP measure

31 | Q1 2024 Form 10-Q

We believe that these non-GAAP financial measures are useful to management and investors as supplemental measures to evaluate our overall operating performance including comparison across periods and with competitors. Our management team uses these non-GAAP financial measures to assess operating performance because these financial measures exclude the results of decisions that are outside the normal course of our business operations, and are used for internal budgeting and forecasting purposes both for short- and long-term operating plans. Additionally, Adjusted EBITDA is a component of our management incentive plan and Adjusted Cloud recurring gross margin and Adjusted operating profit are components of certain performance based equity awards for our named executive officers. These non-GAAP financial measures are not required by, defined under, or presented in accordance with, GAAP, and should not be considered as alternatives to our results as reported under GAAP, have important limitations as analytical tools, and our use of these terms may not be comparable to similarly titled measures of other companies in our industry. Our presentation of non-GAAP financial measures should not be construed to imply that our future results will be unaffected by similar items to those eliminated in this presentation.

We define our non-GAAP financial measures as follows:

•
EBITDA is defined as net income before interest, taxes, depreciation, and amortization, and Adjusted EBITDA is EBITDA, as adjusted to exclude share-based compensation expense and related employer taxes, and certain other items.
•
Adjusted EBITDA margin is determined by calculating the percentage Adjusted EBITDA is of total revenue.
•
Adjusted Cloud recurring gross margin is defined as Cloud recurring gross margin, as adjusted to exclude share-based compensation and related employer taxes, and certain other items, as a percentage of total Cloud recurring revenue.
•
Adjusted operating profit is defined as operating profit, as adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items.
•
Adjusted operating profit margin is determined by calculating the percentage Adjusted operating profit is of total revenue.
•
Adjusted net income is defined as net income, as adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items, all of which are adjusted for the effect of income taxes.
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
•
Dayforce recurring revenue per customer is an indicator of the average size of Dayforce recurring revenue customers. To calculate Dayforce recurring revenue per customer, we start with Dayforce recurring revenue on a constant currency basis by applying the same exchange rate to all comparable periods for the trailing twelve months and excludes float revenue, and Ascender, ADAM HCM, and eloomi revenue. This amount is divided by the number of live Dayforce customers at the end of the trailing twelve month period, excluding Ascender, ADAM HCM, and eloomi. We have not reconciled the Dayforce recurring revenue per customer because there is no directly comparable GAAP financial measure.

32 | Q1 2024 Form 10-Q

The following tables reconcile our reported results to our non-GAAP financial measures:

	Three Months Ended March 31, 2024
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$76.3	79.0%	$3.6	$—	$—	$72.7	80.0%

Operating profit	$40.7	9.4%	$38.0	$28.4	$2.0	$109.1	25.3%

Net income	$7.1	1.6%	$38.0	$28.4	$(5.5)	$68.0	15.8%
Interest expense, net	13.3		—	—	—	13.3
Income tax expense (c)	11.3		—	—	(16.9)	28.2
Depreciation and amortization	48.8		—	28.4	—	20.4
EBITDA	$80.5		$38.0	$—	$11.4	$129.9	30.1%

Net income per share - diluted (d)	$0.04		$0.24	$0.18	$(0.03)	$0.43

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $6.2 million of foreign exchange loss, $3.2 million of costs associated with the planned termination of our frozen U.S. pension plan, and $2.0 million of restructuring consulting fees, along with a $16.9 million net adjustment for the effect of income taxes related to these items. Please refer above for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share are calculated based upon 159.9 million weighted average shares of common stock, respectively.

33 | Q1 2024 Form 10-Q

	Three Months Ended March 31, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$66.9	77.3%	$4.0	$—	$—	$62.9	78.7%

Operating profit	$38.4	10.4%	$40.2	$5.5	$4.4	$88.5	23.9%

Net income	$9.9	2.7%	$40.2	$5.5	$(6.3)	$49.3	13.3%
Interest expense, net	9.2		—	—	—	9.2
Income tax expense (c)	18.5		—	—	(11.8)	30.3
Depreciation and amortization	22.1		—	5.5	—	16.6
EBITDA	$59.7		$40.2	$—	$5.5	$105.4	28.4%

Net income per share - diluted (d)	$0.06		$0.25	$0.03	$(0.04)	$0.31

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $3.5 million related to the fair value adjustment for the DataFuzion contingent consideration, $1.1 million of foreign exchange loss, $0.8 million of restructuring consulting fees, and $0.1 million related to the abandonment of certain leased facilities, along with a $11.8 million net adjustment for the effect of income taxes related to these items. Please refer above for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share are calculated based upon 157.7 million weighted average shares of common stock.

34 | Q1 2024 Form 10-Q

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

We have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations, either reducing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities, would reduce our average customer fund balances and float revenue. Based on current market conditions, portfolio composition and investment practices, a 100 basis point decrease in market investment rates would result in approximately $26 million decrease in float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with changes in float revenue.

We pay floating rates of interest on our 2024 Term Debt and 2024 Revolving Credit Facility. The interest paid on these borrowings will fluctuate up or down in relation to changes in market interest rates. A 100 basis point decrease in the applicable reference rates would result in approximately $6 million decrease in our interest expense over the ensuring twelve-month period. Please refer to Part I, Item 1. Note 8, "Debt" for additional information.

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

However, because we classify our securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be unrecoverable. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities. Please refer to Part I, Item 1. Note 5, "Customer Funds" for additional information.

35 | Q1 2024 Form 10-Q

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by us or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. The effective discount rate used in accounting for pension and other benefit obligations in 2023 ranged from 4.52% to 4.65%. The expected rate of return on plan assets for qualified pension benefits in 2024 is 4.80%.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to the GITC Material Weakness, as defined below. The GITC Material Weakness continues to be the sole material weakness in our internal control over financial reporting as of March 31, 2024. We have in place and are continuing to execute a remediation plan to address the GITC Material Weakness.

As discussed in our 2023 Form 10-K, we identified a material weakness with respect to ineffective general information technology controls (“GITCs”) related to user access and change management over the information technology ("IT") systems supporting our Canada trust and Powerpay revenue processes (the “GITC Material Weakness”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

In light of the GITC Material Weakness, management performed additional analyses and other procedures to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.

36 | Q1 2024 Form 10-Q

Management’s Plan to Remediate the Identified Material Weakness

We continue our efforts and activities in the process to remediate the GITC Material Weakness. We expect that the GITC Material Weakness will be remediated promptly, however, it will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, which we expect to occur in connection with our annual audit covering the year ended December 31, 2024. These remediation activities consist of enhanced risk assessments; modified reporting lines of key control owners to improve the planning, execution, and periodic assessment of the IT activities; improved training of our resources, and in some cases additional resources, focused on the design, implementation, operation, and documentation of GITCs; and the implementation of improved monitoring procedures, stronger user access controls, and greater segregation of duties in certain areas around our Canada trust and Powerpay revenue processes.

Changes in Internal Control over Financial Reporting

With the exception of the on-going remediation activities in response to the GITC Material Weakness identified above, there were no changes to our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

37 | Q1 2024 Form 10-Q

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

Refer to Part I, Item 3. "Legal Proceedings" of our 2023 Form 10-K for a prior discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", the reader should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors” in our 2023 Form 10-K. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

38 | Q1 2024 Form 10-Q

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on February 1, 2024).

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Registrant on February 1, 2024).

4.1

Registration Rights Agreement, dated April 30, 2018, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed by the Registrant on May 24, 2018).

4.2

Indenture, dated as of March 5, 2021, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 5, 2021).

4.3	Form of 0.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021).

10.1

Credit Agreement, dated as of February 29, 2024, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 1, 2024).

10.2*

Form of Restricted Stock Unit Award Agreement (for awards made after January 1, 2024) (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

10.3*

Form of Restricted Stock Unit Award Agreement (for Canadian executive awards) (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

10.4*

Form of Director Restricted Stock Unit Award Agreement (for annual compensation awards made after January 1, 2024) (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

10.5*

Form of Performance Stock Unit Award Agreement (for awards made after January 1, 2024) (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

10.6*

Form of Performance Stock Unit Award Agreement (for Canadian executive awards) (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

10.7*	Dayforce, Inc. Non-Employee Director Deferral Program (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

10.8*	Dayforce, Inc. 2024 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 1, 2024).

10.9*^+	Sales Incentive Plan for Samer Alkharrat.

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

39 | Q1 2024 Form 10-Q

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH^	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

40 | Q1 2024 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYFORCE, INC.

Date: May 1, 2024	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2024	By:	/s/ Jeremy R. Johnson
		Name:	Jeremy R. Johnson
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

41 | Q1 2024 Form 10-Q