Form 10-Q
period 2024-06-30
Dayforce, Inc.
filed 2024-07-31
CIK 1725057

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended June 30, 2024

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

As of July 24, 2024, there were 158.1 million shares of common stock, par value of $0.01 per share, outstanding.

Dayforce, Inc.

2 | Q2 2024 Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q") contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and that are subject to the safe harbor created by those sections. Forward-looking statements include, without limitation, statements concerning the conditions of the human capital management solutions industry and our operations, performance, and financial condition, and include, in particular, statements relating to our business, growth strategies, product development efforts, and future expenses. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “seek,” “believe,” “estimate,” “expect,” “assume,” “project,” “could,” “continue,” “likely,” “may,” “will,” “should,” and similar references to future periods, or by the inclusion of forecasts or projections.

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

3 | Q2 2024 Form 10-Q

Investors and others should note that we have in the past announced, and expect in the future to continue to announce, material business and financial information to our investors using our investor relations website (www.investors.dayforce.com), our filings and furnishings with the Securities and Exchange Commission (“SEC”), webcasts, press releases, conference calls, and other channels of distribution that are compliant with SEC regulations.

In the future, we may also announce material business and financial information to our investors using our corporate X (formerly known as Twitter) account (@Dayforce), our blog (www.dayforce.com/blog), and our corporate LinkedIn account (www.linkedin.com/company/dayforce). We use these mediums, including our website, to communicate with investors and the general public about us, our products, and other issues. It is possible that the information that we make available on these mediums may be deemed to be material information. We therefore encourage investors and others interested in us to review the information that we make available through these channels.

4 | Q2 2024 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dayforce, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
(In millions, except per share data)
Assets
Current assets:
Cash and equivalents	$465.4	$570.3
Restricted cash	0.8	0.8
Trade and other receivables, net	260.8	228.8
Prepaid expenses and other current assets	140.1	126.7
Total current assets before customer funds	867.1	926.6
Customer funds	4,969.5	5,028.6
Total current assets	5,836.6	5,955.2
Right of use lease assets, net	14.8	19.1
Property, plant, and equipment, net	220.0	210.1
Goodwill	2,383.4	2,293.9
Other intangible assets, net	256.2	230.2
Deferred sales commissions	205.6	192.1
Other assets	129.5	110.3
Total assets	$9,046.1	$9,010.9

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$7.3	$7.6
Current portion of long-term lease liabilities	5.9	7.0
Accounts payable	66.3	66.7
Deferred revenue	46.5	40.2
Employee compensation and benefits	80.2	92.9
Other accrued expenses	41.8	30.4
Total current liabilities before customer funds obligations	248.0	244.8
Customer funds obligations	5,032.3	5,090.1
Total current liabilities	5,280.3	5,334.9
Long-term debt, less current portion	1,210.7	1,210.1
Employee benefit plans	25.9	27.7
Long-term lease liabilities, less current portion	14.5	18.9
Other liabilities	38.9	21.1
Total liabilities	6,570.3	6,612.7
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par, 500.0 shares authorized, 159.8 and 156.3 shares issued and outstanding, respectively	1.6	1.6
Additional paid in capital	3,246.7	3,151.1
Accumulated deficit	(312.5)	(317.8)
Accumulated other comprehensive loss	(460.0)	(436.7)
Total stockholders’ equity	2,475.8	2,398.2
Total liabilities and stockholders' equity	$9,046.1	$9,010.9

See accompanying notes to condensed consolidated financial statements.

5 | Q2 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(In millions, except per share data)
Revenue:
Recurring	$365.0	$314.9	$747.7	$632.8
Professional services and other	58.3	51.0	107.1	103.7
Total revenue	423.3	365.9	854.8	736.5
Cost of revenue:
Recurring	89.3	78.8	177.7	158.9
Professional services and other	69.6	67.0	135.7	130.9
Product development and management	58.3	49.2	111.4	100.2
Depreciation and amortization	19.3	15.0	37.8	30.3
Total cost of revenue	236.5	210.0	462.6	420.3
Gross profit	186.8	155.9	392.2	316.2
Selling and marketing	83.1	61.5	162.1	115.7
General and administrative	89.6	65.0	175.3	132.7
Operating profit	14.1	29.4	54.8	67.8
Interest expense, net	11.1	9.1	24.4	18.3
Other expense, net	3.0	0.7	12.0	1.5
Income before income taxes	—	19.6	18.4	48.0
Income tax expense	1.8	16.5	13.1	35.0
Net (loss) income	$(1.8)	$3.1	$5.3	$13.0
Net (loss) income per share:
Basic	$(0.01)	$0.02	$0.03	$0.08
Diluted	$(0.01)	$0.02	$0.03	$0.08
Weighted average shares outstanding:
Basic	157.9	155.1	157.4	154.7
Diluted	157.9	157.6	159.8	157.8

See accompanying notes to condensed consolidated financial statements.

6 | Q2 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(In millions)
Net (loss) income	$(1.8)	$3.1	$5.3	$13.0
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	(4.8)	5.5	(27.5)	6.7
Change in unrealized loss from invested customer funds	7.1	(18.6)	(0.3)	5.3
Change in pension liability adjustment	2.8	1.5	6.0	3.0
Other comprehensive income (loss) before income taxes	5.1	(11.6)	(21.8)	15.0
Income tax expense (benefit), net	2.6	(4.5)	1.5	2.2
Other comprehensive income (loss) after income taxes	2.5	(7.1)	(23.3)	12.8
Comprehensive income (loss)	$0.7	$(4.0)	$(18.0)	$25.8

See accompanying notes to condensed consolidated financial statements.

7 | Q2 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2023	156.3	$1.6	$3,151.1	$(317.8)	$(436.7)	$2,398.2
Net income	—	—	—	7.1	—	7.1
Issuance of common stock under share-based compensation plans	1.6	—	15.3	—	—	15.3
Share-based compensation	—	—	38.0	—	—	38.0
Foreign currency translation	—	—	—	—	(22.7)	(22.7)
Change in unrealized loss, net of tax of ($1.9)	—	—	—	—	(5.5)	(5.5)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.4	2.4
Balance as of March 31, 2024	157.9	$1.6	$3,204.4	$(310.7)	$(462.5)	$2,432.8
Net loss	—	—	—	(1.8)	—	(1.8)
Issuance of common stock under share-based compensation plans	1.9	—	1.5	—	—	1.5
Share-based compensation	—	—	40.8	—	—	40.8
Foreign currency translation	—	—	—	—	(4.8)	(4.8)
Change in unrealized loss, net of tax of $1.9	—	—	—	—	5.2	5.2
Change in pension liability adjustment, net of tax of $0.7	—	—	—	—	2.1	2.1
Balance as of June 30, 2024	159.8	$1.6	$3,246.7	$(312.5)	$(460.0)	$2,475.8

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2022	153.9	$1.5	$2,965.5	$(372.6)	$(485.0)	$2,109.4
Net income	—	—	—	9.9	—	9.9
Issuance of common stock under share-based compensation plans	1.1	0.1	14.7	—	—	14.8
Share-based compensation	—	—	40.2	—	—	40.2
Foreign currency translation	—	—	—	—	1.2	1.2
Change in unrealized loss, net of tax of ($6.3)	—	—	—	—	17.6	17.6
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of March 31, 2023	155.0	$1.6	$3,020.4	$(362.7)	$(465.1)	$2,194.2
Net income	—	—	—	3.1	—	3.1
Issuance of common stock under share-based compensation plans	0.5	—	8.5	—	—	8.5
Share-based compensation	—	—	41.5	—	—	41.5
Foreign currency translation	—	—	—	—	5.5	5.5
Change in unrealized loss, net of tax of $4.9	—	—	—	—	(13.7)	(13.7)
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of June 30, 2023	155.5	$1.6	$3,070.4	$(359.6)	$(472.2)	$2,240.2

See accompanying notes to condensed consolidated financial statements.

8 | Q2 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
(In millions)
Cash flows from operating activities
Net income	$5.3	$13.0
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(17.4)	5.5
Depreciation and amortization	99.4	45.4
Amortization of debt issuance costs and debt discount	2.1	2.2
Loss on debt extinguishment	4.3	—
Provision for doubtful accounts	3.8	2.5
Net periodic pension and postretirement cost	5.1	0.7
Share-based compensation expense	78.8	81.7
Change in fair value of contingent consideration	—	7.2
Other	—	0.2
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade and other receivables	(34.5)	(27.6)
Prepaid expenses and other current assets	(2.6)	(13.5)
Deferred sales commissions	(14.8)	(12.9)
Accounts payable and other accrued expenses	(7.6)	5.2
Deferred revenue	(1.6)	2.5
Employee compensation and benefits	(12.3)	(28.1)
Accrued taxes	7.3	13.1
Other assets and liabilities	(7.0)	(4.1)
Net cash provided by operating activities	108.3	93.0

Cash flows from investing activities
Purchases of customer funds marketable securities	(322.9)	(101.6)
Proceeds from sale and maturity of customer funds marketable securities	167.9	174.0
Purchases of marketable securities	(4.0)	—
Proceeds from sale and maturity of marketable securities	3.0	—
Expenditures for property, plant, and equipment	(6.7)	(10.1)
Expenditures for software and technology	(47.7)	(46.4)
Acquisition costs, net of cash acquired	(173.1)	—
Other	—	(1.0)
Net cash (used in) provided by investing activities	(383.5)	14.9

Cash flows from financing activities
(Decrease) increase in customer funds obligations, net	(3.0)	100.4
Proceeds from issuance of common stock under share-based compensation plans	16.8	23.2
Proceeds from debt issuance	650.0	—
Repayment of long-term debt obligations	(644.7)	(4.1)
Payment of debt refinancing costs	(11.4)	—
Net cash provided by financing activities	7.7	119.5

Effect of exchange rate changes on cash, restricted cash, and equivalents	(21.7)	63.1
Net (decrease) increase in cash, restricted cash, and equivalents	(289.2)	290.5
Cash, restricted cash, and equivalents at beginning of period	3,421.4	3,151.2
Cash, restricted cash, and equivalents at end of period	$3,132.2	$3,441.7

Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$465.4	$486.6
Restricted cash	0.8	0.8
Restricted cash and equivalents included in customer funds	2,666.0	2,954.3
Total cash, restricted cash, and equivalents	$3,132.2	$3,441.7

See accompanying notes to condensed consolidated financial statements.

9 | Q2 2024 Form 10-Q

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

The purchase accounting has not been finalized as of June 30, 2024, with provisional amounts related to intangible assets, including goodwill, and tax positions. Intangible assets recorded for this acquisition consist of $85.2 million of developed technology and $1.8 million of customer relationships. The goodwill arising from the eloomi acquisition is primarily attributable to the potential to achieve synergies and other cost savings through integration with our existing operations. None of the goodwill associated with this acquisition is deductible for income tax purposes.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)
Cash and equivalents	$6.5
Trade receivables, prepaid expenses, and other current assets	4.6
Goodwill	112.5
Other intangible assets	87.0
Other assets	0.6
Accounts payable and accrued liabilities	(3.9)
Deferred revenue	(8.6)
Deferred tax liability	(19.1)
Total purchase price	$179.6

10 | Q2 2024 Form 10-Q

4. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	June 30, 2024
	Level 1	Level 2		Level 3		Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,303.5	(a)	$—		$2,303.5
Total assets measured at fair value	$—	$2,303.5		$—		$2,303.5

Liabilities
DataFuzion contingent consideration	$—	$—		$14.9	(b)	$14.9
Total liabilities measured at fair value	$—	$—		$14.9		$14.9

	December 31, 2023
	Level 1	Level 2		Level 3		Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,178.3	(a)	$—		$2,178.3
Total assets measured at fair value	$—	$2,178.3		$—		$2,178.3

Liabilities
DataFuzion contingent consideration	$—	$—		$14.9	(b)	$14.9
Total liabilities measured at fair value	$—	$—		$14.9		$14.9

(a)
Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.
(b)
For the contingent consideration related to the 2021 acquisition of certain assets and liabilities of DataFuzion HCM, Inc. ("DataFuzion"), we utilized a Monte Carlo simulation model to estimate the fair value of the contingent liability as of the reporting dates. As of June 30, 2024 and December 31, 2023, $8.6 million of the contingent consideration is included within other accrued expenses in our condensed consolidated balance sheets, and $6.3 million of the contingent consideration is included within other liabilities in our condensed consolidated balance sheets.

Due to the remeasurement of the DataFuzion contingent consideration, we recognized no expense for the three and six months ended June 30, 2024 and we recognized expense of $3.7 million and $7.2 million for the three and six months ended June 30, 2023, respectively, within general and administrative expense in our condensed consolidated statements of operations.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2024, assets acquired and liabilities assumed as part of the business combination and liabilities recognized as part of our debt issuance have been measured at fair value on a nonrecurring basis. During the year ended December 31, 2023, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

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

11 | Q2 2024 Form 10-Q

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

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $48.9 million and $41.8 million for the three months ended June 30, 2024, and 2023, respectively, and $109.6 million and $88.7 million for six months ended June 30, 2024, and 2023, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of June 30, 2024, and December 31, 2023, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	June 30, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,658.2	$—	$—	$2,658.2
Available for sale investments:
U.S. government and agency securities	804.1	0.3	(35.2)	769.2
Canadian and provincial government securities	470.4	0.8	(10.1)	461.1
Corporate debt securities	735.4	1.7	(16.9)	720.2
Asset-backed securities	213.2	0.7	(2.6)	211.3
Mortgage-backed securities	65.9	0.2	(1.1)	65.0
Other short-term investments	3.6	—	—	3.6
Other securities	75.3	0.1	(2.3)	73.1
Total available for sale investments	2,367.9	3.8	(68.2)	2,303.5
Invested customer funds	5,026.1	$3.8	$(68.2)	4,961.7
Receivables	7.8			7.8
Total customer funds	$5,033.9			$4,969.5

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,800.7	$—	$—	$2,800.7
Available for sale investments:
U.S. government and agency securities	768.3	2.3	(35.1)	735.5
Canadian and provincial government securities	448.7	1.3	(11.3)	438.7
Corporate debt securities	664.7	2.6	(19.4)	647.9
Asset-backed securities	208.9	1.0	(3.3)	206.6
Mortgage-backed securities	60.3	0.8	(0.7)	60.4
Other short-term investments	16.1	—	—	16.1
Other securities	76.2	0.1	(3.2)	73.1
Total available for sale investments	2,243.2	8.1	(73.0)	2,178.3
Invested customer funds	5,043.9	$8.1	$(73.0)	4,979.0
Receivables	49.6			49.6
Total customer funds	$5,093.5			$5,028.6

12 | Q2 2024 Form 10-Q

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2024
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(In millions)
U.S. government and agency securities	$(2.5)	$191.3	$(32.7)	$519.0	$(35.2)	$710.3
Canadian and provincial government securities	(0.5)	64.6	(9.6)	274.8	(10.1)	339.4
Corporate debt securities	(0.6)	110.5	(16.3)	433.5	(16.9)	544.0
Asset-backed securities	(0.3)	54.8	(2.3)	103.3	(2.6)	158.1
Mortgage-backed securities	(0.3)	23.4	(0.8)	13.8	(1.1)	37.2
Other securities	—	3.0	(2.3)	63.4	(2.3)	66.4
Total available for sale investments	$(4.2)	$447.6	$(64.0)	$1,407.8	$(68.2)	$1,855.4

Management does not believe that any individual unrealized loss was unrecoverable as of June 30, 2024. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at June 30, 2024, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Cost	Fair Value
	(In millions)
Due in one year or less	$3,002.2	$2,997.3
Due in one to three years	986.0	947.8
Due in three to five years	773.5	754.4
Due after five years	264.4	262.2
Invested customer funds	$5,026.1	$4,961.7

6. Trade and Other Receivables, Net

Trade and other receivables, net, consist of the following:

	June 30, 2024	December 31, 2023
	(In millions)
Trade receivables from customers	$194.7	$177.5
Interest receivable from invested customer funds	16.0	18.1
Dayforce Wallet on-demand pay receivables	38.1	19.6
Other (a)	29.8	27.6
Total gross receivables	278.6	242.8
Less: reserve for sales adjustments and allowance for doubtful accounts	(17.8)	(14.0)
Trade and other receivables, net	$260.8	$228.8

(a)
Other includes short-term investments not classified as cash equivalents, interest receivable, and other current receivables.

13 | Q2 2024 Form 10-Q

7. Leases

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	June 30, 2024	December 31, 2023
		(In millions)
Assets
Operating lease assets	Trade and other receivables, net	$0.1	$0.9
Operating lease assets	Prepaid expenses and other current assets	2.7	2.3
Operating lease assets	Right of use lease assets, net	14.8	19.1
Financing lease assets	Property, plant, and equipment, net	5.4	5.8
Total lease assets		$23.0	$28.1
Liabilities
Financing lease liabilities	Current portion of long-term debt	$0.8	$0.8
Operating lease liabilities	Current portion of long-term lease liabilities	5.9	7.0
Financing lease liabilities	Long-term debt, less current portion	6.1	6.5
Operating lease liabilities	Long-term lease liabilities, less current portion	14.5	18.9
Total lease liabilities		$27.3	$33.2

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Operating lease cost	$1.9	$2.5	$3.3	$4.9
Financing lease cost:
Depreciation of lease assets	0.5	0.5	1.0	0.9
Interest on lease liabilities	0.1	0.1	0.2	0.2
Sublease income	(0.1)	(0.1)	(0.1)	(0.3)
Total lease cost, net	$2.4	$3.0	$4.4	$5.7

8. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill and changes therein were as follows:

(In millions)
Balance at December 31, 2023	$2,293.9
Translation	(23.0)
Acquisition	112.5
Balance at June 30, 2024	$2,383.4

14 | Q2 2024 Form 10-Q

Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$299.8	$(240.1)	$59.7	6.6
Trade name	176.9	(84.8)	92.1	1.1
Technology	310.2	(210.2)	100.0	8.1
Total definite-lived intangible assets	$786.9	$(535.1)	$251.8	5.1

Unamortized - indefinite lived:
Trade name	6.3	(1.9)	4.4	n/a
Total other intangible assets	$793.2	$(537.0)	$256.2	n/a

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$302.3	$(239.5)	$62.8	6.6
Trade name	177.1	(39.9)	137.2	1.6
Technology	227.5	(201.8)	25.7	2.3
Total definite-lived intangible assets	$706.9	$(481.2)	$225.7	3.2

Unamortized - indefinite lived:
Trade name	6.5	(2.0)	4.5	n/a
Total other intangible assets	$713.4	$(483.2)	$230.2	n/a

Amortization expense related to definite-lived intangible assets was $29.5 million and $6.7 million for the three months ended June 30, 2024, and 2023, respectively, and $57.9 million and $12.2 million for the six months ended June 30, 2024, and 2023, respectively.

15 | Q2 2024 Form 10-Q

9. Debt

Overview

Our debt obligations consisted of the following:

	June 30,	December 31,
	2024	2023
	(In millions)
2018 Term Debt, interest rate of 8.0% as of December 31, 2023	$—	$644.3
2024 Term Debt, interest rate of 7.8% as of June 30, 2024	650.0	—
2018 Revolving Credit Facility ($300.0 million available capacity less $1.3 million as of December 31, 2023, reserved for letters of credit)	—	—
2024 Revolving Credit Facility ($350.0 million available capacity less $0.9 million as of June 30, 2024, reserved for letters of credit)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Line of Credit ($0.5 million letter of credit capacity, which were fully utilized)	—	—
Financing lease liabilities (Note 7)	6.9	7.3
Total debt	1,231.9	1,226.6
Less unamortized debt issuance costs and discount	13.9	8.9
Less current portion of long-term debt	7.3	7.6
Long-term debt, less current portion	$1,210.7	$1,210.1

Accrued interest and fees related to the debt obligations was $1.1 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively, and is included within other accrued expenses in our condensed consolidated balance sheets.

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

16 | Q2 2024 Form 10-Q

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

In connection with the refinancing of our debt, we capitalized $7.5 million of additional financing costs and recognized a loss on debt extinguishment of $4.3 million within interest expense, net in our condensed consolidated statements of operations for the six months ended June 30, 2024.

The 2024 Senior Secured Credit Facility documents contain a requirement that we maintain a ratio of first lien net leverage to Credit Facility EBITDA below specified levels on a quarterly basis; however, such requirement is applicable only if more than 35% of the 2024 Revolving Credit Facility is utilized. As of June 30, 2024, no portion of the 2024 Revolving Credit Facility was utilized.

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

The Convertible Senior Notes will be convertible at the option of the holders at any time only under certain circumstances as outlined in Part II, Item 8, Note 9, “Debt,” to our audited consolidated financial statements in our 2023 Form 10-K. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of June 30, 2024.

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

The Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $569.7 million as of June 30, 2024, with principal of $575.0 million, net of issuance costs of $5.3 million. The Convertible Senior Notes are included within Long-term debt, less current portion in our condensed consolidated balance sheets as of June 30, 2024. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

Interest expense recognized related to the Convertible Senior Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Contractual interest expense	$0.3	$0.3	$0.7	$0.7
Amortization of debt issuance costs	0.8	0.7	1.5	1.4
Total	$1.1	$1.0	$2.2	$2.1

17 | Q2 2024 Form 10-Q

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
$1,225.0

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at June 30, 2024. The fair value of the 2018 Term Debt and 2024 Term Debt were based on the borrowing rates currently available to us for bank loans with similar terms, maturities, and volumes as our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1,176.9 million and $1,163.2 million as of June 30, 2024, and December 31, 2023, respectively.

10. Employee Benefit Plans

The components of net periodic cost (gain) for our defined benefit pension plan and for our postretirement benefit plan are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Interest cost	$4.1	$4.3	$8.2	$8.6
Actuarial loss amortization	3.3	2.1	6.6	4.2
Less: Expected return on plan assets	(4.4)	(5.6)	(8.8)	(11.1)
Net periodic pension cost	$3.0	$0.8	$6.0	$1.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Interest cost	$0.1	$0.1	$0.2	$0.2
Actuarial gain amortization	(0.6)	(0.6)	(1.1)	(1.2)
Net periodic postretirement benefit gain	$(0.5)	$(0.5)	$(0.9)	$(1.0)

18 | Q2 2024 Form 10-Q

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

As of June 30, 2024, there were 12.7 million stock options, RSUs, and PSUs outstanding and 9.7 million shares available for grant under approved equity compensation plans.

Total share-based compensation expense was $40.8 million and $41.5 million for the three months ended June 30, 2024, and 2023, respectively, and $78.8 million and $81.7 million for the six months ended June 30, 2024, and 2023, respectively.

Performance-Based Stock Options

Performance-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	1,754,781	$65.26	6.4	$3.3
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2024	1,754,781	$65.26	5.9	$—
Exercisable at June 30, 2024	1,004,781	$65.26	5.9	$—

As of June 30, 2024, there is no unrecognized expense related to unvested performance-based stock option awards.

Performance Stock Units

PSU activity was as follows:

Shares
Outstanding at December 31, 2023	778,024
Granted	793,447
Vested and released	(336,513)
Forfeited or canceled	(112,925)
Outstanding at June 30, 2024	1,122,033
Releasable at June 30, 2024	—

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

19 | Q2 2024 Form 10-Q

As of June 30, 2024, there was $46.9 million of share-based compensation expense related to unvested PSUs not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

RSU activity was as follows:

Shares
Outstanding at December 31, 2023	3,245,092
Granted	2,089,540
Vested and released	(1,078,586)
Forfeited or canceled	(141,212)
Outstanding at June 30, 2024	4,114,834
Releasable at June 30, 2024	—

As of June 30, 2024, there was $188.0 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 1.8 years.

Term-Based Stock Options

Term-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	6,213,998	$51.34	5.5	$110.8
Granted	—	—	—	—
Exercised	(401,167)	51.62	—	—
Forfeited or expired	(109,123)	76.82	—	—
Outstanding at June 30, 2024	5,703,708	$50.83	5.0	$36.8
Exercisable at June 30, 2024	5,540,886	$49.87	5.0	$36.8

As of June 30, 2024, there was $4.1 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted average period of 0.1 years.

Global Employee Stock Purchase Plan

Our Global Employee Stock Purchase Plan activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2024	58,349	$56.12
June 30, 2024	84,240	42.16

A total of 1.3 million shares of common stock are available for future issuances under the plan as of June 30, 2024.

20 | Q2 2024 Form 10-Q

12. Revenue and Revenue-Related Activity

Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring	$321.6	$268.2	$658.8	$539.4
Powerpay recurring	24.6	24.1	50.6	48.2
Total Cloud recurring	346.2	292.3	709.4	587.6
Other recurring	18.8	22.6	38.3	45.2
Total recurring revenue	365.0	314.9	747.7	632.8
Professional services and other	58.3	51.0	107.1	103.7
Total revenue	$423.3	$365.9	$854.8	$736.5

Recurring revenue includes float revenue of $48.9 million and $41.8 million for the three months ended June 30, 2024, and 2023, respectively, and $109.6 million and $88.7 million for the six months ended June 30, 2024, and 2023, respectively.

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

	Six Months Ended June 30,
	2024	2023
	(In millions)
Contract assets, beginning of period	$89.0	$68.5
Additions	46.0	46.9
Reductions	(41.4)	(40.1)
Foreign currency translation	(0.6)	0.5
Contract assets, end of period	$93.0	$75.8

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Deferred revenue, beginning of period	$40.2	$41.2
New billings	493.9	351.4
Acquired billings	8.6	—
Revenue recognized	(495.6)	(333.4)
Foreign currency translation	(0.6)	(15.7)
Deferred revenue, end of period	$46.5	$43.5

21 | Q2 2024 Form 10-Q

Deferred Sales Commissions

In accordance with ASC 606, sales commissions paid based on the annual contract value of a signed customer contract are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid based on the annual contract value are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be ten years. Amortization expense for deferred sales commissions was $6.6 million and $5.0 million for the three months ended June 30, 2024, and 2023, respectively, and $12.9 million and $9.7 million for the six months ended June 30, 2024, and 2023, respectively.

Transaction Price for Remaining Performance Obligations

As of June 30, 2024, approximately $1,254.9 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(In millions)
Balance as of December 31, 2023	$(217.4)	$(56.3)	$(163.0)	$(436.7)
Other comprehensive (loss) income before income taxes and reclassifications	(27.5)	(0.3)	0.5	(27.3)
Income tax expense	—	—	(1.5)	(1.5)
Reclassifications to earnings	—	—	5.5	5.5
Other comprehensive (loss) income	(27.5)	(0.3)	4.5	(23.3)
Balance as of June 30, 2024	$(244.9)	$(56.6)	$(158.5)	$(460.0)

14. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of June 30, 2024, we have a valuation allowance of $51.7 million against certain deferred tax assets consisting primarily of $27.2 million attributable to net operating loss carryovers and $21.3 million attributable to other deferred tax assets consisting largely of foreign intangible assets.

We recorded income tax expense of $1.8 million during the three months ended June 30, 2024, which included tax expense of $2.5 million attributable to Global Intangible Low Taxed Income, $2.3 million attributable to share-based compensation, and $1.1 million attributable to foreign tax rate differences, offset by $3.8 million of tax credits.

We recorded income tax expense of $13.1 million during the six months ended June 30, 2024, which included tax expense of $5.6 million attributable to Global Intangible Low Taxed Income, $4.7 million attributable to share-based compensation, and $3.9 million attributable to current operations.

22 | Q2 2024 Form 10-Q

The total amount of unrecognized tax benefits as of June 30, 2024, and December 31, 2023, was $1.4 million and $1.0 million, respectively. The $1.4 million represents the amount that, if recognized, would impact our effective income tax rate as of June 30, 2024. We adjust these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

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

16. Net (Loss) Income per Share

We compute net (loss) income per share of common stock using the treasury stock method. The basic and diluted net (loss) income per share computations were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share data)
Numerator:
Net (loss) income	$(1.8)	$3.1	$5.3	$13.0

Denominator:
Weighted average shares outstanding - basic	157.9	155.1	157.4	154.7
Effect of dilutive equity instruments	—	2.5	2.4	3.1
Weighted average shares outstanding - diluted	157.9	157.6	159.8	157.8

Net (loss) income per share - basic	$(0.01)	$0.02	$0.03	$0.08
Net (loss) income per share - diluted	$(0.01)	$0.02	$0.03	$0.08

23 | Q2 2024 Form 10-Q

The following potentially dilutive weighted average shares were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Stock options	4.1	3.5	3.0	2.5
Restricted stock units	2.8	1.7	1.3	1.1
Performance stock units	1.3	0.9	0.8	0.1

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of June 30, 2024 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principal amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the three and six months ended June 30, 2024 was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

17. Subsequent Events

On July 26, 2024, the Board of Directors (the "Board") approved a share repurchase program (the "Repurchase Program") pursuant to which the Company may purchase up to $500 million of its outstanding Common Stock. Under the Repurchase Program, share repurchases may be made from time to time, in the open market, in privately negotiated transactions, or otherwise, including through the use of Rule 10b5-1 trading plans entered into by the Company, with the amount and timing of repurchases to be determined at the discretion of the Company’s management, depending on market conditions and corporate needs. The Repurchase Program has no expiration date, does not obligate the Company to acquire any particular amount of Common Stock, and may be modified, suspended, or terminated at any time at the discretion of the Board.

24 | Q2 2024 Form 10-Q

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

25 | Q2 2024 Form 10-Q

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

Constant Currency Revenue

We present percentage change in revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.37 and $1.36 for the three and six months ended June 30, 2024, respectively, compared to $1.34 and $1.35 for the three and six months ended June 30, 2023, respectively.

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

26 | Q2 2024 Form 10-Q

Results of Operations

Three Months Ended June 30, 2024 Compared With Three Months Ended June 30, 2023

	Three Months Ended June 30,		Increase/(Decrease)		Percentage of Revenue
	2024	2023	Amount	%	2024	2023
	(In millions)
Revenue:
Recurring
Cloud	$346.2	$292.3	$53.9	18.4%	81.8%	79.9%
Other	18.8	22.6	(3.8)	(16.8)%	4.4%	6.2%
Total recurring	365.0	314.9	50.1	15.9%	86.2%	86.1%
Professional services and other	58.3	51.0	7.3	14.3%	13.8%	13.9%
Total revenue	423.3	365.9	57.4	15.7%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	77.1	68.0	9.1	13.4%	18.2%	18.6%
Other	12.2	10.8	1.4	13.0%	2.9%	3.0%
Total recurring	89.3	78.8	10.5	13.3%	21.1%	21.5%
Professional services and other	69.6	67.0	2.6	3.9%	16.4%	18.3%
Product development and management	58.3	49.2	9.1	18.5%	13.8%	13.4%
Depreciation and amortization	19.3	15.0	4.3	28.7%	4.6%	4.1%
Total cost of revenue	236.5	210.0	26.5	12.6%	55.9%	57.4%
Gross profit	186.8	155.9	30.9	19.8%	44.1%	42.6%
Selling and marketing	83.1	61.5	21.6	35.1%	19.6%	16.8%
General and administrative	89.6	65.0	24.6	37.8%	21.2%	17.8%
Operating profit	14.1	29.4	(15.3)	(52.0)%	3.3%	8.0%
Interest expense, net	11.1	9.1	2.0	22.0%	2.6%	2.5%
Other expense, net	3.0	0.7	2.3	328.6%	0.7%	0.2%
Income before income taxes	—	19.6	(19.6)	(100.0)%	—	5.4%
Income tax expense	1.8	16.5	(14.7)	(89.1)%	0.4%	4.5%
Net (loss) income	$(1.8)	$3.1	$(4.9)	(158.1)%	(0.4)%	0.8%

27 | Q2 2024 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended June 30,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2024	2023	2024 vs. 2023		2024 vs. 2023
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$277.7	$231.3	20.1%	(0.4)%	20.5%
Dayforce float	43.9	36.9	19.0%	(0.5)%	19.5%
Total Dayforce recurring	321.6	268.2	19.9%	(0.5)%	20.4%
Powerpay recurring, excluding float	19.9	19.7	1.0%	(2.0)%	3.0%
Powerpay float	4.7	4.4	6.8%	(—)%	6.8%
Total Powerpay recurring	24.6	24.1	2.1%	(1.6)%	3.7%
Total Cloud recurring	346.2	292.3	18.4%	(0.6)%	19.0%
Other recurring (b)	18.8	22.6	(16.8)%	(1.8)%	(15.0)%
Total recurring revenue	365.0	314.9	15.9%	(0.7)%	16.6%
Professional services and other (c)	58.3	51.0	14.3%	(0.2)%	14.5%
Total revenue	$423.3	$365.9	15.7%	(0.6)%	16.3%
(a)
We have calculated percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of percentage change in revenue on a constant currency basis.
(b)
Float attributable to Other recurring was $0.3 million and $0.5 million for the three months ended June 30, 2024, and 2023, respectively.
(c)
For the three months ended June 30, 2024, Professional services and other consisted of $56.4 million, $1.8 million, and $0.1 million associated with Dayforce, Other, and Powerpay, respectively. For the three months ended June 30, 2023, Professional services and other consisted of $46.9 million, $4.0 million, and $0.1 million associated with Dayforce, Other, and Powerpay respectively.

Total revenue increased $57.4 million, or 15.7%, to $423.3 million for the three months ended June 30, 2024, compared to $365.9 million for the three months ended June 30, 2023. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 6.1% to 6,657 at June 30, 2024 from 6,272 at June 30, 2023. Additionally, for the trailing twelve months ended June 30, 2024, Dayforce recurring revenue per customer grew to $154,998 compared to $131,693 for the comparable period in 2023. Please refer to the "How We Assess Performance" and “Non-GAAP Financial Measures” section for discussion of and the definition of Dayforce recurring revenue per customer.

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we continue to expand within the enterprise segment, as well as more customers purchasing our full HCM suite. The increase in float revenue is driven by an increase in average yield of 45 basis points compared to the three months ended June 30, 2023, in addition to a 3.7% increase in average float balance for our customer funds for the three months ended June 30, 2024, which increased to $4.74 billion, compared to $4.57 billion for the three months ended June 30, 2023.

Cost of revenue. Total cost of revenue for the three months ended June 30, 2024, was $236.5 million, an increase of $26.5 million, or 12.6%, compared to the three months ended June 30, 2023.

Recurring cost of revenue for the three months ended June 30, 2024, increased $10.5 million, or 13.3%, compared with the three months ended June 30, 2023, primarily due to additional labor-related costs incurred and increased costs of hosting our applications to support the growing Dayforce customer base globally.

Professional services and other cost of revenue increased $2.6 million, or 3.9%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to increased labor-related costs incurred to take new customers live.

28 | Q2 2024 Form 10-Q

Product development and management expense increased $9.1 million, or 18.5%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase primarily reflects additional personnel costs and increased costs of hosting our development applications. For the three months ended June 30, 2024, and 2023, our investment in software development was $55.5 million and $48.3 million, respectively, consisting of $32.3 million and $23.7 million of research and development expense, and $23.2 million and $24.6 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased $4.3 million, or 28.7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, as we continue to capitalize and subsequently amortize Dayforce related and other development costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended June 30,
	2024	2023
Total gross margin	44.1%	42.6%
Gross margin by solution:
Cloud recurring	77.7%	76.7%
Other recurring	35.1%	52.2%
Professional services and other	(19.4)%	(31.4)%

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

Total gross margin for the three months ended June 30, 2024 increased 150 basis points compared to the three months ended June 30, 2023 and gross profit increased by $30.9 million, or 19.8% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the $57.4 million or 15.7% increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 77.7% for the three months ended June 30, 2024, compared to 76.7% for the three months ended June 30, 2023. The increase in Cloud recurring gross margin was primarily due to the increase in float revenue and due to the growth of the proportion of Dayforce customers live for more than two years, which increased from 82% as of June 30, 2023 to 86% as of June 30, 2024.

Professional services and other gross margin improved to (19.4)% for the three months ended June 30, 2024, compared to (31.4)% for the three months ended June 30, 2023.

Selling and marketing expense. Selling and marketing expense increased $21.6 million, or 35.1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in selling and marketing expense is primarily driven by higher personnel-related costs, as well as higher advertising expenses related to the transition of the Company's name and branding to Dayforce, Inc.

General and administrative expense. General and administrative expense increased $24.6 million, or 37.8%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in general and administrative expense is primarily driven by increases in amortization of intangible assets and employee-related costs. Amortization of the Ceridian trade name contributed $20.9 million of the increase in expense for the three months ended June 30, 2024.

Operating profit. For the three months ended June 30, 2024, operating profit was $14.1 million, compared to $29.4 million for the three months ended June 30, 2023. Operating profit decreased primarily due to the increase in amortization expense and selling and marketing expenses, partially offset by gross margin expansion, driven by an increase in revenue, including float revenue.

Interest expense, net. Interest expense, net was $11.1 million and $9.1 million for the three months ended June 30, 2024, and 2023, respectively. The increase was primarily due to a decrease in interest income.

29 | Q2 2024 Form 10-Q

Other expense, net. For the three months ended June 30, 2024, and 2023, we incurred other expense, net of $3.0 million and $0.7 million, respectively. Other expense, net was primarily comprised of foreign currency translation losses (gains) and net periodic pension expense.

Income tax expense. For the three months ended June 30, 2024, and 2023, we recorded income tax expense of $1.8 million and $16.5 million, respectively. The decrease in income tax expense was primarily due to $4.1 million attributable to current operations, $3.8 million attributable to tax credits, $3.7 million attributable to share-based compensation, and $2.7 million attributable to the change in valuation allowance.

Net (loss) income. We realized net loss of $1.8 million for the three months ended June 30, 2024, compared to net income of $3.1 million for the three months ended June 30, 2023. The change was driven by a decrease in operating profit, partially offset by lower income tax expense.

30 | Q2 2024 Form 10-Q

Six Months Ended June 30, 2024 Compared With Six Months Ended June 30, 2023

	Six Months Ended June 30,		Increase/(Decrease)		Percentage of Revenue
	2024	2023	Amount	%	2024	2023
	(In millions)
Revenue:
Recurring
Cloud	$709.4	$587.6	$121.8	20.7%	83.0%	79.8%
Other	38.3	45.2	(6.9)	(15.3)%	4.5%	6.1%
Total recurring	747.7	632.8	114.9	18.2%	87.5%	85.9%
Professional services and other	107.1	103.7	3.4	3.3%	12.5%	14.1%
Total revenue	854.8	736.5	118.3	16.1%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	153.4	134.9	18.5	13.7%	17.9%	18.3%
Other	24.3	24.0	0.3	1.3%	2.8%	3.3%
Total recurring	177.7	158.9	18.8	11.8%	20.8%	21.6%
Professional services and other	135.7	130.9	4.8	3.7%	15.9%	17.8%
Product development and management	111.4	100.2	11.2	11.2%	13.0%	13.6%
Depreciation and amortization	37.8	30.3	7.5	24.8%	4.4%	4.1%
Total cost of revenue	462.6	420.3	42.3	10.1%	54.1%	57.1%
Gross profit	392.2	316.2	76.0	24.0%	45.9%	42.9%
Selling and marketing	162.1	115.7	46.4	40.1%	19.0%	15.7%
General and administrative	175.3	132.7	42.6	32.1%	20.5%	18.0%
Operating profit	54.8	67.8	(13.0)	(19.2)%	6.4%	9.2%
Interest expense, net	24.4	18.3	6.1	33.3%	2.9%	2.5%
Other expense, net	12.0	1.5	10.5	700.0%	1.4%	0.2%
Income before income taxes	18.4	48.0	(29.6)	(61.7)%	2.2%	6.5%
Income tax expense	13.1	35.0	(21.9)	(62.6)%	1.5%	4.8%
Net income	$5.3	$13.0	$(7.7)	(59.2)%	0.6%	1.8%

31 | Q2 2024 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Six Months Ended June 30,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2024	2023	2024 vs. 2023		2024 vs. 2023
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$560.1	$460.9	21.5%	(0.2)%	21.7%
Dayforce float	98.7	78.5	25.7%	(0.3)%	26.0%
Total Dayforce recurring	658.8	539.4	22.1%	(0.3)%	22.4%
Powerpay recurring, excluding float	40.4	39.2	3.1%	(0.7)%	3.8%
Powerpay float	10.2	9.0	13.3%	(—)%	13.3%
Total Powerpay recurring	50.6	48.2	5.0%	(0.6)%	5.6%
Total Cloud recurring	709.4	587.6	20.7%	(0.3)%	21.0%
Other recurring (b)	38.3	45.2	(15.3)%	(2.0)%	(13.3)%
Total recurring revenue	747.7	632.8	18.2%	(0.3)%	18.5%
Professional services and other (c)	107.1	103.7	3.3%	(0.3)%	3.6%
Total revenue	$854.8	$736.5	16.1%	(0.3)%	16.4%
a)
Dayforce has calculated percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the "Non-GAAP Financial Measures" section for discussion of percentage change in revenue on a constant currency basis.
b)
Float attributable to Other recurring was $0.7 million and $1.2 million for the six months ended June 30, 2024, and 2023, respectively.
c)
For the six months ended June 30, 2024, Professional services and other consisted of $102.6 million, $4.3 million, and $0.2 million associated with Dayforce, Other, and Powerpay, respectively. For the six months ended June 30, 2023, Professional services and other consisted of $96.4 million and $7.3 million associated with Dayforce and Other, respectively.

Total revenue increased $118.3 million, or 16.1%, to $854.8 million for the six months ended June 30, 2024, compared to $736.5 million for the six months ended June 30, 2023. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 6.1% to 6,657 at June 30, 2024 from 6,272 at June 30, 2023. Additionally, for the trailing twelve months ended June 30, 2024, Dayforce recurring revenue per customer grew to $154,998 compared to $131,693 for the comparable period in 2023. Please refer to the "How We Assess Performance" and “Non-GAAP Financial Measures” section for discussion of and the definition of Dayforce recurring revenue per customer.

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we continue to expand within the enterprise segment, as well as more customers purchasing our full HCM suite. The increase in float revenue is driven by an increase in average yield of 62 basis points compared to the six months ended June 30, 2023, in addition to a 5.3% increase in average float balance for our customer funds for the six months ended June 30, 2024, which increased to $5.18 billion, compared to $4.92 billion for the six months ended June 30, 2023.

Cost of revenue. Total cost of revenue for the six months ended June 30, 2024, was $462.6 million, an increase of $42.3 million, or 10.1%, compared to the six months ended June 30, 2023.

Recurring cost of revenue for the six months ended June 30, 2024, increased $18.8 million, or 11.8%, compared with the six months ended June 30, 2023, primarily due to additional labor-related costs and increased costs of hosting our applications to support the growing Dayforce customer base globally.

32 | Q2 2024 Form 10-Q

Professional services and other cost of revenue increased $4.8 million, or 3.7%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to increased labor-related costs incurred to take new customers live.

Product development and management expense increased $11.2 million, or 11.2%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase primarily reflects additional personnel costs and increased costs of hosting our development applications. For the six months ended June 30, 2024, and 2023, our investment in software development was $105.9 million and $95.2 million, respectively, consisting of $60.7 million and $51.7 million of research and development expense, and $45.2 million and $43.5 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased $7.5 million, or 24.8%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as we continue to capitalize and subsequently amortize Dayforce related and other development costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Six Months Ended June 30,
	2024	2023
Total gross margin	45.9%	42.9%
Gross margin by solution:
Cloud recurring	78.4%	77.0%
Other recurring	36.6%	46.9%
Professional services and other	(26.7)%	(26.2)%

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

Total gross margin for the six months ended June 30, 2024 increased 300 basis points compared to the six months ended June 30, 2023 and gross profit increased by $76.0 million, or 24.0% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the $118.3 million or 16.1% increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 78.4% for the six months ended June 30, 2024, compared to 77.0% for the six months ended June 30, 2023. The increase in Cloud recurring gross margin was primarily due to the increase in float revenue and due to the growth of the proportion of Dayforce customers live for more than two years, which increased from 82% as of June 30, 2023 to 86% as of June 30, 2024.

Professional services and other gross margin was (26.7)% for the six months ended June 30, 2024, compared to (26.2)% for the six months ended June 30, 2023, reflecting costs to take new customers live.

Selling and marketing expense. Selling and marketing expense increased $46.4 million, or 40.1%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in selling and marketing expense is primarily driven by higher personnel-related costs, as well as higher advertising expenses related to the transition of the Company's name and branding to Dayforce, Inc.

General and administrative expense. General and administrative expense increased $42.6 million, or 32.1%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in general and administrative expense is driven by increases in amortization of intangible assets, including $41.8 million related to the Ceridian trade name, and employee-related costs, partially offset by a lower expense related to the DataFuzion contingent consideration and a reduction in share-based compensation expense.

33 | Q2 2024 Form 10-Q

Operating profit. For the six months ended June 30, 2024, operating profit was $54.8 million, compared to $67.8 million for the six months ended June 30, 2023. Operating profit decreased due to increases in amortization expense and selling and marketing expenses related to rebranding, partially offset by gross margin expansion from the increase in revenue, including float revenue.

Interest expense, net. Interest expense, net was $24.4 million and $18.3 million for the six months ended June 30, 2024, and 2023, respectively. The increase was primarily due to a $4.3 million loss on debt extinguishment recognized during the six months ended June 30, 2024 related to the refinancing of certain credit agreements. Please refer to Part I, Item 1. Note 9, "Debt" for additional information.

Other expense, net. For the six months ended June 30, 2024, and 2023, we incurred other expense, net of $12.0 million and $1.5 million, respectively. Other expense, net was primarily comprised of foreign currency translation losses (gains) and net periodic pension expense.

Income tax expense. For the six months ended June 30, 2024, and 2023, we recorded income tax expense of $13.1 million and $35.0 million, respectively. The decrease in income tax expense was primarily due to $6.2 million attributable to current operations, $5.6 million attributable to share-based compensation, $5.0 million attributable to tax credits, and $4.4 million attributable to the change in valuation allowance.

Net income. We realized net income of $5.3 million for the six months ended June 30, 2024, compared to $13.0 million for the six months ended June 30, 2023. Net income declined primarily due to a decrease in operating profit and an increase in other expense, net, partially offset by lower income tax expense.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our 2024 Revolving Credit Facility, and proceeds from debt issuances and equity offerings. As of June 30, 2024, we had cash and equivalents of $465.4 million and our total debt was $1,231.9 million.

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

34 | Q2 2024 Form 10-Q

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

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by operating activities	$108.3	$93.0
Net cash (used in) provided by investing activities	(383.5)	14.9
Net cash provided by financing activities	7.7	119.5
Effect of exchange rate changes on cash, restricted cash, and equivalents	(21.7)	63.1
Net (decrease) increase in cash, restricted cash, and equivalents	(289.2)	290.5
Cash, restricted cash, and equivalents at beginning of period	3,421.4	3,151.2
Cash, restricted cash, and equivalents at end of period	3,132.2	3,441.7

Cash and equivalents	465.4	486.6
Restricted cash and equivalents	2,666.8	2,955.1
Total cash, restricted cash, and equivalents	$3,132.2	$3,441.7

Operating Activities

Net cash provided by operating activities was $108.3 million during the six months ended June 30, 2024 compared to $93.0 million during the six months ended June 30, 2023. For both periods, cash inflows from operating activities are primarily generated from the subscriptions of our solutions. Cash outflows from operating activities for both periods are primarily comprised of personnel-related expenditures, including the payout of year-end employee compensation, and the renewals of prepaid annual contracts that are integral to our business operations. The positive cash inflow in both periods is primarily due to our growing revenue, partially offset by our operating costs, mainly, investment in our sales force to support our growth initiatives and those product development and management costs which are not eligible for capitalization.

Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $383.5 million, consisting of purchases of customer funds marketable securities of $322.9 million, acquisition costs, net of cash acquired, of $173.1 million, capital expenditures of $54.4 million, and purchases of marketable securities of $4.0 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $167.9 million, and proceeds from the sale and maturity of marketable securities of $3.0 million. Our capital expenditures included $47.7 million for software and technology and $6.7 million for property, plant, and equipment.

During the six months ended June 30, 2023, net cash provided by investing activities was $14.9 million, consisting of proceeds from the sale and maturity of customer funds marketable securities of $174.0 million, partially offset by purchases of customer funds marketable securities of $101.6 million and capital expenditures of $56.5 million. Our capital expenditures included $46.4 million for software and technology and $10.1 million for property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was $7.7 million during the six months ended June 30, 2024. This cash inflow is primarily attributable to an increase in proceeds from our debt issuance of $650.0 million and proceeds from issuance of common stock under our share-based compensation plans of $16.8 million, partially offset by payments on our long-term debt obligations of $644.7 million, payment of debt refinancing costs of $11.4 million, and a decrease in net customer fund obligations of $3.0 million.

35 | Q2 2024 Form 10-Q

Net cash provided by financing activities was $119.5 million during the six months ended June 30, 2023. This cash inflow is primarily attributable to an increase in net customer fund obligations of $100.4 million and proceeds from issuance of common stock under our share-based compensation plans of $23.2 million, partially offset by payments on our long-term debt obligations of $4.1 million.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2024, our remaining performance obligations were approximately $1,254.9 million. Please refer to Part 1, Item 1. Note 12, “Revenue and Revenue-Related Activities” for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Contractual Obligations

During the six months ended June 30, 2024, there were no significant changes to our contractual obligations as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contractual Obligations" contained in our 2023 Form 10-K.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2024, there were no significant changes to our critical accounting policies and estimates as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" contained in our 2023 Form 10-K.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures in this document including:

Non-GAAP Financial Measure	GAAP Financial Measure
EBITDA	Net (loss) income
Adjusted EBITDA	Net (loss) income
Adjusted EBITDA margin	Net profit margin
Adjusted Cloud recurring gross margin	Cloud recurring gross margin
Adjusted operating profit	Operating profit
Adjusted operating profit margin	Operating profit margin
Adjusted net income	Net (loss) income
Adjusted net profit margin	Net profit margin
Adjusted diluted net income per share	Diluted net (loss) income per share
Free cash flow	Net cash provided by operating activities
Percentage change in revenue, including total revenue and revenue by solution, on a constant currency basis	Percentage change in revenue, including total revenue and revenue by solution
Dayforce recurring revenue per customer	No directly comparable GAAP measure

36 | Q2 2024 Form 10-Q

We believe that these non-GAAP financial measures are useful to management and investors as supplemental measures to evaluate our overall operating performance including comparison across periods and with competitors. Our management team uses these non-GAAP financial measures to assess operating performance because these financial measures exclude the results of decisions that are outside the normal course of our business operations, and are used for internal budgeting and forecasting purposes both for short- and long-term operating plans. Additionally, Adjusted EBITDA is a component of our management incentive plan and Adjusted Cloud recurring gross margin and Adjusted operating profit are components of certain performance based equity awards for our named executive officers. Additionally, we believe that the non-GAAP financial measure free cash flow is meaningful to investors because it is a measure of liquidity that provides useful information in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. The exclusion of capital expenditures facilitates comparisons of our liquidity on a period-to-period basis and excludes items that management does not consider to be indicative of our liquidity.

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

We define our non-GAAP financial measures as follows:

•
EBITDA is defined as net (loss) income before interest, taxes, depreciation, and amortization, and Adjusted EBITDA is EBITDA, as adjusted to exclude share-based compensation expense and related employer taxes, and certain other items.
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
•
Adjusted net income is defined as net (loss) income, as adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items, all of which are adjusted for the effect of income taxes.
•
Adjusted net profit margin is determined by calculating the percentage Adjusted net income is of total revenue.
•
Adjusted diluted net income per share is calculated by dividing adjusted net income by diluted weighted average shares outstanding. When adjusted net income is positive, diluted weighted average shares outstanding incorporate the effect of dilutive equity instruments.
•
Free cash flow is defined as net cash provided by operating activities, as adjusted to exclude capital expenditures.
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

37 | Q2 2024 Form 10-Q

The following tables reconcile our reported results to our non-GAAP financial measures:

	Three Months Ended June 30, 2024
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$77.1	77.7%	$3.0	$—	$0.8	$73.3	78.8%

Operating profit	$14.1	3.3%	$40.8	$29.5	$10.5	$94.9	22.4%

Net (loss) income	$(1.8)	(0.4)%	$40.8	$29.5	$7.7	$76.2	18.0%
Interest expense, net	11.1		—	—	—	11.1
Income tax expense (c)	1.8		—	—	(6.1)	7.9
Depreciation and amortization	50.6		—	29.5	—	21.1
EBITDA	$61.7		$40.8	$—	$13.8	$116.3	27.5%

Net (loss) income per share - diluted (d)	$(0.01)		$0.26	$0.18	$0.05	$0.48

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net (loss) income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $10.5 million of restructuring expenses, and $3.3 million of costs associated with the planned termination of our frozen U.S. pension plan, along with a $6.1 million net adjustment for the effect of income taxes related to these items. Please refer to the "Non-GAAP Financial Measures" section for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP diluted net loss per share is calculated based upon 157.9 million weighted average shares of common stock, and Adjusted diluted net income per share is calculated based upon 159.5 million weighted average shares of common stock.

38 | Q2 2024 Form 10-Q

	Three Months Ended June 30, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$68.0	76.7%	$4.0	$—	$—	$64.0	78.1%

Operating profit	$29.4	8.0%	$41.7	$6.7	$5.2	$83.0	22.7%

Net income	$3.1	0.8%	$41.7	$6.7	$(0.7)	$50.8	13.9%
Interest expense, net	9.1		—	—	—	9.1
Income tax expense (c)	16.5		—	—	(5.4)	21.9
Depreciation and amortization	23.3		—	6.7	—	16.6
EBITDA	$52.0		$41.7	$—	$4.7	$98.4	26.9%

Net income per share - diluted (d)	$0.02		$0.26	$0.04	$—	$0.32

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $3.7 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $1.4 million of restructuring expenses, and $0.1 million related to the abandonment of certain leased facilities, and $0.5 million of foreign exchange gain, along with a $5.4 million net adjustment for the effect of income taxes related to these items. Please refer to the "Non-GAAP Financial Measures" section for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share are calculated based upon 157.6 million weighted average shares of common stock.

39 | Q2 2024 Form 10-Q

	Six Months Ended June 30, 2024
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(In millions)
Cost of Cloud recurring revenue	$153.4	78.4%	$6.6	$—	$0.8	$146.0	79.4%

Operating profit	$54.8	6.4%	$78.8	$57.9	$12.5	$204.0	23.9%

Net income	$5.3	0.6%	$78.8	$57.9	$2.2	$144.2	16.9%
Interest expense, net	24.4		—	—	—	24.4
Income tax expense (c)	13.1		—	—	(23.0)	36.1
Depreciation and amortization	99.4		—	57.9	—	41.5
EBITDA	$142.2		$78.8	$—	$25.2	$246.2	28.8%

Net income per share - diluted (d)	$0.03		$0.49	$0.36	$0.01	$0.90

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income are of total revenue. Please refer to the "Non-GAAP Financial Measures" section for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $12.5 million of restructuring expenses, $6.5 million of costs associated with the planned termination of our frozen U.S. pension plan, and $6.2 million of foreign exchange loss, along with a $23.0 million net adjustment for the effect of income taxes related to these items. Please refer to the "Non-GAAP Financial Measures" section for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share are calculated based upon 159.8 million weighted average shares of common stock.

40 | Q2 2024 Form 10-Q

	Six Months Ended June 30, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(In millions)
Cost of Cloud recurring revenue	$134.9	77.0%	$8.0	$—	$—	$126.9	78.4%

Operating profit	$67.8	9.2%	$81.9	$12.2	$9.6	$171.5	23.3%

Net income	$13.0	1.8%	$81.9	$12.2	$(7.0)	$100.1	13.6%
Interest expense, net	18.3		—	—	—	18.3
Income tax expense (c)	35.0		—	—	(17.2)	52.2
Depreciation and amortization	45.4		—	12.2	—	33.2
EBITDA	$111.7		$81.9	$—	$10.2	$203.8	27.7%

Net income per share - diluted (d)	$0.08		$0.52	$0.08	$(0.04)	$0.63

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income (loss) are of total revenue. Please refer to the "Non-GAAP Financial Measures" section for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $7.2 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $2.2 million of restructuring expenses, $0.6 million of foreign exchange loss, and $0.2 million related to the abandonment of certain leased facilities, along with a $17.2 million net adjustment for the effect of income taxes related to these items. Please refer to the "Non-GAAP Financial Measures" section for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share are calculated based upon 157.8 million weighted average shares of common stock.

41 | Q2 2024 Form 10-Q

The following table reconciles net cash provided by operating activities to the non-GAAP financial measure free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(In millions)
Net cash provided by operating activities	$99.2	$81.7	$108.3	$93.0
Expenditures for property, plant, and equipment	(3.2)	(3.6)	(6.7)	(10.1)
Expenditures for software and technology	(23.3)	(24.5)	(47.7)	(46.4)
Free cash flow	$72.7	$53.6	$53.9	$36.5

42 | Q2 2024 Form 10-Q

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

We pay floating rates of interest on our 2024 Term Debt and 2024 Revolving Credit Facility. The interest paid on these borrowings will fluctuate up or down in relation to changes in market interest rates. A 100 basis point decrease in the applicable reference rates would result in approximately $6 million decrease in our interest expense over the ensuring twelve-month period. Please refer to Part I, Item 1. Note 9, "Debt" for additional information.

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

43 | Q2 2024 Form 10-Q

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

Based on that evaluation, and as a result of the GITC Material Weakness identified as part of the 2023 annual evaluation and defined below, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. The GITC Material Weakness continues to be the sole material weakness in our internal control over financial reporting as of June 30, 2024. In light of the GITC Material Weakness, management performed additional analyses and other procedures, and has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.

Material Weakness in Internal Control over Financial Reporting

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

Management’s Plan to Remediate the Identified Material Weakness

We have continued to make progress on our efforts to remediate the GITC Material Weakness. These remediation activities include enhanced risk assessments; modified reporting lines of key control owners; improved training, and additional resources, focused on the design, implementation, operation, and documentation of GITCs; and the implementation of improved monitoring procedures, stronger user access controls, and greater segregation of duties in certain areas around our Canada trust and Powerpay revenue processes.

Management believes that the new and improved resources, procedures, and controls discussed above will provide an appropriate and prompt remediation of the GITC Material Weakness. However, it will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, which we expect to occur in connection with our annual audit covering the year ended December 31, 2024.

44 | Q2 2024 Form 10-Q

Changes in Internal Control over Financial Reporting

With the exception of the on-going remediation activities in response to the GITC Material Weakness identified above, there were no changes to our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

45 | Q2 2024 Form 10-Q

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", the reader should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors” in our 2023 Form 10-K. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

On June 18, 2024, Jeffrey Jacobs, Head of Accounting and Financial Reporting of the Company, modified a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 (the “Jacobs Plan”), originally adopted on February 23, 2023, to change the amount of shares to be sold under the plan, the price limits for sales under the plan, and the timing of sales under the plan. As modified, the Jacobs Plan is now a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 and provides for the sale of up to 2,019 shares of our common stock until December 2, 2024.

On May 7, 2024, Stephen Holdridge, President, Customer and Revenue Operations of the Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 (the “Holdridge Plan”). The Holdridge Plan provides for the potential sale of up to 37,547 shares of our common stock, subject to certain conditions, from August 6, 2024 through May 7, 2025.

The modification of the Jacobs Plan and the adoption of the Holdridge Plan were effected within our open trading window periods and were done in compliance with our insider trading policy.

Other than the aforementioned, during the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

46 | Q2 2024 Form 10-Q

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

4.3	Form of 0.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021).

10.1*+	Sales Incentive Plan for Samer Alkharrat (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed by the Registrant on May 1, 2024).

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH^	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management compensatory plan or arrangement.

^ Filed herewith.

+ Confidential portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

47 | Q2 2024 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYFORCE, INC.

Date: July 31, 2024	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2024	By:	/s/ Jeremy R. Johnson
		Name:	Jeremy R. Johnson
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

48 | Q2 2024 Form 10-Q