Form 10-Q
period 2024-09-30
Dayforce, Inc.
filed 2024-10-30
CIK 1725057

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended September 30, 2024

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

As of October 23, 2024, there were 157.7 million shares of common stock, par value of $0.01 per share, outstanding.

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

3 | Q3 2024 Form 10-Q

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

4 | Q3 2024 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dayforce, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
(In millions, except per share data)
Assets
Current assets:
Cash and equivalents	$494.1	$570.3
Restricted cash	—	0.8
Trade and other receivables, net	255.8	228.8
Prepaid expenses and other current assets	153.3	126.7
Total current assets before customer funds	903.2	926.6
Customer funds	4,000.7	5,028.6
Total current assets	4,903.9	5,955.2
Right of use lease assets, net	14.7	19.1
Property, plant, and equipment, net	228.3	210.1
Goodwill	2,394.5	2,293.9
Other intangible assets, net	228.3	230.2
Deferred sales commissions	215.6	192.1
Other assets	131.7	110.3
Total assets	$8,117.0	$9,010.9

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$7.3	$7.6
Current portion of long-term lease liabilities	6.0	7.0
Accounts payable	73.1	66.7
Deferred revenue	42.7	40.2
Employee compensation and benefits	77.9	92.9
Other accrued expenses	66.3	30.4
Total current liabilities before customer funds obligations	273.3	244.8
Customer funds obligations	4,004.6	5,090.1
Total current liabilities	4,277.9	5,334.9
Long-term debt, less current portion	1,209.9	1,210.1
Employee benefit plans	25.0	27.7
Long-term lease liabilities, less current portion	14.0	18.9
Other liabilities	34.2	21.1
Total liabilities	5,561.0	6,612.7
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par, 500.0 shares authorized, 157.8 and 156.3 shares issued and outstanding, respectively	1.6	1.6
Additional paid in capital	3,291.5	3,151.1
Accumulated deficit	(340.5)	(317.8)
Accumulated other comprehensive loss	(396.6)	(436.7)
Total stockholders’ equity	2,556.0	2,398.2
Total liabilities and stockholders' equity	$8,117.0	$9,010.9

See accompanying notes to condensed consolidated financial statements.

5 | Q3 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In millions, except per share data)
Revenue:
Recurring	$375.9	$325.4	$1,123.6	$958.2
Professional services and other	64.1	52.1	171.2	155.8
Total revenue	440.0	377.5	1,294.8	1,114.0
Cost of revenue:
Recurring	87.4	80.5	265.1	239.4
Professional services and other	75.1	66.1	210.8	197.0
Product development and management	55.4	53.3	166.8	153.5
Depreciation and amortization	20.8	17.1	58.6	47.4
Total cost of revenue	238.7	217.0	701.3	637.3
Gross profit	201.3	160.5	593.5	476.7
Selling and marketing	86.4	61.8	248.5	177.5
General and administrative	94.1	72.2	269.4	204.9
Operating profit	20.8	26.5	75.6	94.3
Interest expense, net	8.8	8.9	33.2	27.2
Other (income) expense, net	(6.3)	5.1	5.7	6.6
Income before income taxes	18.3	12.5	36.7	60.5
Income tax expense	16.3	16.3	29.4	51.3
Net income (loss)	$2.0	$(3.8)	$7.3	$9.2
Net income (loss) per share:
Basic	$0.01	$(0.02)	$0.05	$0.06
Diluted	$0.01	$(0.02)	$0.05	$0.06
Weighted average shares outstanding:
Basic	158.1	155.7	157.6	155.0
Diluted	159.7	155.7	159.9	158.2

See accompanying notes to condensed consolidated financial statements.

6 | Q3 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In millions)
Net income (loss)	$2.0	$(3.8)	$7.3	$9.2
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	18.1	(19.0)	(9.4)	(12.3)
Change in unrealized loss from invested customer funds	58.6	(6.8)	58.3	(1.5)
Change in pension liability adjustment	2.8	1.5	8.8	4.5
Other comprehensive income (loss) before income taxes	79.5	(24.3)	57.7	(9.3)
Income tax expense (benefit), net	16.1	(1.4)	17.6	0.8
Other comprehensive income (loss) after income taxes	63.4	(22.9)	40.1	(10.1)
Comprehensive income (loss)	$65.4	$(26.7)	$47.4	$(0.9)

See accompanying notes to condensed consolidated financial statements.

7 | Q3 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2023	156.3	$1.6	$3,151.1	$(317.8)	$(436.7)	$2,398.2
Net income	—	—	—	7.1	—	7.1
Issuance of common stock under share-based compensation plans	1.6	—	15.3	—	—	15.3
Share-based compensation	—	—	38.0	—	—	38.0
Foreign currency translation	—	—	—	—	(22.7)	(22.7)
Change in unrealized loss, net of tax of ($1.9)	—	—	—	—	(5.5)	(5.5)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.4	2.4
Balance as of March 31, 2024	157.9	$1.6	$3,204.4	$(310.7)	$(462.5)	$2,432.8
Net loss	—	—	—	(1.8)	—	(1.8)
Issuance of common stock under share-based compensation plans	1.9	—	1.5	—	—	1.5
Share-based compensation	—	—	40.8	—	—	40.8
Foreign currency translation	—	—	—	—	(4.8)	(4.8)
Change in unrealized loss, net of tax of $1.9	—	—	—	—	5.2	5.2
Change in pension liability adjustment, net of tax of $0.7	—	—	—	—	2.1	2.1
Balance as of June 30, 2024	159.8	$1.6	$3,246.7	$(312.5)	$(460.0)	$2,475.8
Net income	—	—	—	2.0	—	2.0
Net issuance of common stock under share-based compensation plans	(1.5)	—	5.2	—	—	5.2
Repurchases of common stock	(0.5)	—	—	(30.0)	—	(30.0)
Share-based compensation	—	—	39.6	—	—	39.6
Foreign currency translation	—	—	—	—	18.1	18.1
Change in unrealized loss, net of tax of $15.4	—	—	—	—	43.2	43.2
Change in pension liability adjustment, net of tax of $0.7	—	—	—	—	2.1	2.1
Balance as of September 30, 2024	157.8	$1.6	$3,291.5	$(340.5)	$(396.6)	$2,556.0

8 | Q3 2024 Form 10-Q

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2022	153.9	$1.5	$2,965.5	$(372.6)	$(485.0)	$2,109.4
Net income	—	—	—	9.9	—	9.9
Issuance of common stock under share-based compensation plans	1.1	0.1	14.7	—	—	14.8
Share-based compensation	—	—	40.2	—	—	40.2
Foreign currency translation	—	—	—	—	1.2	1.2
Change in unrealized loss, net of tax of ($6.3)	—	—	—	—	17.6	17.6
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of March 31, 2023	155.0	$1.6	$3,020.4	$(362.7)	$(465.1)	$2,194.2
Net income	—	—	—	3.1	—	3.1
Issuance of common stock under share-based compensation plans	0.5	—	8.5	—	—	8.5
Share-based compensation	—	—	41.5	—	—	41.5
Foreign currency translation	—	—	—	—	5.5	5.5
Change in unrealized loss, net of tax of $4.9	—	—	—	—	(13.7)	(13.7)
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of June 30, 2023	155.5	$1.6	$3,070.4	$(359.6)	$(472.2)	$2,240.2
Net loss	—	—	—	(3.8)	—	(3.8)
Issuance of common stock under share-based compensation plans	0.5	—	17.1	—	—	17.1
Share-based compensation	—	—	36.3	—	—	36.3
Foreign currency translation	—	—	—	—	(19.0)	(19.0)
Change in unrealized loss, net of tax of $1.8	—	—	—	—	(5.0)	(5.0)
Change in pension liability adjustment, net of tax of ($0.4)	—	—	—	—	1.1	1.1
Balance as of September 30, 2023	156.0	$1.6	$3,123.8	$(363.4)	$(495.1)	$2,266.9

See accompanying notes to condensed consolidated financial statements.

9 | Q3 2024 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
(In millions)
Cash flows from operating activities
Net income	$7.3	$9.2
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(27.5)	13.9
Depreciation and amortization	151.5	84.1
Amortization of debt issuance costs and debt discount	3.2	3.3
Loss on debt extinguishment	4.3	—
Provision for doubtful accounts	4.7	4.2
Net periodic pension and postretirement cost	7.6	0.9
Share-based compensation expense	118.4	118.0
Change in fair value of contingent consideration	9.0	11.8
Other	(1.2)	0.3
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade and other receivables	(26.2)	(62.0)
Prepaid expenses and other current assets	(4.5)	(20.1)
Deferred sales commissions	(22.9)	(25.9)
Accounts payable and other accrued expenses	5.9	8.5
Deferred revenue	(6.5)	7.5
Employee compensation and benefits	(16.1)	(23.2)
Accrued taxes	22.5	11.0
Payment of contingent consideration	(20.9)	—
Other assets and liabilities	(8.5)	(11.9)
Net cash provided by operating activities	200.1	129.6

Cash flows from investing activities
Purchases of customer funds marketable securities	(483.2)	(252.0)
Proceeds from sale and maturity of customer funds marketable securities	283.4	326.4
Purchases of marketable securities	(10.0)	—
Proceeds from sale and maturity of marketable securities	7.6	—
Expenditures for property, plant, and equipment	(8.7)	(15.4)
Expenditures for software and technology	(74.1)	(72.9)
Acquisition costs, net of cash acquired	(173.1)	—
Other	—	(1.0)
Net cash used in investing activities	(458.1)	(14.9)

Cash flows from financing activities
(Decrease) increase in customer funds obligations, net	(1,049.9)	311.0
Proceeds from issuance of common stock under share-based compensation plans	22.0	40.3
Repurchases of common stock	(28.8)	—
Proceeds from debt issuance	650.0	—
Repayment of long-term debt obligations	(646.5)	(6.0)
Payment of debt refinancing costs	(11.4)	—
Payment of contingent consideration	(3.0)	—
Net cash (used in) provided by financing activities	(1,067.6)	345.3

Effect of exchange rate changes on cash, restricted cash, and equivalents	(18.2)	5.1
Net (decrease) increase in cash, restricted cash, and equivalents	(1,343.8)	465.1
Cash, restricted cash, and equivalents at beginning of period	3,421.4	3,151.2
Cash, restricted cash, and equivalents at end of period	$2,077.6	$3,616.3

Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$494.1	$510.3
Restricted cash	—	0.8
Restricted cash and equivalents included in customer funds	1,583.5	3,105.2
Total cash, restricted cash, and equivalents	$2,077.6	$3,616.3

See accompanying notes to condensed consolidated financial statements.

10 | Q3 2024 Form 10-Q

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

The purchase accounting has not been finalized as of September 30, 2024, with provisional amounts related to intangible assets, including goodwill, and tax positions. Intangible assets recorded for this acquisition consist of $85.2 million of developed technology and $1.8 million of customer relationships. The goodwill arising from the eloomi acquisition is primarily attributable to the potential to achieve synergies and other cost savings through integration with our existing operations. None of the goodwill associated with this acquisition is deductible for income tax purposes.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)
Cash and equivalents	$6.5
Trade receivables, prepaid expenses, and other current assets	4.6
Goodwill	109.1
Other intangible assets	87.0
Other assets	0.6
Accounts payable and accrued liabilities	(3.9)
Deferred revenue	(8.6)
Deferred tax liability	(15.7)
Total purchase price	$179.6

11 | Q3 2024 Form 10-Q

4. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	September 30, 2024
	Level 1	Level 2		Level 3		Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,417.2	(a)	$—		$2,417.2
Total assets measured at fair value	$—	$2,417.2		$—		$2,417.2

Liabilities
DataFuzion contingent consideration	$—	$—		$—	(b)	$—
Total liabilities measured at fair value	$—	$—		$—		$—

	December 31, 2023
	Level 1	Level 2		Level 3		Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,178.3	(a)	$—		$2,178.3
Total assets measured at fair value	$—	$2,178.3		$—		$2,178.3

Liabilities
DataFuzion contingent consideration	$—	$—		$14.9	(b)	$14.9
Total liabilities measured at fair value	$—	$—		$14.9		$14.9

(a)
Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.
(b)
For the contingent consideration related to the 2021 acquisition of certain assets and liabilities of DataFuzion HCM, Inc. ("DataFuzion"), we utilized a Monte Carlo simulation model to estimate the fair value of the contingent liability as of the reporting dates. As of December 31, 2023, our condensed consolidated balance sheet included $8.6 million within other accrued expenses and $6.3 million within other liabilities, respectively, related to this contingent consideration.

Due to the remeasurement of the DataFuzion contingent consideration, we recognized expense of $9.0 million for the three and nine months ended September 30, 2024, and we recognized expense of $4.6 million and $11.8 million for the three and nine months ended September 30, 2023, respectively, within general and administrative expense in our condensed consolidated statements of operations. In August 2024, we made a payment of $23.9 million related to this liability.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2024, assets acquired and liabilities assumed as part of the business combination and liabilities recognized as part of our debt issuance have been measured at fair value on a nonrecurring basis. During the year ended December 31, 2023, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

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

12 | Q3 2024 Form 10-Q

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

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $45.6 million and $38.8 million for the three months ended September 30, 2024, and 2023, respectively, and $155.2 million and $127.5 million for nine months ended September 30, 2024, and 2023, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of September 30, 2024, and December 31, 2023, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	September 30, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$1,558.7	$—	$—	$1,558.7
Available for sale investments:
U.S. government and agency securities	838.5	5.8	(20.3)	824.0
Canadian and provincial government securities	477.9	6.3	(4.4)	479.8
Corporate debt securities	745.2	11.5	(7.1)	749.6
Asset-backed securities	216.5	2.5	(1.0)	218.0
Mortgage-backed securities	68.3	1.8	(0.3)	69.8
Other short-term investments	3.7	—	—	3.7
Other securities	73.1	0.4	(1.2)	72.3
Total available for sale investments	2,423.2	28.3	(34.3)	2,417.2
Invested customer funds	3,981.9	$28.3	$(34.3)	3,975.9
Receivables	24.0			24.8
Total customer funds	$4,005.9			$4,000.7

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,800.7	$—	$—	$2,800.7
Available for sale investments:
U.S. government and agency securities	768.3	2.3	(35.1)	735.5
Canadian and provincial government securities	448.7	1.3	(11.3)	438.7
Corporate debt securities	664.7	2.6	(19.4)	647.9
Asset-backed securities	208.9	1.0	(3.3)	206.6
Mortgage-backed securities	60.3	0.8	(0.7)	60.4
Other short-term investments	16.1	—	—	16.1
Other securities	76.2	0.1	(3.2)	73.1
Total available for sale investments	2,243.2	8.1	(73.0)	2,178.3
Invested customer funds	5,043.9	$8.1	$(73.0)	4,979.0
Receivables	49.6			49.6
Total customer funds	$5,093.5			$5,028.6

13 | Q3 2024 Form 10-Q

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2024
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(In millions)
U.S. government and agency securities	$(0.3)	$58.0	$(20.0)	$452.4	$(20.3)	$510.4
Canadian and provincial government securities	—	—	(4.4)	182.1	(4.4)	182.1
Corporate debt securities	(0.1)	17.7	(7.0)	351.7	(7.1)	369.4
Asset-backed securities	—	8.0	(1.0)	74.8	(1.0)	82.8
Mortgage-backed securities	—	3.0	(0.3)	13.4	(0.3)	16.4
Other securities	—	3.5	(1.2)	56.6	(1.2)	60.1
Total available for sale investments	$(0.4)	$90.2	$(33.9)	$1,131.0	$(34.3)	$1,221.2

Management does not believe that any individual unrealized loss was unrecoverable as of September 30, 2024. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at September 30, 2024, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Cost	Fair Value
	(In millions)
Due in one year or less	$1,895.7	$1,893.2
Due in one to three years	965.0	948.0
Due in three to five years	812.3	819.1
Due after five years	308.9	315.6
Invested customer funds	$3,981.9	$3,975.9

6. Trade and Other Receivables, Net

Trade and other receivables, net, consist of the following:

	September 30, 2024	December 31, 2023
	(In millions)
Trade receivables from customers	$212.7	$177.5
Interest receivable from invested customer funds	16.5	18.1
Dayforce Wallet on-demand pay receivables	12.9	19.6
Other (a)	32.3	27.6
Total gross receivables	274.4	242.8
Less: reserve for sales adjustments and allowance for doubtful accounts	(18.6)	(14.0)
Trade and other receivables, net	$255.8	$228.8

(a)
Other includes short-term investments not classified as cash equivalents, interest receivable, and other current receivables.

14 | Q3 2024 Form 10-Q

Receivables Securitization Program

In the third quarter of 2024, we entered into a receivables securitization program (the "Receivables Securitization Program") with MUFG Bank, Ltd. (“MUFG”), under which MUFG acts as an agent to facilitate the sale of certain Dayforce receivables (the “Receivables”) to MUFG and certain other investors from time-to-time unaffiliated with Dayforce (the “Purchasers”). The sale of these Receivables to the Purchasers is accounted for as a sale of assets under the provisions of Accounting Standards Codification ("ASC") 860, Transfers and Servicing, and as such the Receivables are derecognized from our condensed consolidated balance sheets. We continue to service any Receivables sold to the Purchasers.

In connection with the Receivables Securitization Program, we sell certain trade and other receivables to special purpose entities (the “SPEs”), which are wholly-owned by Dayforce, which in turn sell a portion of these receivables to the Purchasers on a monthly basis. Per the terms of the Receivables Purchase Agreement (“RPA”) between us and MUFG entered into in connection with the Receivables Securitization Program, we may have a maximum of $150.0 million of accounts receivable sold to the Purchasers outstanding at any point in time. The portion of the receivables held by the SPEs, but not sold to the Purchasers, serve as collateral to the Purchasers on the sold Receivables, and are considered restricted accounts receivable. Cash receipts from the sale of Receivables to the Purchasers are reflected in net cash provided by operating activities in the condensed consolidated statements of cash flows.

As of September 30, 2024, there was $210.9 million of restricted accounts receivable held by the SPEs that is reported within trade and other receivables, net on our condensed consolidated balance sheets. Of the Receivables sold to the Purchasers since the inception of the Receivables Securitization Program, $30.1 million remained outstanding as of September 30, 2024.

7. Leases

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	September 30, 2024	December 31, 2023
		(In millions)
Assets
Operating lease assets	Trade and other receivables, net	$0.1	$0.9
Operating lease assets	Prepaid expenses and other current assets	2.8	2.3
Operating lease assets	Right of use lease assets, net	14.7	19.1
Financing lease assets	Property, plant, and equipment, net	5.2	5.8
Total lease assets		$22.8	$28.1
Liabilities
Financing lease liabilities	Current portion of long-term debt	$0.8	$0.8
Operating lease liabilities	Current portion of long-term lease liabilities	6.0	7.0
Financing lease liabilities	Long-term debt, less current portion	5.9	6.5
Operating lease liabilities	Long-term lease liabilities, less current portion	14.0	18.9
Total lease liabilities		$26.7	$33.2

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Operating lease cost	$1.8	$2.1	$5.1	$7.0
Financing lease cost:
Depreciation of lease assets	0.4	0.4	1.4	1.3
Interest on lease liabilities	0.1	—	0.3	0.2
Sublease income	—	(0.1)	(0.1)	(0.3)
Total lease cost, net	$2.3	$2.4	$6.7	$8.2

15 | Q3 2024 Form 10-Q

8. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill and changes therein were as follows:

(In millions)
Balance at December 31, 2023	$2,293.9
Translation	(8.5)
Acquisition	109.1
Balance at September 30, 2024	$2,394.5

Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$302.9	$(244.3)	$58.6	6.3
Trade name	177.2	(106.6)	70.6	0.8
Technology	313.5	(218.9)	94.6	8.0
Total definite-lived intangible assets	$793.6	$(569.8)	$223.8	5.2

Unamortized - indefinite lived:
Trade name	6.4	(1.9)	4.5	n/a
Total other intangible assets	$800.0	$(571.7)	$228.3	n/a

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$302.3	$(239.5)	$62.8	6.6
Trade name	177.1	(39.9)	137.2	1.6
Technology	227.5	(201.8)	25.7	2.3
Total definite-lived intangible assets	$706.9	$(481.2)	$225.7	3.2

Unamortized - indefinite lived:
Trade name	6.5	(2.0)	4.5	n/a
Total other intangible assets	$713.4	$(483.2)	$230.2	n/a

Amortization expense related to definite-lived intangible assets was $29.6 million and $20.5 million for the three months ended September 30, 2024, and 2023, respectively, and $87.5 million and $32.7 million for the nine months ended September 30, 2024, and 2023, respectively.

16 | Q3 2024 Form 10-Q

9. Debt

Overview

Our debt obligations consisted of the following:

	September 30,	December 31,
	2024	2023
	(In millions)
2018 Term Debt, interest rate of 8.0% as of December 31, 2023	$—	$644.3
2024 Term Debt, interest rate of 7.3% as of September 30, 2024	648.4	—
2018 Revolving Credit Facility ($300.0 million available capacity less $1.3 million as of December 31, 2023, reserved for letters of credit)	—	—
2024 Revolving Credit Facility ($350.0 million available capacity less $0.2 million as of September 30, 2024, reserved for letters of credit)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Line of Credit ($1.1 million and $0.5 million letter of credit capacity, respectively, which were fully utilized)	—	—
Financing lease liabilities (Note 7)	6.7	7.3
Total debt	1,230.1	1,226.6
Less unamortized debt issuance costs and discount	12.9	8.9
Less current portion of long-term debt	7.3	7.6
Long-term debt, less current portion	$1,209.9	$1,210.1

Accrued interest and fees related to the debt obligations was $0.7 million and $0.9 million as of September 30, 2024 and December 31, 2023, respectively, and is included within other accrued expenses in our condensed consolidated balance sheets.

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

17 | Q3 2024 Form 10-Q

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

In connection with the refinancing of our debt, we capitalized $7.5 million of additional financing costs and recognized a loss on debt extinguishment of $4.3 million within interest expense, net in our condensed consolidated statements of operations for the nine months ended September 30, 2024.

The 2024 Senior Secured Credit Facility documents contain a requirement that we maintain a ratio of first lien net leverage to Credit Facility EBITDA below specified levels on a quarterly basis; however, such requirement is applicable only if more than 35% of the 2024 Revolving Credit Facility is utilized. As of September 30, 2024, no portion of the 2024 Revolving Credit Facility was utilized.

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

The Convertible Senior Notes will be convertible at the option of the holders at any time only under certain circumstances as outlined in Part II, Item 8, Note 9, “Debt,” to our audited consolidated financial statements in our 2023 Form 10-K. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of September 30, 2024.

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

The Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $570.4 million as of September 30, 2024, with principal of $575.0 million, net of issuance costs of $4.6 million. The Convertible Senior Notes are included within long-term debt, less current portion in our condensed consolidated balance sheets as of September 30, 2024. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

Interest expense recognized related to the Convertible Senior Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Contractual interest expense	$0.4	$0.4	$1.1	$1.1
Amortization of debt issuance costs	0.7	0.7	2.2	2.1
Total	$1.1	$1.1	$3.3	$3.2

18 | Q3 2024 Form 10-Q

Capped Calls

In March 2021, in connection with the pricing of the Convertible Senior Notes, we entered into capped call transactions with the option counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of $132.20 per share, and an initial cap price of $179.26 per share, both subject to certain adjustments. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the Convertible Senior Notes and/or offset any potential cash payments we would be required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Convertible Senior Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholder’s equity in our condensed consolidated balance sheets, we have recorded an amount of $33.0 million as a reduction to additional paid-in capital which will not be remeasured. This represents the premium of $45.0 million paid for the purchase of the Capped Calls, net of the deferred tax impact of $12.0 million.

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2024	$1.6
2025	6.5
2026	581.5
2027	6.5
2028	6.5
Thereafter	620.8
$1,223.4

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at September 30, 2024. The fair value of the 2018 Term Debt and 2024 Term Debt were based on the borrowing rates currently available to us for bank loans with similar terms, maturities, and volumes as our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1.19 billion and $1.16 billion as of September 30, 2024, and December 31, 2023, respectively.

10. Employee Benefit Plans

We maintain defined benefit pension plans covering certain of our current and former U.S. employees (the U.S. pension plan and nonqualified defined benefit plan, collectively referred to as our “defined benefit plans”), as well as a postretirement benefit plan for certain U.S. retired employees that include heath care and life insurance benefits. The defined benefit plans and postretirement benefit plan were terminated with an effective date of September 30, 2024. We anticipate that we will reflect the plan terminations within our condensed consolidated balance sheets on our next remeasurement date of December 31, 2024. We expect all remaining liabilities to be satisfied by the end of 2025.

The components of net periodic cost (gain) for our defined benefit pension plans and for our postretirement benefit plan are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Interest cost	$4.0	$4.2	$12.2	$12.8
Actuarial loss amortization	3.4	2.0	10.0	6.2
Less: Expected return on plan assets	(4.5)	(5.6)	(13.3)	(16.7)
Net periodic pension cost	$2.9	$0.6	$8.9	$2.3

19 | Q3 2024 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Interest cost	$0.1	$0.1	$0.3	$0.3
Actuarial gain amortization	(0.5)	(0.5)	(1.6)	(1.7)
Net periodic postretirement benefit gain	$(0.4)	$(0.4)	$(1.3)	$(1.4)

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

As of September 30, 2024, there were 12.6 million stock options, RSUs, and PSUs outstanding and 9.6 million shares available for grant under approved equity compensation plans.

Total share-based compensation expense was $39.6 million and $36.3 million for the three months ended September 30, 2024, and 2023, respectively, and $118.4 million and $118.0 million for the nine months ended September 30, 2024, and 2023, respectively.

Performance-Based Stock Options

Performance-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	1,754,781	$65.26	6.4	$3.3
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2024	1,754,781	$65.26	5.6	$—
Exercisable at September 30, 2024	1,004,781	$65.26	5.7	$—

As of September 30, 2024, there is no unrecognized expense related to unvested performance-based stock option awards.

Performance Stock Units

PSU activity was as follows:

Shares
Outstanding at December 31, 2023	778,024
Granted	793,447
Vested and released	(339,658)
Forfeited or canceled	(120,528)
Outstanding at September 30, 2024	1,111,285
Releasable at September 30, 2024	—

20 | Q3 2024 Form 10-Q

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

As of September 30, 2024, there was $36.0 million of share-based compensation expense related to unvested PSUs not yet recognized, which is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

RSU activity was as follows:

Shares
Outstanding at December 31, 2023	3,245,092
Granted	2,262,286
Vested and released	(1,147,192)
Forfeited or canceled	(182,892)
Outstanding at September 30, 2024	4,177,294
Releasable at September 30, 2024	—

As of September 30, 2024, there was $168.7 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 1.7 years.

Term-Based Stock Options

Term-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	6,213,998	$51.34	5.5	$110.8
Granted	—	—	—	—
Exercised	(461,791)	(48.94)	—	—
Forfeited or expired	(163,910)	(72.85)	—	—
Outstanding at September 30, 2024	5,588,297	$50.90	4.8	$78.2
Exercisable at September 30, 2024	5,438,511	$49.98	4.7	$78.2

As of September 30, 2024, there was $2.7 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted average period of 0.1 years.

Global Employee Stock Purchase Plan

Our Global Employee Stock Purchase Plan activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2024	58,349	$56.12
June 30, 2024	84,240	42.16
September 30, 2024	65,589	52.06

A total of 1.2 million shares of common stock are available for future issuances under the plan as of September 30, 2024.

21 | Q3 2024 Form 10-Q

12. Revenue and Revenue-Related Activity

Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring	$333.2	$279.6	$992.0	$819.0
Powerpay recurring	24.4	24.0	75.0	72.2
Total Cloud recurring	357.6	303.6	1,067.0	891.2
Other recurring	18.3	21.8	56.6	67.0
Total recurring revenue	375.9	325.4	1,123.6	958.2
Professional services and other	64.1	52.1	171.2	155.8
Total revenue	$440.0	$377.5	$1,294.8	$1,114.0

Recurring revenue includes float revenue of $45.6 million and $38.8 million for the three months ended September 30, 2024, and 2023, respectively, and $155.2 million and $127.5 million for the nine months ended September 30, 2024, and 2023, respectively.

Contract Balances

In accordance with ASC 606, a contract asset is generally recorded when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Additions to contract assets generally represent increases to professional services revenues, and reductions to contract assets generally represent reductions to recurring revenues during the initial contract term. Contract assets expected to be recognized in revenue within twelve months are included within prepaid expenses and other current assets, with the remaining contract assets included within other assets on our condensed consolidated balance sheets. The changes in total contract assets were as follows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Contract assets, beginning of period	$89.0	$68.5
Additions	73.4	71.4
Reductions	(63.8)	(58.2)
Foreign currency translation	0.3	(0.2)
Contract assets, end of period	$98.9	$81.5

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Deferred revenue, beginning of period	$40.2	$41.2
New billings	650.6	572.8
Acquired billings	8.6	—
Revenue recognized	(656.6)	(542.5)
Foreign currency translation	(0.1)	(23.7)
Deferred revenue, end of period	$42.7	$47.8

22 | Q3 2024 Form 10-Q

Deferred Sales Commissions

In accordance with ASC 606, sales commissions paid based on the annual contract value of a signed customer contract are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid based on the annual contract value are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be ten years. Amortization expense for deferred sales commissions was $7.2 million and $5.3 million for the three months ended September 30, 2024, and 2023, respectively, and $20.1 million and $15.0 million for the nine months ended September 30, 2024, and 2023, respectively.

Transaction Price for Remaining Performance Obligations

As of September 30, 2024, approximately $1,310.4 million of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(In millions)
Balance as of December 31, 2023	$(217.4)	$(56.3)	$(163.0)	$(436.7)
Other comprehensive (loss) income before income taxes and reclassifications	(9.4)	58.3	0.4	49.3
Income tax expense	—	(15.4)	(2.2)	(17.6)
Reclassifications to earnings	—	—	8.4	8.4
Other comprehensive (loss) income	(9.4)	42.9	6.6	40.1
Balance as of September 30, 2024	$(226.8)	$(13.4)	$(156.4)	$(396.6)

14. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of September 30, 2024, we have a valuation allowance of $45.9 million against certain deferred tax assets consisting primarily of $31.8 million attributable to other deferred tax assets consisting largely of foreign intangible assets and $14.1 million attributable to state and foreign net operating loss carryovers.

We recorded income tax expense of $16.3 million during the three months ended September 30, 2024, which included tax expense of $7.4 million attributable to Global Intangible Low Taxed Income, $6.7 million attributable to share-based compensation, $3.8 million attributable to foreign tax rate differences, $3.8 million attributable to current operations, and $3.1 million of valuation allowance recorded, partially offset by $9.6 million of valuation allowance released and $1.9 million of tax credits.

23 | Q3 2024 Form 10-Q

We recorded income tax expense of $29.4 million during the nine months ended September 30, 2024, which included tax expense of $13.0 million attributable to Global Intangible Low Taxed Income, $11.4 million attributable to share-based compensation, $7.7 million attributable to current operations, $6.3 million attributable to foreign tax rate differences, and $3.1 million of valuation allowance recorded, partially offset by $12.0 million of valuation allowance released and $6.9 million of tax credits.

The total amount of unrecognized tax benefits as of September 30, 2024, and December 31, 2023, was $1.6 million and $1.0 million, respectively. The $1.6 million represents the amount that, if recognized, would impact our effective income tax rate as of September 30, 2024. We adjust these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

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

24 | Q3 2024 Form 10-Q

16. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method. The basic and diluted net income (loss) per share computations were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share data)
Numerator:
Net income (loss)	$2.0	$(3.8)	$7.3	$9.2

Denominator:
Weighted average shares outstanding - basic	158.1	155.7	157.6	155.0
Effect of dilutive equity instruments	1.6	—	2.3	3.2
Weighted average shares outstanding - diluted	159.7	155.7	159.9	158.2

Net income (loss) per share - basic	$0.01	$(0.02)	$0.05	$0.06
Net income (loss) per share - diluted	$0.01	$(0.02)	$0.05	$0.06

The following potentially dilutive weighted average shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Stock options	2.9	3.1	3.0	2.4
Restricted stock units	2.7	0.6	1.5	0.1
Performance stock units	0.9	0.6	0.8	—

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of September 30, 2024 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principal amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the three and nine months ended September 30, 2024 was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

17. Share Repurchase Program

On July 31, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $500 million of our common stock. During the three months ended September 30, 2024, we repurchased and canceled 0.5 million shares of common stock for an aggregate amount of $30.0 million.

25 | Q3 2024 Form 10-Q

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

26 | Q3 2024 Form 10-Q

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

Constant Currency Revenue

We present percentage change in revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.36 for the three and nine months ended September 30, 2024, compared to $1.34 for the three and nine months ended September 30, 2023.

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

27 | Q3 2024 Form 10-Q

Results of Operations

Three Months Ended September 30, 2024 Compared With Three Months Ended September 30, 2023

	Three Months Ended September 30,		Increase/(Decrease)		Percentage of Revenue
	2024	2023	Amount	%	2024	2023
	(In millions)
Revenue:
Recurring
Cloud	$357.6	$303.6	$54.0	17.8%	81.3%	80.4%
Other	18.3	21.8	(3.5)	(16.1)%	4.2%	5.8%
Total recurring	375.9	325.4	50.5	15.5%	85.4%	86.2%
Professional services and other	64.1	52.1	12.0	23.0%	14.6%	13.8%
Total revenue	440.0	377.5	62.5	16.6%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	75.1	69.9	5.2	7.4%	17.1%	18.5%
Other	12.3	10.6	1.7	16.0%	2.8%	2.8%
Total recurring	87.4	80.5	6.9	8.6%	19.9%	21.3%
Professional services and other	75.1	66.1	9.0	13.6%	17.1%	17.5%
Product development and management	55.4	53.3	2.1	3.9%	12.6%	14.1%
Depreciation and amortization	20.8	17.1	3.7	21.6%	4.7%	4.5%
Total cost of revenue	238.7	217.0	21.7	10.0%	54.3%	57.5%
Gross profit	201.3	160.5	40.8	25.4%	45.8%	42.5%
Selling and marketing	86.4	61.8	24.6	39.8%	19.6%	16.4%
General and administrative	94.1	72.2	21.9	30.3%	21.4%	19.1%
Operating profit	20.8	26.5	(5.7)	(21.5)%	4.7%	7.0%
Interest income	(4.8)	(5.7)	0.9	15.8%	(1.1)%	(1.5)%
Interest expense	13.6	14.6	(1.0)	(6.8)%	3.1%	3.9%
Other (income) expense, net	(6.3)	5.1	(11.4)	(223.5)%	(1.4)%	1.4%
Income before income taxes	18.3	12.5	5.8	46.4%	4.2%	3.3%
Income tax expense	16.3	16.3	—	—	3.7%	4.3%
Net income (loss)	$2.0	$(3.8)	$5.8	152.6%	0.5%	(1.0)%

28 | Q3 2024 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended September 30,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2024	2023	2024 vs. 2023		2024 vs. 2023
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$292.0	$245.6	18.9%	(0.1)%	19.0%
Dayforce float	41.2	34.0	21.2%	(0.3)%	21.5%
Total Dayforce recurring	333.2	279.6	19.2%	(0.1)%	19.3%
Powerpay recurring, excluding float	20.2	19.6	3.1%	(2.0)%	5.1%
Powerpay float	4.2	4.4	(4.5)%	(2.2)%	(2.3)%
Total Powerpay recurring	24.4	24.0	1.7%	(2.0)%	3.7%
Total Cloud recurring	357.6	303.6	17.8%	(0.3)%	18.1%
Other recurring (b)	18.3	21.8	(16.1)%	0.9%	(17.0)%
Total recurring revenue	375.9	325.4	15.5%	(0.2)%	15.7%
Professional services and other (c)	64.1	52.1	23.0%	(—)%	23.0%
Total revenue	$440.0	$377.5	16.6%	(0.1)%	16.7%
(a)
We have calculated percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of percentage change in revenue on a constant currency basis.
(b)
Float attributable to Other recurring was $0.2 million and $0.4 million for the three months ended September 30, 2024, and 2023, respectively.
(c)
For the three months ended September 30, 2024, Professional services and other consisted of $61.8 million and $2.3 million associated with Dayforce and Other, respectively. For the three months ended September 30, 2023, Professional services and other consisted of $48.2 million, $3.8 million, and $0.1 million associated with Dayforce, Other, and Powerpay respectively.

Total revenue increased $62.5 million, or 16.6%, to $440.0 million for the three months ended September 30, 2024, compared to $377.5 million for the three months ended September 30, 2023. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 6.1% to 6,730 at September 30, 2024 from 6,346 at September 30, 2023. Additionally, for the trailing twelve months ended September 30, 2024, Dayforce recurring revenue per customer grew to $159,496 compared to $138,838 for the comparable period in 2023. Please refer to the "How We Assess Performance" and “Non-GAAP Financial Measures” section for discussion of and the definition of Dayforce recurring revenue per customer.

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we continue to expand within the enterprise segment, as well as more customers purchasing our full HCM suite. The increase in float revenue is driven by an increase in average yield of 20 basis points compared to the three months ended September 30, 2023, in addition to a 11.4% increase in average float balance for our customer funds for the three months ended September 30, 2024, which increased to $4.48 billion, compared to $4.02 billion for the three months ended September 30, 2023.

Cost of revenue. Total cost of revenue for the three months ended September 30, 2024, was $238.7 million, an increase of $21.7 million, or 10.0%, compared to the three months ended September 30, 2023.

Recurring cost of revenue for the three months ended September 30, 2024, increased $6.9 million, or 8.6%, compared with the three months ended September 30, 2023, primarily due to additional labor-related costs incurred and increased costs of hosting our applications to support the growing Dayforce customer base globally.

29 | Q3 2024 Form 10-Q

Professional services and other cost of revenue increased $9.0 million, or 13.6%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to increased labor-related costs incurred to take new customers live.

Product development and management expense increased $2.1 million, or 3.9%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase primarily reflects additional personnel costs and increased costs of hosting our development applications. For the three months ended September 30, 2024, and 2023, our investment in software development was $52.4 million and $51.4 million, respectively, consisting of $29.5 million and $28.9 million of research and development expense, and $22.9 million and $22.5 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased $3.7 million, or 21.6%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, as we continue to capitalize and subsequently amortize Dayforce related and other development costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Three Months Ended September 30,
	2024	2023
Total gross margin	45.8%	42.5%
Gross margin by solution:
Cloud recurring	79.0%	77.0%
Other recurring	32.8%	51.4%
Professional services and other	(17.2)%	(26.9)%

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

Total gross margin for the three months ended September 30, 2024 increased 330 basis points compared to the three months ended September 30, 2023 and gross profit increased by $40.8 million, or 25.4% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the $62.5 million or 16.6% increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 79.0% for the three months ended September 30, 2024, compared to 77.0% for the three months ended September 30, 2023. The increase in Cloud recurring gross margin was primarily due to the increase in revenue, including float revenue, and due to the growth of the proportion of Dayforce customers live for more than two years, which increased from 82% as of September 30, 2023 to 87% as of September 30, 2024.

Professional services and other gross margin improved to (17.2)% for the three months ended September 30, 2024, compared to (26.9)% for the three months ended September 30, 2023.

Selling and marketing expense. Selling and marketing expense increased $24.6 million, or 39.8%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in selling and marketing expense is primarily driven by higher personnel-related costs, as well as higher advertising expenses related to the transition of the Company's name and branding to Dayforce, Inc.

General and administrative expense. General and administrative expense increased $21.9 million, or 30.3%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in general and administrative expense is primarily driven by increases in amortization of intangible assets, employee-related costs, and the remeasurement of the DataFuzion contingent consideration. Amortization of the Ceridian trade name contributed $7.0 million of the increase in expense for the three months ended September 30, 2024.

30 | Q3 2024 Form 10-Q

Operating profit. For the three months ended September 30, 2024, operating profit was $20.8 million, compared to $26.5 million for the three months ended September 30, 2023. Operating profit decreased primarily due to the increase in amortization expense and selling and marketing expenses, partially offset by gross margin expansion, driven by an increase in revenue, including float revenue.

Interest income. Interest income was $4.8 million and $5.7 million for the three months ended September 30, 2024, and 2023, respectively. The decrease was primarily due to lower invested balances during the period.

Interest expense. Interest expense was $13.6 million and $14.6 million for the three months ended September 30, 2024, and 2023, respectively. The decrease was primarily due to the decrease in applicable reference rates on our Term Debt.

Other expense, net. For the three months ended September 30, 2024, and 2023, we incurred other income, net of $6.3 million and other expense, net of $5.1 million, respectively. Other expense, net was primarily comprised of foreign currency translation losses (gains) and net periodic pension expense.

Income tax expense. For the three months ended September 30, 2024, and 2023, we recorded income tax expense of $16.3 million for both periods. The components of income tax expense changing year over year include increases of $2.8 million attributable to share-based compensation, $1.9 million attributable to Global Intangible Low Taxed Income, $1.7 million attributable to foreign tax rate differences, and $1.2 million attributable to current operations, partially offset by decreases of $6.4 million attributable to the change in valuation allowance, $2.6 million attributable to Base Erosion and Anti-Abuse Tax, and $1.9 million attributable to tax credits.

Net income (loss). We realized net income of $2.0 million for the three months ended September 30, 2024, compared to net loss of $3.8 million for the three months ended September 30, 2023. The change was primarily due to an increase in revenue, including float revenue, gross margin expansion, and other income, net, partially offset by increases in amortization expense.

31 | Q3 2024 Form 10-Q

Nine Months Ended September 30, 2024 Compared With Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		Increase/(Decrease)		Percentage of Revenue
	2024	2023	Amount	%	2024	2023
	(In millions)
Revenue:
Recurring
Cloud	$1,067.0	$891.2	$175.8	19.7%	82.4%	80.0%
Other	56.6	67.0	(10.4)	(15.5)%	4.4%	6.0%
Total recurring	1,123.6	958.2	165.4	17.3%	86.8%	86.0%
Professional services and other	171.2	155.8	15.4	9.9%	13.2%	14.0%
Total revenue	1,294.8	1,114.0	180.8	16.2%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	228.5	204.8	23.7	11.6%	17.6%	18.4%
Other	36.6	34.6	2.0	5.8%	2.8%	3.1%
Total recurring	265.1	239.4	25.7	10.7%	20.5%	21.5%
Professional services and other	210.8	197.0	13.8	7.0%	16.3%	17.7%
Product development and management	166.8	153.5	13.3	8.7%	12.9%	13.8%
Depreciation and amortization	58.6	47.4	11.2	23.6%	4.5%	4.3%
Total cost of revenue	701.3	637.3	64.0	10.0%	54.2%	57.2%
Gross profit	593.5	476.7	116.8	24.5%	45.8%	42.8%
Selling and marketing	248.5	177.5	71.0	40.0%	19.2%	15.9%
General and administrative	269.4	204.9	64.5	31.5%	20.8%	18.4%
Operating profit	75.6	94.3	(18.7)	(19.8)%	5.8%	8.5%
Interest income	(13.3)	(14.5)	1.2	(8.3)%	(1.0)%	(1.3)%
Interest expense	46.5	41.7	4.8	11.5%	3.6%	3.7%
Other expense, net	5.7	6.6	(0.9)	(13.6)%	0.4%	0.6%
Income before income taxes	36.7	60.5	(23.8)	(39.3)%	2.8%	5.4%
Income tax expense	29.4	51.3	(21.9)	(42.7)%	2.3%	4.6%
Net income	$7.3	$9.2	$(1.9)	(20.7)%	0.6%	0.8%

32 | Q3 2024 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Nine Months Ended September 30,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2024	2023	2024 vs. 2023		2024 vs. 2023
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$852.1	$706.5	20.6%	(0.2)%	20.8%
Dayforce float	139.9	112.5	24.4%	(0.2)%	24.6%
Total Dayforce recurring	992.0	819.0	21.1%	(0.2)%	21.3%
Powerpay recurring, excluding float	60.6	58.8	3.1%	(1.2)%	4.3%
Powerpay float	14.4	13.4	7.5%	(0.7)%	8.2%
Total Powerpay recurring	75.0	72.2	3.9%	(1.1)%	5.0%
Total Cloud recurring	1,067.0	891.2	19.7%	(0.3)%	20.0%
Other recurring (b)	56.6	67.0	(15.5)%	(1.0)%	(14.5)%
Total recurring revenue	1,123.6	958.2	17.3%	(0.3)%	17.6%
Professional services and other (c)	171.2	155.8	9.9%	(0.2)%	10.1%
Total revenue	$1,294.8	$1,114.0	16.2%	(0.3)%	16.5%
a)
Dayforce has calculated percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of percentage change in revenue on a constant currency basis.
b)
Float attributable to Other recurring was $0.9 million and $1.6 million for the nine months ended September 30, 2024, and 2023, respectively.
c)
For the nine months ended September 30, 2024, Professional services and other consisted of $164.4 million, $6.6 million, and $0.2 million associated with Dayforce, Other, and Powerpay, respectively. For the nine months ended September 30, 2023, Professional services and other consisted of $144.6 million, $11.1 million, and $0.1 million associated with Dayforce, Other, and Powerpay respectively.

Total revenue increased $180.8 million, or 16.2%, to $1,294.8 million for the nine months ended September 30, 2024, compared to $1,114.0 million for the nine months ended September 30, 2023. This increase was primarily attributable to the increase in live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue. The number of live Dayforce customers increased 6.1% to 6,730 at September 30, 2024 from 6,346 at September 30, 2023. Additionally, for the trailing twelve months ended September 30, 2024, Dayforce recurring revenue per customer grew to $159,496 compared to $138,838 for the comparable period in 2023. Please refer to the "How We Assess Performance" and “Non-GAAP Financial Measures” section for discussion of and the definition of Dayforce recurring revenue per customer.

The increase in Dayforce recurring revenue per customer is driven by the growing average size of our customers, as we continue to expand within the enterprise segment, as well as more customers purchasing our full HCM suite. The increase in float revenue is driven by an increase in average yield of 37 basis points compared to the nine months ended September 30, 2023, in addition to a 7.2% increase in average float balance for our customer funds for the nine months ended September 30, 2024, which increased to $4.94 billion, compared to $4.61 billion for the nine months ended September 30, 2023.

Cost of revenue. Total cost of revenue for the nine months ended September 30, 2024, was $701.3 million, an increase of $64.0 million, or 10.0%, compared to the nine months ended September 30, 2023.

Recurring cost of revenue for the nine months ended September 30, 2024, increased $25.7 million, or 10.7%, compared to the nine months ended September 30, 2023, primarily due to additional labor-related costs and increased costs of hosting our applications to support the growing Dayforce customer base globally.

33 | Q3 2024 Form 10-Q

Professional services and other cost of revenue increased $13.8 million, or 7.0%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to increased labor-related costs incurred to take new customers live.

Product development and management expense increased $13.3 million, or 8.7%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase primarily reflects additional personnel costs and increased costs of hosting our development applications. For the nine months ended September 30, 2024, and 2023, our investment in software development was $158.3 million and $146.6 million, respectively, consisting of $90.2 million and $80.6 million of research and development expense, and $68.1 million and $66.0 million in capitalized software development costs, respectively.

Depreciation and amortization expense associated with cost of revenue increased $11.2 million, or 23.6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, as we continue to capitalize and subsequently amortize Dayforce related and other development costs.

Gross profit. The following table presents total gross margin and solution gross margins for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Total gross margin	45.8%	42.8%
Gross margin by solution:
Cloud recurring	78.6%	77.0%
Other recurring	35.3%	48.4%
Professional services and other	(23.1)%	(26.4)%

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

Total gross margin for the nine months ended September 30, 2024 increased 300 basis points compared to the nine months ended September 30, 2023 and gross profit increased by $116.8 million, or 24.5% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the $180.8 million or 16.2% increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 78.6% for the nine months ended September 30, 2024, compared to 77.0% for the nine months ended September 30, 2023. The increase in Cloud recurring gross margin was primarily due to the increase in revenue, including float revenue, and due to the growth of the proportion of Dayforce customers live for more than two years, which increased from 82% as of September 30, 2023 to 87% as of September 30, 2024.

Professional services and other gross margin improved to (23.1)% for the nine months ended September 30, 2024, compared to (26.4)% for the nine months ended September 30, 2023.

Selling and marketing expense. Selling and marketing expense increased $71.0 million, or 40.0%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in selling and marketing expense is primarily driven by higher personnel-related costs, as well as higher advertising expenses related to the transition of the Company's name and branding to Dayforce, Inc.

General and administrative expense. General and administrative expense increased $64.5 million, or 31.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in general and administrative expense is driven by increases in amortization of intangible assets, including $48.8 million related to the Ceridian trade name, and employee-related costs, partially offset by a reduction in share-based compensation expense and lower expense related to the DataFuzion contingent consideration.

34 | Q3 2024 Form 10-Q

Operating profit. For the nine months ended September 30, 2024, operating profit was $75.6 million, compared to $94.3 million for the nine months ended September 30, 2023. Operating profit decreased due to increases in amortization expense and selling and marketing expenses related to rebranding, partially offset by gross margin expansion from the increase in revenue, including float revenue.

Interest income. Interest income was $13.3 million and $14.5 million for the nine months ended September 30, 2024, and 2023, respectively. The decrease was primarily due to lower invested balances during the period.

Interest expense. Interest expense was $46.5 million and $41.7 million for the nine months ended September 30, 2024, and 2023, respectively. The increase was primarily due to a $4.3 million loss on debt extinguishment recognized during the nine months ended September 30, 2024 related to the refinancing of certain credit agreements. Please refer to Part I, Item 1, Note 9, "Debt" for additional information.

Other expense, net. For the nine months ended September 30, 2024, and 2023, we incurred other expense, net of $5.7 million and $6.6 million, respectively. Other expense, net was primarily comprised of foreign currency translation losses (gains) and net periodic pension expense.

Income tax expense. For the nine months ended September 30, 2024, and 2023, we recorded income tax expense of $29.4 million and $51.3 million, respectively. The decrease in income tax expense was primarily due to $10.8 million attributable to the change in valuation allowance, $6.9 million attributable to tax credits, and $5.1 million attributable to Base Erosion and Anti-Abuse Tax.

Net income. We realized net income of $7.3 million for the nine months ended September 30, 2024, compared to $9.2 million for the nine months ended September 30, 2023. Net income declined primarily due to a decrease in operating profit and an increase in other expense, net, partially offset by lower income tax expense.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our 2024 Revolving Credit Facility and the Receivables Securitization Program, and proceeds from debt issuances and equity offerings. As of September 30, 2024, we had cash and equivalents of $494.1 million and our total debt was $1,230.1 million.

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

We believe that our cash flow from operations, available cash and equivalents, and availability under our 2024 Revolving Credit Facility and the Receivables Securitization Program will be sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and to fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or raise additional equity to finance such acquisitions, which would result in additional expenses and/or dilution.

35 | Q3 2024 Form 10-Q

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

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net cash provided by operating activities	$200.1	$129.6
Net cash used in investing activities	(458.1)	(14.9)
Net cash (used in) provided by financing activities	(1,067.6)	345.3
Effect of exchange rate changes on cash, restricted cash, and equivalents	(18.2)	5.1
Net (decrease) increase in cash, restricted cash, and equivalents	(1,343.8)	465.1
Cash, restricted cash, and equivalents at beginning of period	3,421.4	3,151.2
Cash, restricted cash, and equivalents at end of period	2,077.6	3,616.3

Cash and equivalents	494.1	510.3
Restricted cash and equivalents	1,583.5	3,106.0
Total cash, restricted cash, and equivalents	$2,077.6	$3,616.3

Operating Activities

Net cash provided by operating activities was $200.1 million during the nine months ended September 30, 2024 compared to $129.6 million during the nine months ended September 30, 2023. For both periods, cash inflows from operating activities are primarily generated from the subscriptions of our solutions. Cash outflows from operating activities for both periods are primarily comprised of personnel-related expenditures, including the payout of year-end employee compensation, and the renewals of prepaid annual contracts that are integral to our business operations. The positive cash inflows in both periods is primarily due to our growing revenue, partially offset by our operating costs, mainly, investment in our sales force to support our growth initiatives and those product development and management costs which are not eligible for capitalization.

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $458.1 million, consisting of purchases of customer funds marketable securities of $483.2 million, acquisition costs, net of cash acquired, of $173.1 million, capital expenditures of $82.8 million, and purchases of marketable securities of $10.0 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $283.4 million, and proceeds from the sale and maturity of marketable securities of $7.6 million. Our capital expenditures included $74.1 million for software and technology and $8.7 million for property, plant, and equipment.

During the nine months ended September 30, 2023, net cash used in investing activities was $14.9 million, consisting of purchases of customer funds marketable securities of $252.0 million and capital expenditures of $88.3 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $326.4 million. Our capital expenditures included $72.9 million for software and technology and $15.4 million for property, plant, and equipment.

36 | Q3 2024 Form 10-Q

Financing Activities

Net cash used in financing activities was $1,067.6 million during the nine months ended September 30, 2024. This cash outflow is primarily attributable to a decrease in net customer fund obligations of $1,049.9 million, payments on our long-term debt obligations of $646.5 million, repurchases of common stock of $28.8 million, payment of debt refinancing costs of $11.4 million, and payment of contingent consideration of $3.0 million, partially offset by an increase in proceeds from our debt issuance of $650.0 million and proceeds from issuance of common stock under our share-based compensation plans of $22.0 million.

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

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2024, our remaining performance obligations were approximately $1,310.4 million. Please refer to Part 1, Item 1, Note 12, “Revenue and Revenue-Related Activities” for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Contractual Obligations

During the nine months ended September 30, 2024, there were no significant changes to our contractual obligations as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contractual Obligations" contained in our 2023 Form 10-K.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2024, there were no significant changes to our critical accounting policies and estimates as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" contained in our 2023 Form 10-K.

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

37 | Q3 2024 Form 10-Q

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

38 | Q3 2024 Form 10-Q

The following tables reconcile our reported results to our non-GAAP financial measures:

	Three Months Ended September 30, 2024
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$75.1	79.0%	$3.0	$—	$0.1	$72.0	79.9%

Operating profit	$20.8	4.7%	$39.6	$29.6	$13.2	$103.2	23.5%

Net income	$2.0	0.5%	$39.6	$29.6	$3.3	$74.5	16.9%
Interest expense, net	8.8		—	—	—	8.8
Income tax expense (c)	16.3		—	—	(4.0)	20.3
Depreciation and amortization	52.1		—	29.6	—	22.5
EBITDA	$79.2		$39.6	$—	$7.3	$126.1	28.7%

Net income per share - diluted (d)	$0.01		$0.25	$0.19	$0.02	$0.47

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net (loss) income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $9.0 million related to the fair value adjustment for the DataFuzion contingent consideration, $3.2 million of restructuring expenses, $3.2 million of costs associated with the planned termination of our frozen U.S. pension plan, $1.0 million of fees associated with initiating the receivables securitization program, and $9.1 million of foreign exchange gain, along with a $4.0 million net adjustment for the effect of income taxes related to these items. Please refer to the "Non-GAAP Financial Measures" section for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share are calculated based upon 159.7 million weighted average shares of common stock.

39 | Q3 2024 Form 10-Q

	Three Months Ended September 30, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$69.9	77.0%	$3.9	$—	$—	$66.0	78.3%

Operating profit	$26.5	7.0%	$36.4	$20.5	$6.0	$89.4	23.7%

Net (loss) income	$(3.8)	(1.0)%	$36.4	$20.5	$5.2	$58.3	15.4%
Interest expense, net	8.9		—	—	—	8.9
Income tax expense (c)	16.3		—	—	(5.5)	21.8
Depreciation and amortization	38.7		—	20.5	—	18.2
EBITDA	$60.1		$36.4	$—	$10.7	$107.2	28.4%

Net (loss) income per share - diluted (d)	$(0.02)		$0.23	$0.13	$0.03	$0.37

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $4.7 million of foreign exchange loss, $4.6 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $1.2 million of restructuring expenses, and $0.2 million related to the abandonment of certain leased facilities, along with a $5.5 million net adjustment for the effect of income taxes related to these items. Please refer to the "Non-GAAP Financial Measures" section for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP diluted net loss per share is calculated based upon 155.7 weighted average shares of common stock, and Adjusted diluted net income per share is calculated based upon 158.8 million weighted average shares of common stock.

40 | Q3 2024 Form 10-Q

	Nine Months Ended September 30, 2024
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$228.5	78.6%	$9.6	$—	$0.9	$218.0	79.6%

Operating profit	$75.6	5.8%	$118.4	$87.5	$25.7	$307.2	23.7%

Net income	$7.3	0.6%	$118.4	$87.5	$5.5	$218.7	16.9%
Interest expense, net	33.2		—	—	—	33.2
Income tax expense (c)	29.4		—	—	(27.0)	56.4
Depreciation and amortization	151.5		—	87.5	—	64.0
EBITDA	$221.4		$118.4	$—	$32.5	$372.3	28.8%

Net income per share - diluted (d)	$0.05		$0.74	$0.55	$0.03	$1.37

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
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $15.7 million of restructuring expenses, $9.7 million of costs associated with the planned termination of our frozen U.S. pension plan, $9.0 million related to the fair value adjustment for the DataFuzion contingent consideration, $1.0 million of fees associated with initiating the receivables securitization program, and $2.9 million of foreign exchange gain, along with a $27.0 million net adjustment for the effect of income taxes related to these items. Please refer to the "Non-GAAP Financial Measures" section for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share are calculated based upon 159.9 million weighted average shares of common stock.

41 | Q3 2024 Form 10-Q

	Nine Months Ended September 30, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$204.8	77.0%	$11.9	$—	$—	$192.9	78.4%

Operating profit	$94.3	8.5%	$118.3	$32.7	$15.6	$260.9	23.4%

Net income	$9.2	0.8%	$118.3	$32.7	$(1.8)	$158.4	14.2%
Interest expense, net	27.2		—	—	—	27.2
Income tax expense (c)	51.3		—	—	(22.7)	74.0
Depreciation and amortization	84.1		—	32.7	—	51.4
EBITDA	$171.8		$118.3	$—	$20.9	$311.0	27.9%

Net income per share - diluted (d)	$0.06		$0.75	$0.21	$(0.01)	$1.00

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
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items including $11.8 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, $5.3 million of foreign exchange loss, $3.4 million of restructuring expenses, and $0.4 million related to the abandonment of certain leased facilities, along with a $22.7 million net adjustment for the effect of income taxes related to these items. Please refer to the "Non-GAAP Financial Measures" section for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
GAAP and Adjusted diluted net income per share are calculated based upon 158.2 million weighted average shares of common stock.

42 | Q3 2024 Form 10-Q

The following table reconciles net cash provided by operating activities to the non-GAAP financial measure free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net cash provided by operating activities	$91.8	$36.6	$200.1	$129.6
Expenditures for property, plant, and equipment	(2.0)	(5.3)	(8.7)	(15.4)
Expenditures for software and technology	(26.4)	(26.5)	(74.1)	(72.9)
Free cash flow	$63.4	$4.8	$117.3	$41.3

43 | Q3 2024 Form 10-Q

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

44 | Q3 2024 Form 10-Q

Pension Obligation Risk. We provide a pension plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by us or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. With an effective date of September 30, 2024, the pension plan was terminated. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. The effective discount rate used in accounting for pension and other benefit obligations in 2023 ranged from 4.52% to 4.65%. The expected rate of return on plan assets for qualified pension benefits in 2024 is 4.80%.

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

Based on that evaluation, and as a result of the GITC Material Weakness identified as part of the 2023 annual evaluation and defined below, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. The GITC Material Weakness continues to be the sole material weakness in our internal control over financial reporting as of September 30, 2024. In light of the GITC Material Weakness, management performed additional analyses and other procedures, and has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.

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

45 | Q3 2024 Form 10-Q

Changes in Internal Control over Financial Reporting

With the exception of the on-going remediation activities in response to the GITC Material Weakness identified above, there were no changes to our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

46 | Q3 2024 Form 10-Q

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", the reader should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors” in our 2023 Form 10-K. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our 2023 Form 10-K, with the exception of the items listed below.

The price of our common stock may be volatile, and investors may lose all or part of their investment.

The market price and volume of our common stock trading has experienced, and may continue to experience, wide fluctuations and volatility. Factors that may impact our performance and market price include those discussed elsewhere in this “Risk Factors” section of this Form 10-Q, as well as the risk factors discussed in Part I, Item 1A. of our 2023 Form 10-K, and others such as: market factors such as economic recession or monetary policy actions by central banking authorities, announcement or filing with the SEC by us or our competitors of acquisitions, business plans or commercial relationships as well as new services; any major change in our senior management or board of directors; sales, or anticipated sales, of our stock, including sales by our officers, directors, and significant stockholders; repurchases of our common stock under our share repurchase program or the decision to terminate or suspend any repurchases; issuance of new, negative, or changed securities analysts’ reports or recommendations or estimates; investor perceptions of us and the industries in which we or our customers operate; and threatened or actual litigation and governmental investigations.

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

Our share repurchase program may increase the volatility of the market price of our stock and adversely affect our liquidity. Further, we may not realize the anticipated long-term stockholder value of our share repurchase program.

In July 2024, we announced that our board of directors approved a share repurchase program authorizing the purchase of up to $500 million of our issued and outstanding common stock. The authorization does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the authorization, and the repurchase program may be modified, suspended, or terminated at any time and for any reason. Any future announcement of a termination or suspension of the program, or our decision not to utilize the full authorized repurchase amount under the program, may reduce investor confidence and/or result in a decrease in the market price of our shares.

The existence of the repurchase program could cause our stock price to trade higher than it otherwise would and could potentially reduce the market liquidity for our stock. The repurchase program may not enhance long-term stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares. Additionally, short-term stock price fluctuations could reduce the number or amount of shares we may ultimately repurchase pursuant to the program.

47 | Q3 2024 Form 10-Q

Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes. The actual timing, number, and value of shares repurchased will depend on various factors, including the market price of our common stock, trading volume, general market conditions, and other corporate and economic considerations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below presents information with respect to Dayforce common stock purchases made during the three months ended September 30, 2024 by Dayforce or any "affiliated purchaser" of Dayforce, as defined in Rule 10b-18(a)(3) under the Exchange Act:

For the Month Ended	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program

July 31, 2024	—	$—	—	$500.0
August 31, 2024	180,976	55.27	180,976	490.0
September 30, 2024	339,063	58.99	339,063	470.0
Total	520,039	$57.69	520,039	$470.0
(a)
On July 31, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $500 million of our common stock. The share repurchase program has no expiration date.
(b)
Average price paid includes costs associated with the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

On August 15, 2024, William McDonald, Executive Vice President, Chief Legal and Compliance Officer, and Corporate Secretary of the Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 (the “McDonald Plan”). The McDonald Plan provides for the potential sale of up to 41,394 shares of our common stock, subject to certain conditions, from March 17, 2025 through November 5, 2025. The McDonald Plan was effected within our open trading window periods and was done in compliance with our insider trading policy.

Other than the aforementioned, during the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

48 | Q3 2024 Form 10-Q

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on February 1, 2024).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on October 30, 2024).

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

10.1

Receivables Purchase Agreement, dated as of September 13, 2024, by and among Dayforce Receivables LLC, as a seller, Dayforce Canada Receivables LP, as a seller, Dayforce US, Inc., as a servicer, Dayforce Canada Ltd., as a servicer, Dayforce National Trust Bank, as a servicer, the financial institutions as purchaser party thereto from time to time and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 13, 2024).

10.2

U.S. Purchase and Sale Agreement, dated as of September 13, 2024, by and among Dayforce Licensing LLC, as an originator, Dayforce US, Inc., as an originator and as a servicer, Dayforce National Trust Bank, as a servicer, and Dayforce Receivables LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on September 13, 2024).

10.3

Canadian Purchase and Sale Agreement, dated as of September 13, 2024, by and among Dayforce Canada Ltd., as the originator, and as the servicer, and Dayforce Canada Receivables LP, as buyer, and MUFG Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on September 13, 2024).

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

^ Filed herewith.

49 | Q3 2024 Form 10-Q

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

50 | Q3 2024 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYFORCE, INC.

Date: October 30, 2024	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Jeremy R. Johnson
		Name:	Jeremy R. Johnson
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

51 | Q3 2024 Form 10-Q