Form 10-K
period 2024-12-31
Dayforce, Inc.
filed 2025-02-28
CIK 1725057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-38467

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the $49.60 closing price of the shares of Common Stock on the New York Stock Exchange on June 30, 2024, was $5.3 billion. (For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, and holders of 25% or more, in the aggregate across affiliated funds, of the Registrant’s Common Stock. Exclusion of shares held by any person should not be construed as a conclusion by the Registrant, or an admission by any such person, that such person is an "affiliate" for any other purpose.)

The number of shares of the Registrant’s Common Stock outstanding as of February 21, 2025 was 158,921,563.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2024.

1 | 2024 Form 10-K

2 | 2024 Form 10-K

Unless the context requires otherwise, references in this Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2024 of Dayforce, Inc. and subsidiaries to “our company,” the “Company,” “we,” “us,” and “our” refer to Dayforce, Inc. and its direct and indirect subsidiaries on a consolidated basis.

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

3 | 2024 Form 10-K

PART I

Item 1. Business.

Overview

Dayforce, Inc. is a global human capital management (“HCM”) software company. Dayforce, our flagship Cloud HCM platform, provides a full suite of HCM functionality, including global human resources (“HR”), payroll and tax, workforce management, benefits, and talent intelligence functionality. In addition to Dayforce, we sell Powerpay, a Cloud HR and payroll solution for the Canadian small business market, through both direct sales and established partner channels. We also continue to support customers using our legacy North America solutions and customers using our acquired solutions in the Asia Pacific Japan ("APJ") region. We invest in maintenance and necessary updates with the legacy technology to support our customers and continue to migrate them to Dayforce. Revenue from our recurring solutions includes investment income generated from holding customer funds, also referred to as float revenue or float.

The following five strategic growth levers drive our long-term perspectives, near-term decision making, and stockholder alignment:

•
Acquiring new customers in the markets where we have seen success to-date;
•
Extending the Dayforce platform, thereby allowing us to deliver more value to our current and prospective customers;
•
Expanding within the enterprise segment;
•
Accelerating our global expansion both by serving local customers in new geographies, and by extending our scope to service global multinational customers; and finally,
•
Driving incremental value for our customers by innovating in adjacent markets around our core HCM suite, such as the Dayforce Wallet and Dayforce Flex Work.

Products and Solutions

Dayforce

Dayforce is a single application that provides continuous real-time calculations across all modules to enable, for example, payroll administrators access to data through the entire pay period, and managers access to real-time data to optimize work schedules. Our Dayforce platform is used by organizations to optimize management of the entire employee lifecycle, including attracting, hiring, engaging, paying, and developing their people. In 2024, we received several accolades for our Dayforce solution, including:

•
Named as a Leader in the 2024 Gartner® Magic Quadrant™ for Cloud HCM Suites for 1,000+ Employee Enterprises for the fifth consecutive year.
•
Scored highest in both North American Compliance Suite 1,000-2,500 and North American Compliance Suite 2,500+ Use Cases in the Gartner 2024 Critical Capabilities report for Cloud HCM Suites for Enterprises with 1,000+ Employees.
•
Earned a 2024 Top HR Products of the Year Award from Human Resources Executive Magazine for Dayforce Career Explorer.
•
Placed on the Constellation ShortList™ within four categories: Workforce Management Suites, HCM Suites with a North American Focus, Global HCM Suites, and Payroll for North American SMBs.
•
Placed highest on the value realization axis within the Hackett Group’s inaugural Digital World Class Matrix™.
•
Named a Leader in both the PEAK Matrix® Assessment 2024 for People Analytics and in the Nucleus Research WFM Technology Value Matrix 2024.

4 | 2024 Form 10-K

Our Dayforce platform is continuously evolving to address the needs of organizations. In 2024, Dayforce Co-Pilot, an artificial intelligence (“AI”) assistant personalized to answer contextual questions, summarize data, and provide step-by-step guidance, was made generally available to all customers. In 2024, we also announced the anticipated 2025 availability of several capabilities in the Dayforce platform, including Dayforce AI agents which are in production and in the final stages of testing and refinement, and Dayforce Demand Forecasting which is currently under development, that are designed to continue leveraging AI and AI enhanced machine learning algorithms, respectively, to help organizations improve productivity and planning. Please refer to Part I, Item 1A, “Risk Factors” for further discussion of our uses of AI and AI-related risks, including possible adverse developments and potential barriers to adoption.

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

Payroll and Tax

Dayforce empowers employers to manage their global payroll needs within a single system. Through our Dayforce platform, payroll administrators with localized payroll functionality are able to make updates to time and pay in real-time. Dayforce supports payroll in over 200 countries and territories around the world, while providing employers with a centralized global view of their payroll data. This global payroll model is powered by a combination of company-owned and partner unified payroll engines with an automated data exchange that affords employees and administrators to have a consistent, intuitive single user experience. Native payroll is available in certain countries across North America, APJ, and Europe, the Middle East, and Africa ("EMEA"), where Dayforce’s continuous calculation engine offers flexibility, accuracy, and efficiency in the payroll process. In these native markets, we also manage the movement and remittance of taxes to tax authorities on behalf of our customers. With a flexible rules-based configuration and regional partnerships, Dayforce helps organizations with regulation and compliance concerns regardless of where employees work or live. We are continuing to innovate and expand payroll functionality into new markets to enhance the customer experience for large enterprises operating globally.

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

Dayforce Wallet

Dayforce Wallet is a digital payment solution that gives employees instant access to their net earnings through on-demand pay requests. With Dayforce Wallet, employees’ funds are loaded onto a paycard, which generates interchange fee revenue when used. As of December 31, 2024, over 1,350 customers were live on Dayforce Wallet.

5 | 2024 Form 10-K

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

Talent Intelligence

Dayforce Talent Intelligence, a suite of next generation talent acquisition and talent management solutions powered by AI and driven by data, helps organizations recruit, hire, retain, and develop their workforce. Dayforce Talent Intelligence transforms talent management and recruitment strategies by using AI in conjunction with talent data from across the employee lifecycle to provide organizations insights that enable them to make more efficient, accurate, and fair talent decisions. Talent Intelligence can also objectively measure workforce demographics while identifying inequity in everything from payroll to promotion opportunities to help employers create actionable policy changes. Customers can leverage Talent Intelligence tools for recruiting, onboarding, engagement, performance management, succession planning, compensation management, and employee career planning and skills development.

Powerpay

Powerpay is a Cloud platform that provides scalable and straightforward payroll and HR solutions. We offer Powerpay for Canadian organizations with fewer than 100 employees.

Other

We also offer payroll and payroll-related services using legacy technology and on-premise technology from our acquired businesses in APJ. We invest in maintenance and necessary updates to support our customers. However, we generally stopped selling our legacy North America payroll solutions to new customers in the United States ("U.S.") and Canada, and we intend to stop actively selling our acquired on-premise payroll solutions to new customers on a stand-alone basis. In addition to customers who use our legacy payroll services, prior to modernizing the technology platforms utilized for stand-alone tax services, certain customers used our legacy tax filing services on a stand-alone basis through 2022.

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

6 | 2024 Form 10-K

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

Customers

Dayforce is scalable and designed to serve organizations with more than 100 employees. The Dayforce customer base has increased from 482 as of December 31, 2012 to 6,876 customers on the platform as of December 31, 2024 representing approximately 7.62 million global employees. We define a customer as a single organization, such as a company, a non-profit association, an educational institution, or government entity. Our customer count and number of global employees excludes data from the acquisitions of Ascender, Adam HCM, and eloomi. We also have approximately 38,000 Powerpay customer accounts. No single customer accounted for more than 2% of our revenues during the year ended December 31, 2024.

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

Technology, Hosting, and Research and Development (“R&D”)

Technology and innovation are at the core of Dayforce, Inc. Our innovation and development process are customer driven. We work directly with customers to understand their needs and deliver solutions that address their challenges while taking into consideration the entire user experience. We are committed to protecting the information of our customers, our employees, and our contractors, along with other business data.

Our R&D team is responsible for the design, development, and testing of our applications. We believe our modern Cloud technology stack, agile design and development methodologies, and efficient software deployment process enable us to innovate quickly in response to industry trends. We host our Cloud-based applications and serve our customers from facilities operated by third-party providers, primarily Microsoft Azure. While we control and have access to our infrastructure and all components of our network, we do not control the operation of these third-party facilities.

Dayforce National Trust Bank

Dayforce National Trust Bank (“DNTB”), our wholly-owned national trust bank chartered and regulated by the Office of Comptroller of the Currency (the "OCC"), acts as trustee for our U.S. payroll trust. Our payroll trust structure provides bankruptcy-remoteness protection for client funds pending remittance to their employees, tax authorities, and other payees.

Intellectual Property

Our success and ability to compete depends in part upon our intellectual property. We primarily rely on copyright, trade secret, and trademark laws; trade secret protection; internal policies and technical controls; and confidentiality, non-disclosure or license agreements with our employees, customers, partners, and others to protect our intellectual property rights.

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

7 | 2024 Form 10-K

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

Seasonality

We have in the past and expect in the future to experience seasonal fluctuations in our revenues and new customer contracts with the fourth quarter historically being our strongest quarter for new customer contracts, renewals, and customer go-lives. Although the growth of our Cloud solutions and the ratable nature of our fees makes this seasonality less apparent in our overall results of operations, we expect our revenue to fluctuate quarterly and to be higher in the fourth and first quarters of each year. Fourth quarter revenue seasonality is primarily driven by year-end processing fees and Dayforce customer go-lives; and first quarter revenue seasonality is primarily driven by revenue earned for printing of year-end tax packages.

Human Capital

Our people are core to our business as a leading HCM solutions provider. Our Chief People Officer, together with our internal senior leadership committee, is responsible for developing and executing our human capital strategy. Our Chief People Officer and CEO regularly update our Board of Directors, the Corporate Governance and Nominating Committee, and the Compensation Committee on human capital matters and seek their input on subjects such as employee development, succession planning and executive compensation programs, as appropriate.

Employee Base and Benefits

As of December 31, 2024, we had more than 9,600 employees globally. In addition to our corporate employees, we launched Dayforce Flex Work in 2024, through which we hire shift workers to fill shift opportunities provided by our customers.

The wide range of compensation and benefits we provide to our corporate employees enhance the workplace experience. In addition to salaries, these benefits (which vary by country and region) include annual bonuses, equity awards, a global employee stock purchase program, retirement savings plans, healthcare and insurance benefits, fertility and family building benefits, health savings and flexible savings spending accounts, time away from work, parental leave, flexible and remote work options, employee assistance programs, and tuition reimbursement. The shift workers employed through the Dayforce Flex Work program are eligible for a different set of benefits than our corporate employees.

Culture and Engagement

We believe that promoting a culture of openness and belonging within our entire workforce helps our employees to succeed, helps our company attract and retain talented employees, and strengthens our ability to perform as a team. We have eight employee resource groups and global Connect Communities, which are open to all employees, on a voluntary basis, who want additional opportunities to foster inclusion, connect with colleagues, and share different perspectives. Further, we are committed to providing meaningful professional development opportunities to our entire workforce. We maintain a culture of continuous learning and empowerment through programs open to our entire workforce that include professional skills training, leadership development, and job shadowing and job rotation opportunities.

The health, safety, and wellbeing of our employees is a cornerstone of our employee culture, as it helps create an environment where all of our employees can grow and contribute. We host global events and provide resources in observance of Mental Health Awareness Month, and we offer two paid wellness days to all employees, in addition to other permitted leave. In addition, our global emergency threat monitoring and mass communications system helps to foster connectivity and support for our employees both during and after natural disasters and other dangerous events.

Our ability to attract and retain top talent remains critical to our continued success as a business, and our employee Net Promoter Score in 2024 was above 55.

8 | 2024 Form 10-K

Tech for Good

We believe that Tech for Good and responsible innovation can have a positive impact on all stakeholders, including our employees. Our Dayforce Wallet product provides individuals with on-demand access to their earned pay, which enables them to better cover both everyday expenses as well as any urgent or unplanned costs.  Our Career Explorer product provides our employees and our customers’ employees access to data-driven career pathing, gives them information about open internal roles that match their interests and abilities, and provides actionable steps to help them reach their career goals.

Dayforce Cares

We are committed to giving back to the communities in which we live and work. Through our employee-led charity Dayforce Cares, we provide financial support to individuals and families struggling with basic needs and quality of life across the U.S. and Canada and to local youth organizations in Mauritius. Since its inception, the foundation has given over $7 million in grants to over 5,000 people in need.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, Section 16 reports, and amendments to reports and any registration statements filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act are available, free of charge at http://investors.dayforce.com as soon as reasonably practicable after we file such material with, or furnish it to, the SEC, and are also available on the SEC’s website at http://www.sec.gov.

Our certificate of incorporation, our bylaws, charters of our Acquisition and Finance, Audit, Compensation, and Corporate Governance and Nominating Committees of our Board of Directors (the “Board”), our Corporate Governance Guidelines, and our Code of Conduct, as well as any waivers from and amendments to our Code of Conduct are available on our website at https://investors.dayforce.com/corporate-governance/governance-documents. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference into, and is not considered part of, this Form 10-K.

9 | 2024 Form 10-K

Item 1A. Risk Factors.

Our business ordinarily encounters and addresses risks, some of which can cause our future results to be different than we currently anticipate. The risk factors described below represent our current view of some of the most important risks facing our business and are important to its understanding. The following information includes a number of forward-looking statements and should be read in conjunction with information contained in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Quantitative and Qualitative Disclosures About Market Risk, and the consolidated financial statements and related notes.

Summary of Risk Factors

Consistent with the foregoing, we are exposed to a variety of risks, including those associated with the following:

•
our ability to continue to sustain and grow revenue from our Cloud solutions;
•
any information security breach of our systems or the loss of, or unauthorized access to, customer information or sensitive company information;
•
disruptions to the movement of funds to initiate payroll-related transactions on behalf of our customers, or customer inability to provide funds sufficient to cover the amounts paid on their behalf, or funds advanced to them via our Dayforce Wallet product;
•
our aging software infrastructure and technology;
•
our ability to manage our growth effectively;
•
our ability to compete effectively in the competitive markets in which we participate;
•
our exposure to risks inherent to our international sales and operations;
•
any failure to manage our technical operations infrastructure, or the impact of service outages or delays in the implementation of our applications, or the failure of our applications to perform properly;
•
our reliance on strategic relationships with third parties to drive additional growth;
•
any failure to offer high-quality support services;
•
any dissatisfaction of our customers with the quality and pace of the implementation and professional services provided by us or our partners;
•
any loss of key employees or the inability to attract and retain highly skilled employees;
•
any loss of customer funds and wage funds of their employees that our trustees and third-party financial institution partners hold;
•
our acquisition of other companies or technologies;
•
the implementation of new accounting systems or other applications;
•
any failure to protect our intellectual property rights or any lawsuits against us for alleged infringement of third-party proprietary rights;
•
the use of open source software in our applications;
•
our failure, or the failure of our third-party service providers, to comply with laws and regulations, or to update our solutions to reflect changes in applicable laws and regulations;
•
additional regulatory requirements placed on our software and services;
•
any litigation and regulatory investigations aimed at us;
•
any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI;
•
our existing and future debt obligations;
•
volatility in the price of our common stock or the issuance of additional common stock;

10 | 2024 Form 10-K

•
our share repurchase program;
•
our intention to not pay cash dividends in the foreseeable future;
•
provisions in our certificate of incorporation and bylaws and Delaware law that might discourage, delay or prevent a change of control of the Company or changes in our management;
•
any failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
•
adverse economic and market conditions;
•
fluctuations in our quarterly results;
•
catastrophic events and our disclosures and ambitions related to sustainability matters;
•
our being subject to taxation in multiple jurisdictions; and
•
any changes in generally accepted accounting principles in the United States.

Risks Related to Our Business and Industry

Revenues from our Cloud solutions have grown substantially over the last few years, and we believe a significant portion of our market capitalization depends on sustaining the revenue growth trajectory of our Cloud solutions. Our efforts to continue growing revenue from our Cloud solutions may not succeed and may reduce our revenue growth rate.

Our ability to continue to grow revenues from our Cloud solutions depends upon a number of factors, including the quality and functionality of our platform, our ability to design our Cloud solutions to meet consumer demand, and our ability to increase sales from existing customers. While initiatives such as expansion in new global markets, sales to our existing base of customers, and the expansion of our platform with new products and features represent significant opportunity for us, it is uncertain if we will continue to successfully grow those sources of revenue.

The success of our growth strategies will depend upon our ability to anticipate and to adapt to changes in technology and industry standards, and to effectively develop, introduce, market, and gain broad acceptance of new product and service offerings and enhancements incorporating the latest technological advancements. Our success is also subject to the risk of future disruptive technologies, such as large language models, AI, and machine learning. One focal point of our value proposition is the ability of our platform to drive efficiencies and power decision-making at our customers. The failure to develop enhancements to our applications for, or that incorporate, technologies such as AI, machine learning, and large language models to help drive those efficiencies or power decision making at our customers may impact our ability to win and retain customers. In addition, we may not be able to successfully provide new or enhanced functionality and features for our existing solutions, including those that may involve AI or machine learning or be created using AI or machine learning, that achieve market acceptance or that keep pace with rapid technological developments.

If we are unable to sell our Cloud solutions into new markets or further penetrate existing markets, or to increase sales from existing customers, or if we have failures in new product functionalities, our revenue may not grow as expected, which could have a material adverse effect on our market capitalization, and our business, financial condition, and results of operations.

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

11 | 2024 Form 10-K

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

Our business continues to demand the use of sophisticated systems and technology, including technology infrastructure assets. These systems and technologies must be refined, updated and/or replaced with more advanced systems on a regular basis in order for us to meet both our customers’ and employees’ demands and expectations. Some of the crucial platforms on which we host our back office and legacy systems will need to be retired, replaced or are in the process of being replaced. All customer instances have been migrated to public Cloud environments or are in private Cloud environments on shared systems. These technological changes are expensive and have and will continue to impact our profitability and demand attention from our senior leadership. If we are unable to replace our aged, crucial platforms, if some or all these platforms fail to operate due to a software error or infrastructure failure, if we fail to continue to refine and update our systems and technologies on a timely basis or within reasonable cost parameters, if we do not appropriately and timely train our employees to operate any of these new systems, if we fail to migrate to new systems in a manner free from disruption, if the new systems fail to perform as desired, or if we are unable to appropriately protect any of these systems, we could suffer the loss of data, vulnerabilities to cyber-attack, system outages or other performance problems, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business plan is focused on an aggressive growth strategy. If we fail to manage our growth effectively or if our strategy is not successful, we may be unable to execute our business plan, to maintain high levels of service, to adequately address competitive challenges, or to achieve our profitability goals.

We have experienced rapid expansion in our operation and Cloud solutions and expect this trend to continue. Such growth places substantial demands on our management, administrative, operational, technological, and financial infrastructure. To manage these demands effectively, we must consistently enhance and scale our systems, internal controls, reporting frameworks, and operational procedures to meet the needs of a global organization. These improvements have and may continue to require significant investments, which could disrupt existing processes and systems during the transition.

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

12 | 2024 Form 10-K

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

If our current or future applications that we provide to customers fail to perform properly, our reputation could be adversely affected, our market share could decline, and we could be subject to liability claims, which could have a material adverse effect on our business, financial condition, and results of operations.

Our applications are inherently complex and we have, and may continue to identify material defects or errors in them that we are not yet aware of. Because of the large amount of data that we collect and manage, we have experienced, and we may continue to experience failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or to contain inaccuracies that our customers regard as significant. Any defects in functionality or that cause interruptions in the availability of our applications could result in reputational, competitive, operational, or other business harm as well as financial costs and regulatory action, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the costs incurred in correcting any material defects or errors might be substantial. Similarly, while we conduct standard due diligence during our acquisition process, these risks are heightened as we grow by acquisition and dedicate resources to integrating the acquisition target’s systems into ours and take on the vulnerabilities that may exist at the acquisition target.

13 | 2024 Form 10-K

If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the implementation of our applications, which could have a material adverse effect on our business, financial condition, and results of operations.

We have experienced and will continue to experience significant growth in the number of users, transactions, transmission volume and data that our operations infrastructure supports, including the acquisition of new systems via strategic transactions. We seek to maintain sufficient capacity in our operations infrastructure to meet the needs of our customers and to facilitate the rapid provision of new customer activations and the expansion of existing customer activations. In addition, we need to continue to properly manage our technological operations infrastructure to support version control, changes in hardware and software parameters, and the evolution of our applications. We have experienced, and may in the future experience, disruptions, outages, and other performance problems. These problems may be caused by a variety of factors, including hardware failures, infrastructure changes, human or software errors, viruses, security attacks, fraud, increased resource consumption from expansion or modification to our Dayforce code, spikes in customer usage, denial of service attacks and Cloud interruptions run by third party service providers and our ability to react. The risks of these problems occurring may be exacerbated by our strategic acquisitions, especially in the period following the acquisition as we integrate the acquisition target’s systems into ours, as well as our aging technology infrastructure which in some cases is supported by older platforms. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject them to financial penalties, causing us to incur financial liabilities and customer losses.

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

In addition, we license software from third parties for use in or with both our applications and our internal operations, and the inability to maintain these licenses could result in increased costs, or reduced service levels, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent that our applications depend upon the successful operation or availability of third party software in conjunction with our software, any undetected errors or defects in this third party software could prevent the deployment or impair the functionality of our applications, delay new application introductions, and result in a failure of our applications, which could have a material adverse effect on our business, financial condition, and results of operations.

Any failure to offer high-quality support services may adversely affect our relationships with our customers and could have a material adverse effect on our business, financial condition, and results of operations.

We rely on retaining customers once our applications are deployed, and our customers depend on our support organization and the support capabilities of our partners to resolve technical issues relating to our applications, as well as our partner’s applications after our applications are deployed. We or our partners may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services, and we may be limited in our ability to resolve the technical issues our customers have with our technology, or our partner’s technology. We or our partners also may be unable to modify the format of our or our partners’ support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and have an adverse effect on our results of operations. Ultimately, a client could elect to terminate their agreement due to dissatisfaction with support, resulting in lost recurring revenue. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation and our ability to sell our applications to existing and prospective customers, which could have a material adverse effect on our business, financial condition, and results of operations.

14 | 2024 Form 10-K

If our customers are not satisfied with the quality and pace of the implementation and professional services provided by us or our partners, it could have a material adverse effect on our business, financial condition, and results of operations.

Our business depends on the ability to implement our solutions in a timely, accurate, and cost-efficient basis and to provide services at the high level demanded by our customers. Implementation and other professional services may be performed by our own staff, by a third party, or by a combination of the two. If a customer is not satisfied with the timely access or the quality of work performed, then we could incur loss of revenue or additional costs to address the situation, the customer’s dissatisfaction with such services could damage our ability to expand the number of applications subscribed to by that customer or we could be liable for loss or damage suffered as a result, any of which could have a material adverse effect on our business, financial condition, and results of operations. If a new customer is dissatisfied with implementation, the customer could decide not to go-live, which could result in a delay in our collection of fees or could result in a customer seeking repayment of its implementation fees suing us for damages or could oblige us to enforce the termination provisions in our customer contracts in order to collect revenue. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may affect our ability to compete for new business with current and prospective customers, which could also have a material adverse effect on our business, financial condition, and results of operations.

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

Under certain circumstances, funds may not be received from our customers to cover the transactions that our affiliates and third party vendors have initiated on our customers’ behalf. Additionally, there is a risk that an erroneous payment instruction may trigger inaccurate payments. There is, therefore, a risk that the customer’s funds will be insufficient to cover the amounts already paid on its behalf. Should customers default on their payment obligations in the future, should our affiliates or vendors make erroneous payments on behalf of a customer, should erroneous or defaulted payment recovery be unsuccessful, or should our affiliates or vendors suffer losses from similar issues, we may be required to advance substantial amounts of funds to cover such obligations, or to make our partners whole for any losses they suffer. In such an event, we may also be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, which could have a material adverse effect on our business, financial condition, and results of operations. Further, should a customer on whose behalf our affiliate or vendor has initiated a transaction subsequently have financial difficulty or refuse to pay, collection of any funds advanced on its behalf may be difficult and we may suffer losses that could have a material adverse effect on our business, financial condition, and results of operation.

15 | 2024 Form 10-K

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

In the case of our “on-demand pay” service (a service that is offered as part of the Dayforce Wallet), credit is provided to our customers and funds are advanced on the customers’ behalf in order to fund the customers’ employees’ interim earned net wage payroll demands (including associated source and other deductions) with the requirement that the customers will repay the advance on the date of their next ordinary payroll run. These advances may or may not have priority over other creditors of our customers, and our other credit protection measures, if implemented, may be inadequate to make us whole. There is, therefore, a risk that our customers do not pay back the amounts we have already paid on their behalf, and in that event, we may possess limited legal recourse to recoup those funds from our customers. In the event of a customer’s failure to repay us, we may also be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, or suffer credit losses, which could have a material adverse effect on our business, financial condition, and results of operations.

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

16 | 2024 Form 10-K

The implementation of new accounting systems or other applications could interfere with our business and operations.

The implementation of new systems and enhancements may be disruptive to our business and can be time-consuming and divert management’s attention. Any disruptions relating to our systems or any problems with implementation of new applications, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis, could materially and adversely affect our business and operations.

Risks Related to Security and Intellectual Property

An information security breach of our systems or the loss of, or unauthorized access to, customer information or sensitive company information; or a system disruption could have a material adverse effect on our business, market brand, financial condition, and results of operations.

Our products and services systems and our internal corporate information technology (“IT”) systems (our products, services and internal corporate IT systems collectively referred to as our “IT Systems”) have in the past been, and will in the future be, subject to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and the data stored therein. These actual and potential risks include diverse threat actors, such as state-sponsored organizations and opportunistic hackers and hacktivists, as well as diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human, or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in our IT Systems, or the commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products, or services. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including AI—that circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems or our business. Moreover, the continued integration of AI into our products and business processes, as well as the use of AI by our third party providers, may bring about unknown and currently unmanaged risks that could cause a material adverse impact to our IT Systems, business operations and data security, including risks associated with the consequences of inadvertent or unauthorized access to, or use of, customer information.

We rely on our IT Systems, which are maintained both internally and externally by third parties, to operate our business, including to process, on a daily and time sensitive basis, a large number of complicated transactions. Any information security breach in our IT Systems has the potential to impact our customer information and sensitive company information, including our financial reporting capabilities, which could result in the potential loss of business and our ability to accurately report financial results. If any of the IT Systems fail to operate properly or become disabled even for a brief period, we could miss a critical filing period or lose control of customer data, either of which could result in financial loss, a disruption of our business, liability to customers, or regulatory intervention. Remote and hybrid working arrangements at our company (and at many third-party providers) increase the risks associated with our IT Systems due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

Like other software providers, we operate with our customers on a shared responsibility model. In most instances, our customers administer access to the data of their employees. While we provide certain security and data management capabilities and encourage customers and their employees to implement certain security controls in connection with use of our products and services, they may not implement controls sufficient to protect their confidential information. To the extent they do not take advantage of those capabilities and implement sufficient security controls, customers and their employees may suffer a cybersecurity attack on their own systems and allow a malicious actor access to confidential information held in our IT Systems. Even if such a breach is unrelated to our security programs or practices, it could cause us reputational harm and require us to incur significant costs to adequately assess and respond.

We have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures built into their products and services, which exposes us to additional cybersecurity, operational, and financial risks, and have and will continue to demand significant resources to attempt to mitigate those risks.

As we retire our legacy products like our bureau payroll services or sunset certain acquired products, we decrease investments in maintaining those systems, which creates the potential for a security breach of those systems.

For example, in 2009, an alleged criminal hack into a discontinued U.S. payroll application led to us becoming subject to a 20-year consent order with the U.S. Federal Trade Commission (“FTC”) that became final in June 2011. In connection with the order, we are required to have portions of our security program, which apply to certain segments of our U.S. business,

17 | 2024 Form 10-K

reviewed by an independent third party on a biennial basis. Maintaining, updating, monitoring, and revising an information security program in an effort to ensure that it remains reasonable and appropriate in light of changes in security threats, changes in technology, and security vulnerabilities that arise from legacy systems is time-consuming and complex, and is an ongoing effort. While we have taken and continue to take steps to ensure compliance with the consent order, if we are determined to be out of compliance with the consent order, or if any new breaches of security occur, the FTC may take enforcement actions or other parties may initiate a lawsuit. Any such resulting fines and penalties could have a material adverse effect on our liquidity and financial results, and any reputational damage therefrom could adversely affect our relationships with our existing customers and our ability to attain new customers.

Because we make extensive use of third party suppliers and service providers in our IT Systems, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT systems can materially impact our operations and financial results. We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. For example, in July 2024, a software update by CrowdStrike Holdings, Inc., a cybersecurity technology company, caused widespread crashes of Windows systems into which it was integrated, including certain Windows systems that may have been used by our third-party service providers, vendors, and customers. As of the date of this report, we have not experienced any material impacts as a result of the CrowdStrike software update. Though we rely on a third-party service to monitor suppliers and service providers for potential cybersecurity incidents, such monitoring itself cannot prevent such incidents and we could, in the future, experience similar third-party software-induced interruptions to our operations. Any adverse impact to the availability, integrity or confidentiality of our IT Systems could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on copyright, trade secret, and trademark laws; trade secret protection; internal policies and technical controls; and confidentiality, non-disclosure or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be ineffective or inadequate. In addition, use of AI tools may result in the release of confidential or proprietary information which could limit our ability to protect, or prevent us from protecting, our intellectual property rights.

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

There is considerable intellectual property development activity in our industry. Third parties, including our competitors, may own or claim to own intellectual property relating to our service offerings or brand and may claim that we are infringing their intellectual property rights. Additionally, as we expand our use of AI, there is uncertainty regarding intellectual property ownership and license rights, in particular with respect to AI tools that rely on large language models to generate content, and we may become subject to similar claims of infringement. We may be found to be infringing upon such rights, even if we are unaware of their intellectual property rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us or if we decide to settle, could require that we pay substantial damages or ongoing royalty payments, obtain licenses, modify applications, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers, vendors, or partners in connection with any such

18 | 2024 Form 10-K

claim or litigation. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming.

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

Risks Related to Legal and Regulatory Matters

Our solutions and our business are subject to a variety of laws and regulations, including those regarding privacy, data protection, and information security. Any failure by us or our third party service providers, as well as the failure of our services, to comply with these laws could have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with privacy, data protection, and information security laws and regulations could have a material adverse effect on our business, results of operations or financial condition, or have other adverse consequences. These laws, which are not uniform, govern the collection, storage, hosting, transfer (including in some cases, the transfer outside the country of origin), use, disclosure, security, retention, and destruction of personal information; they require us to give notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; oversee third parties whom we engaged to process data on our behalf; and regulate the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, clients, data protection authorities and/or other regulators in the event of a data breach. The number of related laws and regulations we are subject to continues to increase as we enter new markets in Europe, Asia Pacific, and Latin America, and as we continue our entry into the consumer space through our Dayforce Wallet product and Dayforce Flex Work service. Some of these laws we are subject to include, but are not limited to, the European Union (the “EU”) General Data Protection Regulation, the California Consumer Protection Act and its successor, the California Privacy Rights Act, Canada’s Personal Information Protection and Electronic Documents Act, the Philippines Data Privacy Act, Australia’s Privacy Act 1988, and India’s Digital Personal Data Protection Act.

Restrictions on transfers of personal information from one geography to another continue to evolve. In many cases, these restrictions apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. While the Company currently leverages contractual data transfer mechanisms and certification to the EU-US Data Privacy Framework to enable cross-border transfers, if such mechanisms cease to be sufficient to legitimize data transfers, we may face significant costs to our business associated with implementing new data transfer mechanisms or we may have to amend certain of our business practices to eliminate such transfers. Further, our ability, or the ability of our third party service providers, to comply with these laws and regulations and ensure data protection and information security may be impacted as the increased use of AI in our own HCM technology and by third parties whom we engage to process data on our behalf, if not properly managed and governed, could result in the unintended use, exposure, or loss of our own sensitive data or sensitive customer data, including through the inadvertent introduction of such data to AI agents existing in commercially acquired or other third-party applications that exist outside of our own firewalls. We may also be unable to

19 | 2024 Form 10-K

ensure that appropriate governance oversight at our third party partners is being maintained, particularly with respect to the use of AI in their systems.

Enforcement actions and investigations by regulatory authorities, as well as litigation claims brought by private citizens, related to data security incidents and privacy violations continue to increase. Moreover, there is little if any interpretive guidance for some of the above-mentioned laws, and there are risks that regulators or courts may interpret these laws differently than us while exercising jurisdiction over us. The evolving patchwork of privacy legislation and potentially conflicting interpretations that we are or may be subject to may also make it more operationally burdensome to comply with such interpretations. The future enactment of more restrictive laws, rules, or regulations, including those pertaining to the use or development of AI with respect to data protection and security, could have a material adverse impact on us through increased costs or restrictions on our businesses. Moreover, we may be subject to future enforcement actions, investigations, or litigation, including potential future civil rights claims stemming from an alleged failure to adequately address legal risks or regulations relating to the use of AI in our applications or alleged bias in our AI tools in violation of anti-discrimination laws, which could result in significant regulatory penalties and legal liability and damage our reputation. Restrictions on cross border data flows and data residency requirements may negatively impact our clients’ and our own ability to transfer personal information to the U.S. and other countries as part of our provision of services, and in support of our own operations, potentially impacting revenues. In addition, data security events and concerns about privacy abuses by other companies are changing consumer and social expectations for enhanced privacy and data protection. As a result, even the perception of noncompliance, whether or not valid, may damage our reputation. These regulatory requirements and considerations may also impose burdensome and costly requirements on our ability to leverage data to develop or improve our products, services, and management of our business, and potentially result in brand or reputational harm.

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

Regulatory requirements placed on our software and services could impose increased costs on us, delay or prevent our introduction of new products and services, and impair or prevent the function or value of our existing products and services.

Our products and services are subject to increasing and evolving regulatory requirements, and as these requirements proliferate, we are required to change or adapt to comply. Changing regulatory requirements might render our services obsolete or might block us from developing new products and services or the continuation of existing services. This might in turn impose additional costs upon us to comply or to further develop our products and services. Changing regulatory requirements can make introduction of new services more costly or more time-consuming than we currently anticipate and could even prevent introduction by us of new services or cause the continuation of our existing services to become more costly. For example, development of our Dayforce Flex Work platform requires us to comply with numerous complex regulatory regimes, which imposes additional costs on us.

20 | 2024 Form 10-K

Failure to comply with anti-corruption laws and regulations, economic and trade sanctions, anti-money laundering laws and regulations, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

Regulators worldwide are exercising heightened scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such heightened scrutiny has resulted in more aggressive investigations and enforcement of such laws, more burdensome regulations, and more expansive application of those regulations, any of which could have a material adverse impact on our business. We are growing our business throughout the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the U.S. Foreign Corrupt Practices Act. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties, and in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments, and, in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others. In addition, some of our businesses and entities in the U.S., Canada and other countries in which we operate are and will continue to be subject to anti-money laundering laws and regulations. These laws require us to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. These laws and regulations include the Bank Secrecy Act of 1970 as amended by the USA PATRIOT Act of 2000 (the “BSA”), that requires banks and money services businesses, among others, to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records.

We have implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and we are continuously in the process of reviewing, upgrading, and enhancing certain of our policies and procedures. Implementing upgrades and enhancements to our compliance programs is costly and can in some cases impact the sales and implementation processes as our business is required to gather and screen additional information from the third parties with which we do business. There can be no assurance that our employees, consultants, or agents will not take actions in violation of our policies for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators. Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage our reputation and have a material adverse effect on our results of operation or financial condition. Further, bank regulators, including the OCC, which now regulates the DNTB, continue to impose additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses, as a class, to be higher risk customers for money laundering. As a result, our banking partners that assist in processing our money movement transactions may limit the scope of services they provide to us or may impose additional material requirements on us. Further, bank regulators, including the OCC, may increase regulatory investigations or governmental oversight to ensure we are meeting our BSA obligations. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to materially change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a material adverse effect on our results or financial condition.

Litigation and regulatory investigations aimed at us or resulting from actions of our predecessor may result in significant financial losses and harm to our reputation.

We face risk of litigation, regulatory investigations, and similar actions in the ordinary course of our business, including the risk of lawsuits and other legal actions relating to breaches of contractual obligations, tortious claims, employment and labor law matters, including matters that may arise related to our Dayforce Flex Work employees, securities law claims, or claims related to erroneous transactions or breach of other laws or regulations from customers, stockholders, vendors, employees or other third parties which could result in fines, penalties, interest, loss of revenue, increased expense, or other damages. In particular, our clients have sought to pursue indemnification claims against us where they have been subject to wage compliance, payroll fraud, and data privacy claims, and as we expand our Dayforce Flex Work service, we may face litigation related to the "shifts” employees we employ as part of that service. Litigation might result in substantial costs and may divert management’s attention and resources, which might materially harm our business, overall financial condition, and operating results. We may also be subject to various regulatory inquiries, such as information requests, subpoenas, and book and records examinations, from regulators and other authorities in the geographic markets in which we operate. A substantial

21 | 2024 Form 10-K

liability arising from a lawsuit judgment or settlement or a significant regulatory action against us or a disruption in our business arising from adverse adjudications in proceedings against our directors, officers, or employees could have a material adverse effect on our business, financial condition, and results or operations. Further, insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results and leading analysts or potential investors to lower their expectations of our performance, which could reduce the trading price of our stock or potentially result in a lawsuit related to the reduced trading price of our stock.

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

Any actual or perceived failure to comply with evolving legal and regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.

Our business increasingly relies on AI, including large language models, machine learning, algorithms, and increasingly automated decision making to improve our offerings in addition to driving productivity and efficiency improvements in our own workforce. For example, our Dayforce Co-Pilot module leverages a large language model to help automate certain repetitive tasks and serve as a personalized assistant for customers’ employees. In addition, a proprietary machine learning algorithm is offered as part of the Dayforce recruiting module to grade job candidates. Further, our customer support organization leverages an AI tool in order to drive productivity gains into that organization. The legal and regulatory framework around the development and use of these existing and emerging technologies is rapidly evolving, and many federal, state, local, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. In addition, it is unknown how customers, customers’ employees, and the broader public will react to the use of AI if new regulatory frameworks are adopted.

Dayforce is actively monitoring the development of compulsory and voluntary frameworks that apply to developers, deployers, or users of AI in the jurisdictions in which we operate. Dayforce AI systems undergo rigorous risk assessments, continuous monitoring, and adherence to data protection and safety measures in an effort to ensure responsible and trustworthy AI deployment and keep compliant with evolving regulatory requirements. For example, in November 2024, we became signatories to the Ottawa Statement on Generative AI and the Government of Canada’s AI Code of Conduct on the Responsible Development and Management of Advance Generative AI Systems (the “Code”). While these rules are still under development, these regulations, as well as comparable measures arising in the United States and the European Union, are likely to regulate our ability to develop and implement AI-enhanced tools on our platform.

Any of the foregoing, together with developing guidance or decisions in this area, may affect our use of AI and our ability to provide and improve our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us. In addition, customers or customers’ employees may decide to not purchase or use AI in our offerings due to regulatory or compliance concerns. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI, machine learning, and automated decision making could adversely affect our business, results of operations, and financial condition.

Risks Related to Our Indebtedness

Our outstanding indebtedness could have a material adverse effect on our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

Our obligations under the 2024 Senior Secured Credit Facility are secured by first priority security interests in substantially all of our assets and the domestic subsidiary guarantors, subject to permitted liens and certain exceptions. Our outstanding

22 | 2024 Form 10-K

indebtedness and any additional indebtedness we incur may have important consequences for us, including, without limitation, that:

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
•
our indebtedness may expose us to the risk of increased interest rates because certain of our borrowings, including and most significantly our borrowings under our 2024 Senior Secured Credit Facility, are at variable rates of interest; and
•
our indebtedness may prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our business.

Under the terms of the agreements governing our debt facilities, we are required to comply with specified operating covenants and, under certain circumstances, a financial covenant applicable to the 2024 Revolving Credit Facility, which may limit our ability to operate our business as we otherwise might operate it. If not cured, an event of default under our 2024 Senior Secured Credit Facility could result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable, which would require us, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of our indebtedness, to sell selected assets, and/or to reduce or to delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt, and any such financing or refinancing might not be available on economically favorable terms or at all. If we are not able to generate sufficient cash flows to meet our debt service obligations or are forced to take additional measures to be able to service our indebtedness, it could have a material adverse effect on our business, financial condition, and results of operations.

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

23 | 2024 Form 10-K

Volatility and weakness in bank and capital markets may adversely affect credit availability, liquidity, and related financing costs for us.

Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. During periods of volatile credit markets, there is risk that financial institutions, even those with strong balance sheets and sound lending practices, could fail, no longer participate in financial offerings, or refuse to honor their existing legal commitments and obligations to us, including but not limited to, extending credit up to the maximum amount permitted by the 2024 Revolving Credit Facility or purchasing eligible receivables under our Receivables Purchase Agreement. If our financial counterparties are unable to fund borrowings under their revolving credit commitments or investments under their Receivables Purchase Agreement, or we are unable to borrow or refinance our debt in the financial markets, it could substantially increase our cost of borrowing or be difficult to obtain sufficient funding to execute our business strategy or to meet our liquidity needs, which could have a material adverse effect on our business, financial condition, and results of operations.

Aspects of the Capped Calls may not operate as planned and may affect the value of the Convertible Senior Notes and our common stock, and we are subject to counterparty credit risk with respect to the Capped Calls.

In connection with the pricing of the Convertible Senior Notes, we entered into the Capped Calls. Please refer to Part II, Item 8, Note 10, "Debt" for additional information. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Senior Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are complex transactions that are not part of the terms of the Convertible Senior Notes and may not operate as planned. If the Capped Calls do not operate as we intend, it may have an effect on the price of the Convertible Senior Notes or our common stock.

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

24 | 2024 Form 10-K

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

The issuance of additional stock in connection with acquisitions, financings, our equity incentive plans, our Convertible Senior Notes, or otherwise will dilute all other stockholders. Our certificate of incorporation authorizes us to issue up to five hundred million shares of common stock and up to ten million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions or opportunities in the future. We may pay for such acquisitions or opportunities, in part or in full, through the issuance of additional equity securities. Further, the conversion of some or all of the Convertible Senior Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Senior Notes.

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

25 | 2024 Form 10-K

Anti-takeover protections in our certificate of incorporation, our bylaws, or our contractual obligations, in addition to regulatory notices or approvals, may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders.

Provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could delay or make it more difficult to remove incumbent directors or could impede a merger, takeover, or other business combination involving us or the replacement of our management, or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock, even if it would benefit our stockholders.

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

Finally, we own and operate the DNTB, and as such, we are subject to U.S. regulatory oversight by the OCC. OCC regulations require certain notices and other filings to be made in connection with a change of control, which could increase the costs associated with acquiring us, and delay or deter a takeover or acquisition.

General Risk Factors

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

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. We have previously identified and reported material weaknesses, for example, the material weakness we disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 relating to ineffective general information technology controls related to user access and change management over the information technology (“IT”) systems supporting our Canada Trust and Canada Powerpay revenue processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. As of December 31, 2024, this material weakness was remediated, and we have concluded that our internal control over financial reporting was effective. However, we recognize that maintaining adequate internal control over financial reporting will continue to require significant management attention and expense, and we may identify other material weaknesses in future periods. If we were to have another material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements, which could have a material adverse effect on our business, financial condition, and results of operations.

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

26 | 2024 Form 10-K

adversely affect our business, operating results, or financial condition. In addition, HCM spending levels may not increase following any recovery.

The application of tariffs on goods to countries in which we operate, including, for example, Canada, China, Mexico, and the U.S., has and will impact our business operations and ability to export goods, such as our time clocks. Any expansion of tariffs to cover services like Dayforce would have a significant impact on how we develop, distribute and monetize Dayforce, and therefore could adversely affect our operations results or financial condition. Moreover, the expansion of export controls generally could have an impact on our ability to export our software and mobile applications.

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

Our quarterly results of operations, including the levels of our revenues, gross margin, profitability, cash flow, and deferred revenue, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. These factors include: our ability to attract and retain new and current Cloud customers; changes to services or pricing impacting our customer contracts; seasonal variations in sales of and revenue from our applications, changes to our operating expenses related to the maintenance and expansion of our business including newly acquired businesses, operations, and infrastructure; and general economic, industry, and market conditions, including the addition or loss of employees by our Cloud customers who generally pay on a per-employee, per-month ("PEPM") basis, interest rates, and accounting rules.

Catastrophic events may disrupt our business and expose us to risks that could adversely affect our business, financial condition, results of operations, and reputation.

Our business, financial condition, results of operations, access to capital markets and borrowing costs may be adversely affected by a major natural disaster or catastrophic event, including civil unrest, economic recession, geopolitical instability, war, terrorist attack, the effects of climate change, or pandemics or other public health emergencies, and measures taken in response thereto. In the event of a major disaster or event impacting any of our locations or locations where our employees work virtually, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security and loss of critical data. These catastrophic events have the potential to disrupt the business of our third-party suppliers, partners, or customers, which could have a material adverse effect on our business, financial condition, and results of operations.

For instance, the COVID-19 pandemic created significant global volatility, uncertainty, and economic disruption. Moving forward, the extent to which other similarly disrupting events will adversely affect our business, operations, and financial results will depend on numerous evolving factors, including developments which are highly uncertain and cannot be predicted, such as the duration and scope of the event, and that affect our ability to sell and to provide our services to our current and future customers, and the ability of our customers to pay for our services or to make us whole for advances of earned net wages and associated tax amounts made on their behalf by us.

27 | 2024 Form 10-K

Our disclosures and ambitions related to sustainability matters, which include environmental, social, and governance matters, may expose us to risks that could adversely affect our reputation and performance.

We publicly share certain information about our company’s ambitions, programs, and goals on sustainability matters. These disclosures, the goals we have set, or a failure to meet these goals from time to time may generate increased scrutiny of our business that could harm our brand and our reputation. Our ability to achieve our goals related to sustainability matters is subject to numerous risks. We may rely on data and calculations provided by third parties to measure and report our sustainability metrics and if the data input or calculations are incorrect or incomplete, our brand, reputation, and financial performance may be adversely affected. Further, standards for tracking and reporting sustainability matters continue to evolve, and our processes and controls may not always comply with those evolving standards, or may require us to revise our current goals or reported progress in achieving such goals. There has also been a recent notable increase in current and proposed regulations at the state and federal level on publicly traded companies related to sustainability matters, and such expansion of regulation could result in higher associated compliance costs. A failure to fully comply with these new regulatory requirements, or a failure to do so in a timely matter, could have an adverse effect on our business, financial condition, and our perception by key stakeholders.

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

28 | 2024 Form 10-K

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As an HCM company, we face a multitude of cybersecurity threats from threat actors seeking to access, compromise access, or leverage the data we possess for malicious ends. Review of our information security program, including our cybersecurity policies, standards, and processes, is integrated into our Enterprise Risk Management ("ERM") program which is based on the COSO Enterprise Risk Management Framework and International Organization for Standardization ("ISO") 31000, the two most widely used global standards for ERM.

Our information security program aligns with recommended practices in security standards issued by ISO, American Institute of Certified Public Accountants (SSAE18), National Institute of Standards and Technology ("NIST") and other industry sources. Specifically, we maintain several ISO certifications (ISO 27001, 27701, 27017, 27018, 27036), NIST 800-171 compliance, and SOC 1 and 2 Type 2 reports to comply and adhere to industry standard practices. We have invested in our data security team, information security program, and security environment in an effort to identify, prevent, and mitigate cybersecurity threats and promptly identify and respond to cybersecurity incidents when they occur. Maintaining, monitoring, and updating our information security program to ensure that it remains reasonable and appropriate with respect to changes in the security threat landscape, available technology, security vulnerabilities, and legal and contractual requirements applicable to us, is a continuous effort.

Risk Management and Strategy

We believe that effective cybersecurity depends upon the successful implementation and maintenance of a comprehensive information security program. Deploying suitable security technology, which encompasses analytics and automation, and leveraging the expertise of highly skilled security and risk professionals, is crucial in our strategy. Additionally, we prioritize data governance and data-centric security as integral components of our approach in an effort to ensure compliance, uphold privacy standards, and safeguard customer and enterprise data.

We continue to enhance our capabilities in cloud security and assurance testing, security operations and automation, product security, and enterprise risk management. To combat the evolving cybersecurity risk landscape and the enhanced level of sophistication of cybersecurity threats, management has prioritized five areas of our information security program: global standards and operations, a risk-aware workforce, product security, detection and response, and data governance management. In addition, we maintain cybersecurity insurance; however, the costs related to cybersecurity threats or disruptions may not be fully insured.

We contract with several outside cybersecurity experts to audit and test security controls on a regular basis. Any risks or control gaps identified as a result of such assessments, audits, and reviews are reported to the senior leadership of all functional areas of the Company, the Audit Committee of the Board (the "Audit Committee"), and the Board as appropriate, and we adjust our cybersecurity policies, standards, and practices as necessary.

We also have a vendor risk assessment process consisting of the distribution and review of supplier questionnaires designed to help us evaluate cybersecurity risks that we may encounter when working with third parties that have access to confidential and other sensitive company information. We take steps designed to ensure that such vendors have implemented data privacy and security controls that help mitigate the cybersecurity risks associated with these vendors. We routinely assess our high-risk suppliers’ conformance to industry-leading practices, and we evaluate them for additional information, product, and physical security requirements.

We face a number of risks from cybersecurity threats, which may materially affect our business, financial condition, and results of operations, because our business is dependent on the successful operation of our payroll, transaction, financial, accounting, and other data processing systems. We cannot eliminate all risks from cybersecurity threats or provide assurances that we have detected all cybersecurity incidents.

Please refer to Part I, Item 1A, “Risk Factors” for further discussion of our cybersecurity-related risks.

29 | 2024 Form 10-K

Governance

Our commitment to cybersecurity begins at the Board and extends to the senior leadership of all functional areas of the Company. Our Audit Committee oversees our risk management process at the Board level. The Audit Committee’s responsibilities include regular review of policies and practices with respect to risk assessment and risk management, including in the areas of cybersecurity and other information technology risk and privacy.

The Company’s cybersecurity program is supervised by our Chief Information Security Officer ("CISO"). The CISO and his team are responsible for leading enterprise-wide cybersecurity, strategy, policy, standards, and processes. The CISO provides quarterly updates related to the cybersecurity program, including any notable incidents at regularly scheduled Audit Committee meetings. The CISO updates include details regarding the magnitude, financial impact, and remediation of cybersecurity incidents. Members of our Board and senior Company executives participate in annual tabletop exercises that focus on testing response plans to ransomware, cloud security, payroll disruption, and other incidents. In addition, in order to deploy a consistent cybersecurity framework, and to manage the risk of social engineering, software downloads, and phishing, we educate employees globally through ongoing security awareness training.

Our CISO has over 25 years of experience in technology risk management, cybersecurity, compliance, network engineering, information systems, and business resiliency. He is a Certified Information Systems Security Professional and is a member of the National Association of Corporate Directors ("NACD"). Our CISO works closely with our Vice President, Enterprise Risk, Compliance and Service Management to assess and manage the cybersecurity element of our ERM program. In the area of risk, the Vice President, Enterprise Risk, Compliance and Service Management focuses on risk management, business continuity planning, crisis management, operations management, and executive and Board reporting.

Our CISO and Vice President, Enterprise Risk, Compliance and Service Management report to our Chief Digital Officer, who in turn reports to our President and Chief Operating Officer. These officers drive our cybersecurity priorities at the executive level.

We have established a documented cybersecurity incident materiality assessment and disclosure program that is jointly managed by our Incident Response, Cybersecurity, and Corporate Legal teams. This program calls for the immediate assessment of potentially material cybersecurity incidents, and the appropriate escalation to our cross-functional Disclosure Committee in order to facilitate the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner and elevated to our Audit Committee or Board, as appropriate.

Item 2. Properties.

Our corporate headquarters is located in Minneapolis, Minnesota and we also have a major office location in Toronto, Ontario, Canada, both in leased facilities. In addition, as of December 31, 2024, we lease office space in various other locations across North America, APJ, and EMEA. We believe that our current facilities meet our needs, and we are confident that we will be able to obtain additional space on commercially reasonable terms to accommodate future growth as needed. Refer to Part II, Item 8, Note 7, "Leases," to our consolidated financial statements for additional discussion of our leases.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity. Discussion of legal matters is incorporated by reference from Part II, Item 8, Note 16, “Commitments and Contingencies,” of this Form 10-K and should be considered an integral part of Part I, Item 3, “Legal Proceedings”.

Item 4. Mine Safety Disclosures.

Not applicable.

30 | 2024 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange. On February 1, 2024, our common stock began trading under the symbol "DAY". This replaced the symbol “CDAY”, which had been used since April 26, 2018, the date of our initial public offering.

Dividend Policy

We do not currently intend to pay cash dividends on our common stock in the foreseeable future. However, in the future, subject to factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends.

Stockholders

As of December 31, 2024, there were 52 stockholders of record of our common stock. The actual number of stockholders is considerably greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below presents information with respect to our common stock purchases made during the three months ended December 31, 2024 by us or any "affiliated purchaser" of Dayforce, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
October 1 - 31, 2024	97,108	$63.02	97,108	$463.9
November 1 - 30, 2024	—	—	—	463.9
December 1 - 31, 2024	—	—	—	463.9
Total	97,108	$63.02	97,108	$463.9
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

31 | 2024 Form 10-K

The following graph compares the cumulative total shareholder returns on our common stock with the cumulative total return on the S&P 500 Index and the S&P 1500 Application Software Index. The graph assumes $100 was invested in each, based on closing prices from December 31, 2019 through December 31, 2024, utilizing the last trading day of each respective quarter. Stock price performance shown in the Stock Performance Graph for our common stock is historical and not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Dayforce, Inc.
S&P 500 Index - Total Return
S&P 1500 Application Software Index
$250
$200
$150
$100
$50
$0
12/31/2019
03/31/2020
06/30/2020
09/30/2020
12/31/2020
03/31/2021
06/30/2021
09/30/2021
12/31/2021
03/31/2022
06/30/2022
09/30/2022
12/31/2022
03/31/2023
06/30/2023
09/30/2023
12/31/2023
3/31/2024
6/30/2024
09/30/2024
12/31/2024

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.

Item 6. [Reserved]

32 | 2024 Form 10-K

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

The following discussion and analysis of our financial condition and results of operations covers fiscal 2024 and fiscal 2023 items and year-over-year comparisons between fiscal 2024 and fiscal 2023. Discussions of fiscal 2022 items and year-over-year comparisons between fiscal 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that was filed with the SEC on February 28, 2024.

Overview

Dayforce, Inc. is a global HCM software company. We categorize our solutions into three categories: Cloud recurring, other recurring, and professional services and other. Cloud recurring revenue is primarily generated from HCM solutions that are delivered via two Cloud offerings: Dayforce, our flagship Cloud HCM platform, and Powerpay, a Cloud HR and payroll solution for the Canadian small business market. We also continue to support customers using our legacy North America solutions and customers using our acquired solutions in APJ. We invest in maintenance and necessary updates to support our customers and continue to migrate them to Dayforce. Revenue from our Cloud recurring and other recurring solutions includes investment income generated from holding customer funds, also referred to as float revenue or float.

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

Our Business Model

Our business model focuses on supporting the rapid growth of Dayforce and maximizing the lifetime value of our Dayforce customer relationships. Our ratable recognition of subscription revenues over the term of the subscription period combined with our high revenue retention rates yield a high level of visibility into our future revenues. The profitability of a customer depends, in large part, on how long they have been a customer. We estimate that it takes approximately two years before we are able to recover our implementation, customer acquisition, and other direct costs on a new Dayforce customer contract.

Over the lifetime of the customer relationship, we have the opportunity to realize additional PEPM revenue, both as the customer grows or offers the Dayforce solution to additional employees, and also by selling additional functionality to existing customers that do not currently utilize all of the modules we offer. We also incur costs to manage the account, to retain customers, and to sell additional functionality, however, these costs are significantly less than the costs initially incurred to acquire and to take customers live.

33 | 2024 Form 10-K

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

We offer Powerpay for Canadian organizations with fewer than 100 employees. The majority of Powerpay revenue is generated from recurring fees charged on a PEPM basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. Powerpay can typically be implemented on a remote basis within one to three days, at which point we start receiving recurring fees.

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

For our Dayforce and Other recurring customers, we also provide outsourced HR solutions, which are tailored to meet their individual needs, and entail performing the duties of a customer’s HR department, including payroll processing, time and labor management, performance management, and recruiting, as needed.

How We Assess Our Performance

In assessing our performance, we consider a variety of performance indicators in addition to revenue, operating profit, and net income. Set forth below is a description of our key performance measures.

	Year Ended December 31,
	2024	2023
Live Dayforce customers	6,876	6,393
Cloud annualized recurring revenue (ARR) (a) (in millions)	$1,474.1	$1,250.6
Annual Dayforce revenue retention rate (a)	98.0%	97.1%
Dayforce recurring revenue per customer (a)	$163,101	$146,771
Adjusted operating profit (a) (in millions)	$410.5	$339.8
Adjusted EBITDA (a) (in millions)	$501.5	$410.2
Adjusted EBITDA margin (a)	28.5%	27.1%
Adjusted Cloud recurring gross margin (a)	79.8%	78.3%
(a)
Refer below for further description and to the “Non-GAAP Financial Measures” section for the definition of this performance indicator which is considered a non-GAAP financial measure.

Live Dayforce Customers

We use the number of live Dayforce customers as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services. We market Dayforce to customers of all sizes, including small (under 500 employees), major (500 to 5,999 employees), and enterprise (6,000 or more employees).

34 | 2024 Form 10-K

The following table sets forth the number of live Dayforce customers at the end of the years presented:

6,876
6,393
5,993
5,434
4,906
4,363
3,718
3,001
2,339
1,770
1,276
732
482
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

Cloud ARR

We use Cloud ARR, a non-GAAP financial measure, to measure the size and growth of our recurring Cloud business, which we believe is useful to management and investors. We derive the majority of our Cloud revenues from recurring fees, primarily PEPM subscription charges. We also derive recurring revenue from fees related to the rental and maintenance of payroll time clocks, charges for once-a-year services, such as year-end tax statements, and float revenue on our customer funds before such funds are remitted to taxing authorities, customer employees, or other third parties. We set annual targets for Cloud ARR and monitor progress toward those targets on a quarterly basis.

Annual Dayforce Revenue Retention Rate

We use annual Dayforce revenue retention rate, a non-GAAP financial measure, to measure the percentage of revenues that we retain from our existing Dayforce customers, which we believe is useful to management and investors as an indicator of customer satisfaction and future revenues. Our annual Dayforce revenue retention rate was 98% for the year ended December 31, 2024, and above 97% for the years ended December 31, 2023, and 2022. We set annual targets for Dayforce revenue retention rate and monitor progress toward those targets on a quarterly basis by reviewing known and anticipated customer losses. Our Dayforce revenue retention rate may fluctuate as a result of a number of factors, including the mix of Dayforce solutions used by customers, the level of customer satisfaction, and changes in the number of employees live on our Dayforce solutions.

Dayforce Recurring Revenue Per Customer

We use Dayforce recurring revenue per customer, a non-GAAP financial measure, as an indicator of the average size of our Dayforce customer, which we believe is also useful to management and investors. We calculate and monitor Dayforce recurring revenue per customer on a quarterly basis. Our Dayforce recurring revenue per customer may fluctuate as a result of a number of factors, including the number of live Dayforce customers and the number of modules purchased by each customer.

35 | 2024 Form 10-K

Constant Currency Revenue

We present percentage change in revenue on a constant currency basis to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations. We believe this non-GAAP financial measure is useful to management and investors. We have calculated percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. The average U.S. dollar to Canadian dollar foreign exchange rate was $1.37 and $1.35 for the years ended December 31, 2024 and 2023, respectively.

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

Results of Operations

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,		Increase/(Decrease)		Percentage of Revenue
	2024	2023	Amount	%	2024	2023
	(In millions)
Revenue:
Recurring
Cloud	$1,442.4	$1,211.4	$231.0	19.1%	82.0%	80.0%
Other	74.9	85.9	(11.0)	(12.8)%	4.3%	5.7%
Total recurring	1,517.3	1,297.3	220.0	17.0%	86.2%	85.7%
Professional services and other	242.7	216.4	26.3	12.2%	13.8%	14.3%
Total revenue	1,760.0	1,513.7	246.3	16.3%	100.0%	100.0%
Cost of revenue:
Recurring
Cloud	303.7	278.5	25.2	9.0%	17.3%	18.4%
Other	49.0	46.4	2.6	5.6%	2.8%	3.1%
Total recurring	352.7	324.9	27.8	8.6%	20.0%	21.5%
Professional services and other	291.0	265.6	25.4	9.6%	16.5%	17.5%
Product development and management	223.8	209.9	13.9	6.6%	12.7%	13.9%
Depreciation and amortization	80.4	66.8	13.6	20.4%	4.6%	4.4%
Total cost of revenue	947.9	867.2	80.7	9.3%	53.9%	57.3%
Gross profit	812.1	646.5	165.6	25.6%	46.1%	42.7%
Selling and marketing	342.0	250.2	91.8	36.7%	19.4%	16.5%
General and administrative	366.0	263.2	102.8	39.1%	20.8%	17.4%
Operating profit	104.1	133.1	(29.0)	(21.8)%	5.9%	8.8%
Interest income	(18.1)	(20.2)	2.1	(10.4)%	(1.0)%	(1.3)%
Interest expense	58.7	56.3	2.4	4.3%	3.3%	3.7%
Other expense, net	25.9	1.0	24.9	2490.0%	1.5%	0.1%
Income before income taxes	37.6	96.0	(58.4)	(60.8)%	2.1%	6.3%
Income tax expense	19.5	41.2	(21.7)	(52.7)%	1.1%	2.7%
Net income	$18.1	$54.8	$(36.7)	(67.0)%	1.0%	3.6%

36 | 2024 Form 10-K

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Year Ended December 31,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2024	2023	2024 vs. 2023		2024 vs. 2023
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring, excluding float	$1,159.7	$962.9	20.4%	(0.3)%	20.7%
Dayforce float	180.2	148.2	21.6%	(0.3)%	21.9%
Total Dayforce recurring	1,339.9	1,111.1	20.6%	(0.2)%	20.8%
Powerpay recurring, excluding float	83.7	81.9	2.2%	(1.6)%	3.8%
Powerpay float	18.8	18.4	2.2%	(1.6)%	3.8%
Total Powerpay recurring	102.5	100.3	2.2%	(1.6)%	3.8%
Total Cloud recurring	1,442.4	1,211.4	19.1%	(0.3)%	19.4%
Other recurring (b)	74.9	85.9	(12.8)%	(0.7)%	(12.1)%
Total recurring revenue	1,517.3	1,297.3	17.0%	(0.3)%	17.3%
Professional services and other (c)	242.7	216.4	12.2%	(0.3)%	12.5%
Total revenue	$1,760.0	$1,513.7	16.3%	(0.4)%	16.7%

(a)
We have calculated the percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the "Non-GAAP Financial Measures" section for discussion of percentage change in revenue on a constant currency basis.
(b)
Float attributable to Other recurring was $1.3 million and $2.1 million for the years ended December 31, 2024, and 2023, respectively.
(c)
For the year ended December 31, 2024, Professional services and other consisted of $233.8 million, $8.5 million, and $0.4 million associated with Dayforce, Other, and Powerpay, respectively. For the year ended December 31, 2023, Professional services and other consisted of $202.1 million, $13.8 million, and $0.5 million associated with Dayforce, Other, and Powerpay, respectively.

Total revenue increased $246.3 million, or 16.3%, to $1,760.0 million for the year ended December 31, 2024, compared to $1,513.7 million for the year ended December 31, 2023. This increase was primarily driven by an increase in the number of live Dayforce customers, the increase in Dayforce recurring revenue per customer, and the increase in float revenue of $31.6 million. The number of live Dayforce customers increased 7.6% to 6,876 at December 31, 2024 from 6,393 at December 31, 2023, representing approximately 7.62 million global employees. Additionally for the trailing twelve months ended December 31, 2024, Dayforce recurring revenue per customer grew to $163,101 compared to $146,771 for the comparable period in 2023. Please refer to the "How We Assess Performance" and “Non-GAAP Financial Measures” section for discussion of and the definition of Dayforce recurring revenue per customer.

The increase in float revenue was driven by the 8.4% increase in average float balance for our customer funds for the year ended December 31, 2024, which increased to $4.88 billion, compared to $4.50 billion for the year ended December 31, 2023, in addition to an increase in average yield of 35 basis points compared to the year ended December 31, 2023.

Cost of revenue. Total cost of revenue for the year ended December 31, 2024, was $947.9 million, an increase of $80.7 million, or 9.3%, compared to the year ended December 31, 2023.

Recurring cost of revenue increased by $27.8 million, or 8.6%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to $16.9 million of certain additional labor-related costs, including increases in consulting, contract labor, employee labor, and employee benefits, and $11.4 million of increased costs related to software fees and the cost of hosting our applications to support the growing Dayforce customer base globally. These increases were partially offset by a reduction of $3.4 million in share-based compensation expense.

37 | 2024 Form 10-K

Professional services and other cost of revenue increased $25.4 million, or 9.6%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to $24.0 million of additional labor-related costs, including increases in consulting, contract labor, employee labor, and employee benefits, incurred to implement new customers and additional modules.

Product development and management expense increased $13.9 million, or 6.6%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase reflects increased costs of $7.7 million in hosting our development applications, and an additional $5.1 million of additional labor-related costs.

For the years ended December 31, 2024, and 2023, our investment in software development was $213.1 million and $198.5 million, respectively, consisting of $123.0 million and $112.0 million of research and development expense, and $90.1 million and $86.5 million of capitalized software development, respectively. Please refer to Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” for further discussion of our accounting policy for capitalizing internally developed software costs.

Depreciation and amortization expense associated with cost of revenue increased by $13.6 million, or 20.4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, as we continue to capitalize and subsequently amortize Dayforce-related and other development costs.

Gross profit and gross margin. The following table presents total gross margin and solution gross margins for the periods presented:

	Year Ended December 31,
	2024	2023
Total gross margin	46.1%	42.7%
Gross margin by solution:
Cloud recurring	78.9%	77.0%
Other recurring	34.6%	46.0%
Professional services and other	(19.9)%	(22.7)%

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

Total gross margin for the year ended December 31, 2024 increased 340 basis points compared to December 31, 2023, and gross profit increased by $165.6 million, or 25.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in gross margin and gross profit was primarily due to the increase in revenue, including float revenue, which outpaced the increase in cost of revenue.

Cloud recurring gross margin was 78.9% for the year ended December 31, 2024, compared to 77.0% for the year ended December 31, 2023. The increase in Cloud recurring gross margin was primarily due to the increase in revenue, including float revenue, and due to the growth of the proportion of Dayforce customers live for more than two years, which increased from 85% as of December 31, 2023 to 87% as of December 31, 2024.

Professional services and other gross margin improved to (19.9)% for the year ended December 31, 2024, compared to (22.7)% for the year ended December 31, 2023.

Selling and marketing expense. Selling and marketing expense increased $91.8 million, or 36.7%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in selling and marketing expense was mainly attributable to a $60.9 million increase in labor and benefit expenses, including shared-based compensation, commissions, severance, bonus and consulting and contract labor as well as an increase of $20.1 million in advertising expenses, travel, and meetings. The increase in advertising expenses was primarily related to the transition of the Company's name change to Dayforce, Inc. and the related branding campaign.

38 | 2024 Form 10-K

General and administrative expense. General and administrative expense increased $102.8 million, or 39.1%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in general and administrative expense was primarily driven by an increase of $59.5 million in amortization of intangible assets, primarily related to the Ceridian trade name, and $41.4 million of increases in various expense categories, including share-based compensation, labor and benefits, external labor, the remeasurement of the DataFuzion contingent consideration, and bad debt expense, all of which were generally consistent with the overall growth of our business.

Operating profit (loss). Operating profit for the year ended December 31, 2024, was $104.1 million, compared to $133.1 million for the year ended December 31, 2023. Operating profit decreased due to increases in amortization expense, personnel-related costs and selling and marketing expenses, partially offset by gross margin expansion.

Interest income. Interest income was $18.1 million and $20.2 million for the year ended December 31, 2024, and 2023, respectively. The decrease was primarily due to lower invested balances during the period as a result of the use of cash for the acquisition of eloomi in 2024.

Interest expense. Interest expense was $58.7 million and $56.3 million for the year ended December 31, 2024, and 2023, respectively. The increase was primarily due to a $4.3 million loss on debt extinguishment recognized during the year ended December 31, 2024 related to the refinancing of certain credit agreements. Please refer to Part I, Item 1, Note 10, "Debt" for additional information.

Other expense, net. For the years ended December 31, 2024 and 2023, other expense, net of $25.9 million and $1.0 million, respectively, was primarily comprised of foreign currency translation losses (gains) of $14.1 million and ($0.5) million, respectively, and net periodic pension expense of $11.5 million and $1.5 million, respectively.

Income tax expense. For the years ended December 31, 2024 and 2023, income tax expense was $19.5 million and $41.2 million, respectively. The $21.7 million decrease in tax expense was primarily due to decreases of $18.3 million of valuation allowances and $12.3 million of current operations, partially offset by an increase of $10.8 million related to the U.S. Global Intangible Low Tax Income regime. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. As of December 31, 2024, we will continue to record a valuation allowance against certain deferred tax assets including state net operating loss carryovers and tax basis intangibles.

Net income. Net income was $18.1 million for the year ended December 31, 2024, compared to $54.8 million for the year ended December 31, 2023. Net income declined primarily due to a decrease in operating profit and an increase in other expense, net, partially offset by lower income tax expense.

39 | 2024 Form 10-K

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our 2024 Revolving Credit Facility and the Receivables Securitization Program, and proceeds from debt issuances and equity offerings. As of December 31, 2024, we had cash and equivalents of $579.7 million and our total debt balance was $1,228.3 million. Please refer to Part II, Item 8, Note 10, “Debt,” to our consolidated financial statements and “Our Indebtedness” section below for further information on our debt.

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, fulfilling our contractual commitments, product development, funding Dayforce Wallet on-demand pay requests on behalf of our customers, and executing purchases under our share repurchase program. From time to time, we have made investments in businesses or acquisitions of companies, which are also liquidity needs.

We believe that our cash flow from operations, available cash and equivalents, and availability under our 2024 Revolving Credit Facility and the Receivables Securitization Program will be sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future. Dayforce Wallet on-demand pay requests are currently funded from our operating cash balances and as needed, through our Receivables Securitization Program, until they are reimbursed by our customers through their normal payroll funding cycles. We evaluate the creditworthiness of each customer for the Dayforce Wallet feature. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and to fund our capital requirements, Dayforce Wallet on-demand pay requests, and share repurchases are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses and/or dilution.

Our customer funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. The customer assets are held in segregated accounts intended for the specific purpose of satisfying customer funding obligations and therefore are not freely available for our general business use. Please refer to Part II, Item 8, Note 5, "Customer Funds," for further discussion of these funds.

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

	Year Ended December 31,
	2024	2023
	(In millions)
Net cash provided by operating activities	$281.1	$219.5
Net cash used in investing activities	(471.9)	(202.8)
Net cash provided by financing activities	59.6	242.0
Effect of exchange rate changes on cash, restricted cash, and equivalents	(36.3)	11.5
Net (decrease) increase in cash, restricted cash, and equivalents	(167.5)	270.2
Cash, restricted cash, and equivalents at beginning of period	3,421.4	3,151.2
Cash, restricted cash, and equivalents at end of period	3,253.9	3,421.4

Cash and equivalents	579.7	570.3
Restricted cash and equivalents	2,674.2	2,851.1
Total cash, restricted cash, and equivalents	$3,253.9	$3,421.4

40 | 2024 Form 10-K

Operating Activities

Net cash provided by operating activities was $281.1 million during the year ended December 31, 2024, compared to $219.5 million during the year ended December 31, 2023. For both periods, cash inflows from operating activities were primarily generated from the subscriptions of our solutions.

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

Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $471.9 million, primarily consisting of purchases of customer funds marketable securities of $541.1 million, acquisition costs, net of cash acquired, of $173.1 million, capital expenditures of $109.6 million, and purchases of marketable securities of $16.2 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $353.4 million and proceeds from the sale and maturity of marketable securities of $14.7 million. Our capital expenditures included $95.3 million for software and technology and $14.3 million for property, plant and equipment.

During the year ended December 31, 2023, net cash used in investing activities was $202.8 million, primarily consisting of purchases of customer funds marketable securities of $528.1 million, capital expenditures of $114.4 million, and purchases of marketable securities of $6.8 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $445.5 million and proceeds from the sale and maturity of marketable securities of $2.0 million. Our capital expenditures included $95.4 million for software and technology and $19.0 million for property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $59.6 million during the year ended December 31, 2024. This cash inflow was primarily attributable to the increase in proceeds from our debt issuance of $650.0 million, proceeds from the issuance of common stock under our share-based compensation plans of $56.6 million, and the net increase in our customer funds obligations of $51.8 million, partially offset by payments on our long-term debt obligations of $648.3 million, repurchases of common stock of $36.1 million, payment of debt refinancing costs of $11.4 million, and payment of contingent consideration of $3.0 million.

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

Backlog and Seasonality

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2024, approximately $1.26 billion of revenue is expected to be recognized over the next three years from remaining performance obligations.

For a discussion of seasonality, please refer to Part 1, Item I, “Business” of this Form 10-K.

Our Indebtedness

Our primary liquidity needs are related to funding of general business requirements, including the payment of interest and principal on our debt, capital expenditures, fulfilling our contractual commitments, product development, funding Dayforce Wallet on-demand pay requests on behalf of our customers, and executing purchases under our share repurchase program. From time to time, we have made investments in businesses or acquisitions of companies, which are also liquidity needs. We believe our current sources of liquidity will be sufficient to meet our liquidity needs for the foreseeable future. We anticipate that to the extent that we require additional liquidity, it will be funded through the issuance of equity, the incurrence of additional indebtedness, or a combination thereof.

41 | 2024 Form 10-K

2024 Senior Secured Credit Facility

On February 29, 2024, we completed the refinancing of our 2018 Senior Secured Credit Facility by entering into a new credit agreement. Pursuant to the terms of the credit agreement, we became borrower of the 2024 Senior Secured Credit Facility, consisting of the 2024 Term Debt in the original principal amount of $650.0 million and the 2024 Revolving Credit Facility of $350.0 million. The 2024 Revolving Credit Facility may, at our option, be made available in U.S. Dollars, Canadian Dollars, Euros and/or Pounds Sterling; up to $100.0 million may, at our option, be made available for letters of credit and $100.0 million may, at our option, be made available for swingline loans (denominated in Canadian Dollars and/or U.S. Dollars).

The 2024 Term Debt and 2024 Revolving Credit Facility will mature on March 1, 2031 and March 1, 2029, respectively. We are required to make annual amortization payments in respect of the 2024 Term Debt, payable in equal quarterly installments of 0.25% of the aggregate principal amount of all initial term loans outstanding at closing. The 2024 Term Debt bears interest at rates based upon, at our option, either (i) a base rate plus an applicable percentage of 1.5% or (ii) a term Secured Overnight Financing Rate ("SOFR") plus an applicable percentage of 2.5%. In February 2025, we completed an amendment to the 2024 Senior Secured Credit Facility, which resulted in a reduction of the Term Debt base rate applicable percentage to 1.0% and the SOFR applicable percentage to 2.0%. The 2024 Revolving Credit Facility does not require amortization payments.

Convertible Senior Notes

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due in March 2026. The total net proceeds from the offering, after deducting initial purchase discounts and issuance costs, were $561.8 million. In connection with the Convertible Senior Notes, we entered into capped call transactions which are expected to reduce the potential dilution of our common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Notes. We used an aggregate amount of $45.0 million of the net proceeds of the Convertible Senior Notes to purchase the Capped Calls. We used the remainder of the net proceeds from the offering (i) to repay $295.0 million principal amount under the 2018 Revolving Credit Facility and pay related accrued interest and (ii) for general corporate purposes. We expect to retire the Convertible Senior Notes upon maturity in March 2026 with cash and liquidity on hand.

For an additional description of the 2024 Senior Secured Credit Facility and the Senior Convertible Notes, please refer to Part II, Item 8, Note 10, “Debt,” to our consolidated financial statements.

Contractual Obligations

Our future contractual obligations generally consist of long-term debt, leases, retirement plans, and vendor payments. Our long-term debt obligations are described in Part II, Item 8, Note 10, “Debt,” to our consolidated financial statements, and the “Our Indebtedness” section above.

As of December 31, 2024, all of our facilities are leased. Most of these leases contain renewal options and require payments for taxes, insurance, and maintenance. We also lease equipment for use in our business. Refer to Part II, Item 8, Note 7, "Leases," to our consolidated financial statements for additional discussion of our leases.

The U.S. defined benefit plans were terminated with an effective date of September 30, 2024. We are in the process of finalizing the wind down of the plans, which includes transferring the associated liabilities to an insurance company, which we expect will be completed in 2025. These steps include settling all future obligations under our defined pension plans through a combination of lump sum payments to eligible, electing participants and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract.

Payments of retirement plan obligations include employer commitments to fund our defined benefit and postretirement plans and do not include estimated future benefit payments to participants expected to be made from liquidation of the assets in our defined benefit plan trusts. As of December 31, 2024, our defined benefit pension plans had a projected benefit obligation ("PBO") that exceeded the fair value of the plans’ assets by $24.5 million and our postretirement benefit plan had a PBO that exceeded the fair value of the plans’ assets by $6.9 million.

Refer to Part II, Item 8, Note 11, "Employee Benefit Plans," to our consolidated financial statements for additional discussion of our employee benefit plans.

The amount of our future contractual obligations to vendors as of December 31, 2024 was not material.

42 | 2024 Form 10-K

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

Revenue Recognition

Description: We recognize revenue for professional services and Cloud subscription services performance obligations based on an allocation of the total transaction price to each performance obligation using the respective stand-alone selling prices (“SSP”). This can result in revenue being recognized in an amount that exceeds the amount we are contractually allowed to bill our customer as of a certain point in time, resulting in the recognition of a contract asset up until the period at which billings are equal to or exceed revenue recognition. We recognized $234.2 million of Cloud professional services revenue for the year ended December 31, 2024, and the related contract assets were $100.2 million as of December 31, 2024.

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

43 | 2024 Form 10-K

Non-GAAP Financial Measures

We use certain non-GAAP financial measures in this document including:

Non-GAAP Financial Measure	GAAP Financial Measure
EBITDA	Net income (loss)
Adjusted EBITDA	Net income (loss)
Adjusted EBITDA margin	Net profit margin
Adjusted Cloud recurring gross margin	Cloud recurring gross margin
Adjusted operating profit	Operating profit
Adjusted operating profit margin	Operating profit margin
Adjusted net income	Net income (loss)
Adjusted net profit margin	Net profit margin
Adjusted diluted net income per share	Diluted net income (loss) per share
Free cash flow	Net cash provided by operating activities
Free cash flow margin	Operating cash flow margin
Percentage change in revenue, including total revenue and revenue by solution, on a constant currency basis	Percentage change in revenue, including total revenue and revenue by solution
Cloud annualized retention rate	No directly comparable GAAP measure
Dayforce revenue retention rate	No directly comparable GAAP measure
Dayforce recurring revenue per customer	No directly comparable GAAP measure

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

44 | 2024 Form 10-K

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
•
Free cash flow margin is determined by calculating the percentage that free cash flow is of total revenue.
•
Percentage change in revenue, including total revenue and revenue by solution, on a constant currency basis is calculated by applying the average foreign exchange rate in effect during the comparable prior period.
•
Cloud ARR is calculated by starting with recurring revenue at year end, excluding revenue from Ascender and eloomi, subtracting the once-a-year charges, annualizing the revenue for customers live for less than a full year to reflect the revenue that would have been realized if the customer had been live for a full year, and adding back the once-a-year charges. We have not reconciled Cloud ARR because there is no directly comparable GAAP financial measure.
•
Annual Dayforce revenue retention rate is calculated as a percentage, excluding Ascender and eloomi, where the numerator is the Dayforce ARR for the prior year, less the Dayforce ARR from lost Dayforce customers during that year; and the denominator is the Dayforce ARR for the prior year. We have not reconciled Annual Dayforce revenue retention rate because there is no directly comparable GAAP financial measure.
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

45 | 2024 Form 10-K

The following tables reconcile our reported results to our non-GAAP financial measures:

	Year Ended December 31, 2024
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$303.7	78.9%	$11.3	$—	$1.0	$291.4	79.8%

Operating profit	$104.1	5.9%	$156.6	$120.0	$29.8	$410.5	23.3%

Net income	$18.1	1.0%	$156.6	$120.0	$21.1	$315.8	17.9%
Interest expense, net	40.6		—	—	—	40.6
Income tax expense (c)	19.5		—	—	(35.8)	55.3
Depreciation and amortization	209.8		—	120.0	—	89.8
EBITDA	$288.0		$156.6	$—	$56.9	$501.5	28.5%

Net income per share - diluted	$0.11		$0.98	$0.75	$0.13	$1.97

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items. The adjustments to operating profit consist of $19.8 million of restructuring expenses, $9.0 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, and $1.0 million of fees associated with initiating the receivables securitization program. The adjustments to net income also include $14.2 million of foreign exchange loss, $12.9 million of costs associated with the planned termination of our frozen U.S. pension plan, and a $35.8 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.

46 | 2024 Form 10-K

	Year Ended December 31, 2023
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Cost of Cloud recurring revenue	$278.5	77.0%	$15.4	$—	$—	$263.1	78.3%

Operating profit	$133.1	8.8%	$137.1	$60.5	$9.1	$339.8	22.4%

Net income	$54.8	3.6%	$137.1	$60.5	$(13.7)	$238.7	15.8%
Interest expense, net	36.1		—	—	—	36.1
Income tax expense (c)	41.2		—	—	(22.2)	63.4
Depreciation and amortization	132.5		—	60.5	—	72.0
EBITDA	$264.6		$137.1	$—	$8.5	$410.2	27.1%

Net income per share - diluted	$0.35		$0.86	$0.38	$(0.09)	$1.51

(a)
Cloud recurring gross margin is defined as total Cloud recurring revenue less cost of Cloud recurring revenue as a percentage of total Cloud recurring revenue. Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items. The adjustments to operating profit consist of $4.7 million of restructuring expenses, $4.3 million related to the impact of the fair value adjustment for the DataFuzion contingent consideration, and $0.1 million related to the net impact of the abandonment of certain leased facilities. The adjustments to net income also include $0.6 million of foreign exchange gain and a $22.2 million net adjustment for the effect of income taxes related to these items.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.

The following table reconciles net cash provided by operating activities and operating cash flow margin to the non-GAAP financial measures free cash flow and free cash flow margin:

	Year Ended December 31,
	2024	2023
	(In millions)
Net cash provided by operating activities	$281.1	$219.5
Capital expenditures	(109.6)	(114.4)
Free cash flow	$171.5	$105.1

Operating cash flow margin (a)	16.0%	14.5%
Free cash flow margin (b)	9.7%	6.9%

(a)
Operating cash flow margin is determined by calculating the percentage that free cash flow is of total revenue.
(b)
Free cash flow margin is determined by calculating the percentage that free cash flow is of total revenue.

47 | 2024 Form 10-K

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

We have exposure to risks associated with changes in laws and regulations that may affect customer fund balances. For example, a change in regulations, either reducing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities, would reduce our average customer fund balances and float revenue. Based on current market conditions, portfolio composition and investment practices, a 100 basis point decrease in market investment rates would result in approximately $27 million decrease in float revenue over the ensuing twelve month period. There are no incremental costs of revenue associated with changes in float revenue.

We pay floating rates of interest on our 2024 Term Debt and 2024 Revolving Credit Facility. The interest paid on these borrowings will fluctuate up or down in relation to changes in market interest rates. A 100 basis point decrease in the applicable reference rates would result in approximately $6 million decrease in our interest expense over the ensuring twelve-month period. Please refer to Part II, Item 8, Note 10, “Debt,” for additional information. In addition, certain fees related to our Receivables Securitization Program fluctuate based on changes in market interest rates.

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

However, because we classify our securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be unrecoverable. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities. Please refer to Part II, Item 8, Note 5, “Customer Funds,” for additional information.

48 | 2024 Form 10-K

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

We are in the process of finalizing the wind down of the plan, which includes transferring the associated liabilities to an insurance company, which we expect will be completed in 2025. These steps include settling all future obligations through a combination of lump sum payments to eligible, electing participants and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract. In applying relevant accounting policies, we have made estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. As of December 31, 2024, the PBO exceeded the fair value of plan assets by $24.5 million. Please refer to Part II, Item 8, Note 11, "Employee Benefit Plans," for additional information.

The effective discount rate used in accounting for pension and other benefit obligations in 2024 ranged from 5.06% to 5.35%. The expected rate of return on plan assets for qualified pension benefits in 2024 was 4.80%. The following table reflects the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

		Impact on 2025 Pension Expense Increase (Decrease)
	Change in Assumption	Pension Benefits	Post Retirement
		(In millions)
Increase in discount rate	50 basis points	$0.6	n/a
Decrease in discount rate	50 basis points	(0.6)	n/a
Increase in return on plan asset	50 basis points	(1.6)	n/a
Decrease in return on plan asset	50 basis points	1.6	n/a

49 | 2024 Form 10-K

Item 8. Financial Statements and Supplementary Data.

50 | 2024 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dayforce, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dayforce, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

51 | 2024 Form 10-K

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

Customer funds and customer funds obligations

As discussed in Note 5 to the consolidated financial statements, in connection with the Company’s payroll and tax services, it (1) collects funds for payment of payroll and taxes, (2) temporarily holds such funds until payment is due, and (3) remits the funds to its customers’ employees and taxing authorities. In the U.S. and Canada, these customer funds are held in trusts. At December 31, 2024, customer funds and customer funds obligations were $5.00 billion and $5.02 billion, respectively.

We identified the evaluation of the sufficiency of audit evidence over U.S. and Canadian customer funds and customer funds obligations as a critical audit matter. Complex auditor judgment was required to determine that the receipt and expenditure of funds used to develop the customer funds and customer funds obligations balances at December 31, 2024, reconciled to customers’ transaction data.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed to determine that the receipt and expenditure of funds used to develop the customer funds and customer funds obligations balances reconciled to customers’ transaction data, including the extent of involvement of information technology (IT) professionals. We evaluated the design and tested the operating effectiveness of certain internal controls related to the customer funds and customer funds obligations process. IT professionals with specialized skills and knowledge, assisted in the identification and testing of general IT controls and process level IT risks and controls related to:

•
the receipt of customer transaction data
•
the communication of data to banks for the purpose of receiving and expending customer funds, and
•
the Company’s various IT systems used to track customer funds and customer funds obligations.

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

Stand-alone selling price (SSP) of Cloud Dayforce professional services

As discussed in Note 13 to the consolidated financial statements, the Company recognized $242.7 million of Cloud Dayforce professional services and other revenue for the year ended December 31, 2024, and $100.2 million of contract assets as of December 31, 2024. Cloud Dayforce professional services includes implementation services to activate new accounts. The Company’s Cloud services arrangements include multiple performance obligations and the transaction price allocation is based on the SSP for the performance obligations. The SSP for Cloud Dayforce implementation services is estimated based on market conditions and observable inputs, including rates charged by third parties to perform implementation services, as well as an estimate of the hours expected to be incurred.

We identified the assessment of the Company’s estimated hours expected to be incurred that were used to determine the SSP of Cloud Dayforce implementation services as a critical audit matter. Subjective auditor judgment was required to evaluate the professional services hours assumption that involved unobservable data.

52 | 2024 Form 10-K

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s estimated hours to be incurred that were used to determine the SSP of Cloud Dayforce implementation services. To evaluate the Company’s retrospective review of its estimated implementation service hours, we compared the historical estimated implementation hours to actual implementation hours incurred for a selection of contracts. For a sample of contracts entered during the year ended December 31, 2024:

•
We obtained the Company’s models for allocating the transaction price and compared certain inputs in those models to the project managers’ estimate of implementation service hours to be incurred and to the results of the Company’s retrospective review of its estimated implementation service hours; and
•
We inquired of the project manager regarding the estimation of the total hours to be incurred.

/s/ KPMG LLP

We have served as the Company’s auditor since 1958.

Minneapolis, Minnesota

February 28, 2025

53 | 2024 Form 10-K

Dayforce, Inc.

Consolidated Balance Sheets

	December 31,
	2024	2023
(In millions, except per share data)
Assets
Current assets:
Cash and equivalents	$579.7	$570.3
Restricted cash	—	0.8
Trade and other receivables, net	264.8	228.8
Prepaid expenses and other current assets	137.5	126.7
Total current assets before customer funds	982.0	926.6
Customer funds	5,001.5	5,028.6
Total current assets	5,983.5	5,955.2
Right of use lease assets, net	12.3	19.1
Property, plant, and equipment, net	223.7	210.1
Goodwill	2,336.7	2,293.9
Other intangible assets, net	189.2	230.2
Deferred sales commissions	231.8	192.1
Other assets	139.8	110.3
Total assets	$9,117.0	$9,010.9

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$7.3	$7.6
Current portion of long-term lease liabilities	5.7	7.0
Accounts payable	77.0	66.7
Deferred revenue	42.3	40.2
Employee compensation and benefits	126.8	92.9
Other accrued expenses	31.5	30.4
Total current liabilities before customer funds obligations	290.6	244.8
Customer funds obligations	5,024.2	5,090.1
Total current liabilities	5,314.8	5,334.9
Long-term debt, less current portion	1,209.1	1,210.1
Employee benefit plans	5.9	27.7
Long-term lease liabilities, less current portion	10.8	18.9
Other liabilities	30.1	21.1
Total liabilities	6,570.7	6,612.7
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par, 500.0 shares authorized, 159.0 and 156.3 shares issued and outstanding, respectively	1.6	1.6
Additional paid in capital	3,363.2	3,151.1
Accumulated deficit	(335.8)	(317.8)
Accumulated other comprehensive loss	(482.7)	(436.7)
Total stockholders’ equity	2,546.3	2,398.2
Total liabilities and stockholders' equity	$9,117.0	$9,010.9

See accompanying notes to consolidated financial statements.

54 | 2024 Form 10-K

Dayforce, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023	2022
(In millions, except per share data)
Revenue:
Recurring	$1,517.3	$1,297.3	$1,047.6
Professional services and other	242.7	216.4	198.6
Total revenue	1,760.0	1,513.7	1,246.2
Cost of revenue:
Recurring	352.7	324.9	309.4
Professional services and other	291.0	265.6	238.7
Product development and management	223.8	209.9	169.9
Depreciation and amortization	80.4	66.8	55.0
Total cost of revenue	947.9	867.2	773.0
Gross profit	812.1	646.5	473.2
Selling and marketing	342.0	250.2	251.5
General and administrative	366.0	263.2	247.5
Operating profit (loss)	104.1	133.1	(25.8)
Interest expense, net	40.6	36.1	28.6
Other expense, net	25.9	1.0	8.5
Income (loss) before income taxes	37.6	96.0	(62.9)
Income tax expense	19.5	41.2	10.5
Net income (loss)	$18.1	$54.8	$(73.4)
Net income (loss) per share:
Basic	$0.11	$0.35	$(0.48)
Diluted	$0.11	$0.35	$(0.48)
Weighted average shares outstanding:
Basic	157.8	155.3	152.9
Diluted	160.4	158.5	152.9

See accompanying notes to consolidated financial statements.

55 | 2024 Form 10-K

Dayforce, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2024	2023	2022
(In millions)
Net income (loss)	$18.1	$54.8	$(73.4)
Items of other comprehensive (loss) income before income taxes:
Change in foreign currency translation adjustment	(80.0)	16.6	(56.7)
Change in unrealized loss from invested customer funds	39.0	54.4	(134.6)
Change in pension liability adjustment	7.0	(11.4)	(5.8)
Other comprehensive (loss) income before income taxes	(34.0)	59.6	(197.1)
Income tax expense (benefit), net	12.0	11.3	(36.9)
Other comprehensive (loss) income after income taxes	(46.0)	48.3	(160.2)
Comprehensive (loss) income	$(27.9)	$103.1	$(233.6)

See accompanying notes to consolidated financial statements.

56 | 2024 Form 10-K

Dayforce, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2021	152.0	$1.5	$2,860.0	$(309.2)	$(324.8)	$2,227.5
Net loss	—	—	—	(73.4)	—	(73.4)
Cumulative-effect adjustments related to the adoption of ASU 2020-06	—	—	(77.7)	10.0	—	(67.7)
Issuance of common stock under share-based compensation plans	1.9	—	38.4	—	—	38.4
Share-based compensation	—	—	144.8	—	—	144.8
Foreign currency translation	—	—	—	—	(56.7)	(56.7)
Change in unrealized loss, net of tax of ($35.4)	—	—	—	—	(99.2)	(99.2)
Change in pension liability adjustment, net of tax of ($1.5)	—	—	—	—	(4.3)	(4.3)
Balance as of December 31, 2022	153.9	$1.5	$2,965.5	$(372.6)	$(485.0)	$2,109.4
Net income	—	—	—	54.8	—	54.8
Issuance of common stock under share-based compensation plans	2.4	0.1	48.9	—	—	49.0
Share-based compensation	—	—	136.7	—	—	136.7
Foreign currency translation	—	—	—	—	16.6	16.6
Change in unrealized loss, net of tax of $14.3	—	—	—	—	40.1	40.1
Change in pension liability adjustment, net of tax of ($3.0)	—	—	—	—	(8.4)	(8.4)
Balance as of December 31, 2023	156.3	$1.6	$3,151.1	$(317.8)	$(436.7)	$2,398.2
Net income	—	—	—	18.1	—	18.1
Issuance of common stock under share-based compensation plans	3.3	—	56.6	—	—	56.6
Repurchases of common stock	(0.6)	—	—	(36.1)	—	(36.1)
Share-based compensation	—	—	155.5	—	—	155.5
Foreign currency translation	—	—	—	—	(80.0)	(80.0)
Change in unrealized loss, net of tax of $10.3	—	—	—	—	28.7	28.7
Change in pension liability adjustment, net of tax of $1.7	—	—	—	—	5.3	5.3
Balance as of December 31, 2024	159.0	$1.6	$3,363.2	$(335.8)	$(482.7)	$2,546.3

See accompanying notes to consolidated financial statements.

57 | 2024 Form 10-K

Dayforce, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
(In millions)
Cash flows from operating activities
Net income (loss)	$18.1	$54.8	$(73.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax (benefit) expense	(34.1)	4.1	(1.7)
Depreciation and amortization	209.8	132.5	89.0
Amortization of debt issuance costs and debt discount	4.2	4.4	4.6
Loss on debt extinguishment	4.3	—	—
Provision for doubtful accounts	10.1	5.4	2.2
Net periodic pension and postretirement cost	10.1	1.1	4.8
Share-based compensation expense	155.5	136.7	144.8
Change in fair value of contingent consideration	9.0	4.3	4.6
Other	0.1	1.0	(0.2)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade and other receivables	(48.0)	(48.3)	(39.5)
Prepaid expenses and other current assets	(3.3)	(22.1)	(11.4)
Deferred sales commissions	(43.9)	(39.5)	(8.9)
Accounts payable and other accrued expenses	15.7	9.3	(0.2)
Deferred revenue	(4.4)	(1.3)	(5.6)
Employee compensation and benefits	12.8	(7.5)	21.2
Accrued taxes	(3.6)	(4.7)	7.5
Payment of contingent consideration	(20.9)	—	—
Other assets and liabilities	(10.4)	(10.7)	(5.2)
Net cash provided by operating activities	281.1	219.5	132.6

Cash flows from investing activities
Purchases of customer funds marketable securities	(541.1)	(528.1)	(652.8)
Proceeds from sale and maturity of customer funds marketable securities	353.4	445.5	404.8
Purchases of marketable securities	(16.2)	(6.8)	—
Proceeds from sale and maturity of marketable securities	14.7	2.0	—
Expenditures for property, plant, and equipment	(14.3)	(19.0)	(20.2)
Expenditures for software and technology	(95.3)	(95.4)	(74.3)
Acquisition costs, net of cash acquired	(173.1)	—
Other	—	(1.0)	—
Net cash used in investing activities	(471.9)	(202.8)	(342.5)

Cash flows from financing activities
Increase in customer funds obligations, net	51.8	200.9	734.6
Proceeds from issuance of common stock under share-based compensation plans	56.6	49.0	38.4
Repurchases of common stock	(36.1)	—	—
Proceeds from debt issuance	650.0	—	—
Repayment of long-term debt obligations	(648.3)	(7.9)	(8.4)
Payment of debt refinancing costs	(11.4)	—	—
Payment of contingent consideration	(3.0)	—	—
Net cash provided by financing activities	59.6	242.0	764.6

Effect of exchange rate changes on cash, restricted cash, and equivalents	(36.3)	11.5	(46.8)
Net (decrease) increase in cash, restricted cash, and equivalents	(167.5)	270.2	507.9
Cash, restricted cash, and equivalents at beginning of period	3,421.4	3,151.2	2,643.3
Cash, restricted cash, and equivalents at end of period	$3,253.9	$3,421.4	$3,151.2

Reconciliation of cash, restricted cash, and equivalents to the consolidated balance sheets
Cash and equivalents	$579.7	$570.3	$431.9
Restricted cash	—	0.8	0.8
Restricted cash and equivalents included in customer funds	2,674.2	2,850.3	2,718.5
Total cash, restricted cash, and equivalents	$3,253.9	$3,421.4	$3,151.2

Supplemental cash flow information
Cash paid for interest	$45.3	$52.4	$30.1
Cash paid for income taxes	56.4	43.0	17.6
Cash received from income tax refunds	0.8	0.6	8.0

See accompanying notes to consolidated financial statements.

58 | 2024 Form 10-K

Dayforce, Inc.

Notes to Consolidated Financial Statements

1. Organization

Dayforce, Inc. and its direct and indirect subsidiaries (also referred to in this report as “we,” “our,” “us,” or the "Company") offer a broad range of services and software designed to help employers more effectively manage employment processes, such as payroll, payroll-related tax filing, human resource information systems, employee self-service, time and labor management, employee assistance programs, and recruitment and applicant screening. Our technology-based services are typically provided through long-term customer relationships that result in a high level of recurring revenue. While we operate in 19 countries globally, our operations are primarily located in the United States ("U.S.") and Canada.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The accompanying consolidated financial statements include the operations and accounts of Dayforce, Inc. and all subsidiaries, as well as any variable interest entity (“VIE”) in which we have controlling financial interest. All intercompany balances and transactions have been eliminated from our consolidated financial statements.

We consolidate the grantor trusts that hold funds provided by our payroll and tax filing customers pending remittance to employees of those customers or tax authorities in the U.S. and Canada, although we do not own the grantor trusts. Under consolidation accounting, the enterprise with a controlling financial interest consolidates a VIE. A controlling financial interest in an entity is determined through analysis that identifies the primary beneficiary which has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, ongoing reassessments must be performed to confirm whether an enterprise is the primary beneficiary of a VIE. The grantor trusts are VIEs, and we are deemed to have a controlling financial interest as the primary beneficiary. Please refer to Part II, Item 8, Note 5, “Customer Funds,” for further information on our accounting for these funds.

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

Cash and Equivalents

As of December 31, 2024 and 2023, cash and equivalents were comprised of cash held in bank accounts and investments with an original maturity of three months or less.

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

59 | 2024 Form 10-K

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

In the third quarter of 2024, we entered into a receivables securitization program (the "Receivables Securitization Program") with MUFG Bank, Ltd. (“MUFG”), under which MUFG acts as an agent to facilitate the sale of certain Dayforce receivables (the “Receivables”) to MUFG and certain other investors from time-to-time unaffiliated with Dayforce (the “Purchasers”). The sale of these Receivables to the Purchasers is accounted for as a sale of assets under the provisions of Accounting Standards Codification ("ASC") 860, Transfers and Servicing, and as such the Receivables are derecognized from our consolidated balance sheets. We continue to service any Receivables sold to the Purchasers.

In connection with the Receivables Securitization Program, we sell certain trade and other receivables to special purpose entities (the “SPEs”), which are wholly-owned by Dayforce, Inc., which in turn sell a portion of these receivables to the Purchasers on a monthly basis. Per the terms of the Receivables Purchase Agreement (“RPA”) between us and MUFG entered into in connection with the Receivables Securitization Program, we may have a maximum of $150.0 million of accounts receivable sold to the Purchasers outstanding at any point in time. The portion of the receivables held by the SPEs, but not sold to the Purchasers, serve as collateral to the Purchasers on the sold Receivables, and are considered restricted accounts receivable. Cash receipts from the sale of Receivables to the Purchasers are reflected in net cash provided by operating activities in the consolidated statements of cash flows.

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

Repairs and maintenance costs are expensed as incurred. We capitalized interest of $2.0 million and $0.7 million in property, plant, and equipment, net during the years ended December 31, 2024 and 2023, respectively. Property, plant, and equipment assets are assessed for impairment as described under the heading “Impairment of Long-Lived Assets” below.

Business Combinations

In accordance with ASC 805, Business Combinations, we use the acquisition method of accounting and allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date. Goodwill represents the excess of purchase consideration transferred over the estimated fair value of the identifiable net assets acquired in a business combination.

60 | 2024 Form 10-K

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

Segment Information

We operate as a single reporting unit, a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assessing performance. Our CODM is our chief executive officer ("CEO"). Our CODM uses operating profit as the measure of segment profitability to assess performance.

In addition to the information contained in the consolidated statements of operations, the significant segment expense category regularly provided to the CODM is labor and benefits. Both operating profit and labor and benefits expense are used to monitor budget versus actual results to assess performance of the segment. The labor and benefits expense information provided to the CODM primarily consists of base salaries and wages, payroll taxes, healthcare and insurance benefits, and retirement benefits. Expenses related to share-based compensation, bonuses, commissions, and external consulting and contract labor are excluded.

The following table sets forth our segment information of revenue, expenses, and operating profit (loss):

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenue	$1,760.0	$1,513.7	$1,246.2
Labor and benefits	715.1	654.8	583.6
Other expenses	940.8	725.8	688.4
Operating profit (loss)	$104.1	$133.1	$(25.8)

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

61 | 2024 Form 10-K

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

Intangible assets represent amounts assigned to specifically identifiable intangible assets at the time of an acquisition. Definite-lived assets are amortized on a straight-line basis generally over the following periods:

Customer lists and relationships	4-12 years
Trade name	2-5 years
Technology	3-7 years

Internally Developed Software Costs

In accordance with ASC 350, we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and our management has authorized further funding for the project, which it deems probable of completion. Capitalized software costs include only: (1) external direct costs of materials and services consumed in developing or obtaining the software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project; and (3) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We do not include general and administrative costs and overhead costs in capitalizable costs. Research and development costs, product management, and other software maintenance costs related to software development are expensed as incurred.

We had capitalized software costs, net of accumulated amortization, of $185.8 million and $167.0 million as of December 31, 2024, and 2023, respectively, included in property, plant, and equipment, net in the consolidated balance sheets. We amortize software costs on a straight-line basis over the expected life of the software, generally a range of two to seven years. Amortization of software costs totaled $70.7 million, $54.0 million, and $43.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Revenue Recognition

The core principle of ASC 606 is that revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. In accordance with ASC 606, we perform the following steps to determine revenue to be recognized:

1)
Identify the contract(s) with a customer;

62 | 2024 Form 10-K

2)
Identify the performance obligations in the contract;
3)
Determine the transaction price;
4)
Allocate the transaction price to the performance obligations in the contract; and
5)
Recognize revenue when (or as) we satisfy a performance obligation.

The significant majority of our two major revenue sources (recurring and professional services and other) are derived from contracts with customers. Recurring revenues are primarily related to our Cloud subscription performance obligations. Professional services and other revenues are primarily related to professional services for our Cloud customers (including implementation services to activate new accounts, as well as post go-live professional services typically billed on a time and materials basis) and, to a much lesser extent, fees for other non-recurring services, including sales of time clocks and certain client reimbursable out-of-pocket expenses. Fees charged to Cloud subscription performance obligations are generally priced either on a per-employee, per-month (“PEPM”) basis for a given month or on a PEPM basis for a given process; and fees charged for professional services are typically priced on a fixed fee basis for activating new accounts and on a time and materials basis for post go-live professional services. There is typically no variable consideration related to our recurring Cloud subscriptions or our activation services, nor do they include a significant financing component, non-cash consideration, or consideration payable to a customer. Our recurring Cloud subscriptions are typically billed one month in advance while our professional services are billed over the implementation period for activation of new accounts and as work is performed for post go-live professional services.

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

Recurring Revenues

For our Dayforce solutions, we primarily charge monthly recurring fees on a PEPM basis, generally one-month in advance of service, based on the number and type of solutions provided to the customer and the number of employees at the customer. We charge Powerpay customers monthly recurring fees on a PEPM basis. For our other recurring solutions, we typically charge monthly recurring fees on a per-process basis. The typical recurring customer contract has an initial term between three and five years. Any credits related to service level commitments are recognized as incurred, as service level failures are not anticipated at contract signing. Should a customer cancel the initial contract, an early termination fee may be applicable, and revenue is recognized upon collection. We also generate recurring revenue from investment income on our Cloud recurring and other recurring customer funds before such funds are remitted to taxing authorities, customer employees, or other third parties. We refer to this investment income as float revenue. Please refer to Part II, Item 8, Note 13, “Revenue,” for a full description of our sources of revenue.

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

63 | 2024 Form 10-K

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

Product development and management expense includes costs related to software development activities that do not qualify for capitalization, such as development, quality assurance, testing of new technologies, and enhancements to our existing solutions that do not result in additional functionality. Product development and management expense also includes costs related to the management of our solutions. Research and development expense was $123.0 million, $112.0 million, and $92.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Depreciation and amortization related to cost of revenue primarily consists of amortization of capitalized software.

Selling and Marketing Expense

Selling and marketing expense includes costs related to maintaining a direct marketing infrastructure and sales force and other direct marketing efforts, such as marketing events, advertising, telemarketing, direct mail, and trade shows. Advertising costs are expensed as incurred. Advertising expense was $28.1 million, $14.2 million, and $11.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Other Expense (Income), Net

Other expense (income), net includes the results of transactions that are not appropriately classified in another category. These items are primarily foreign currency translation gains and losses resulting from transactions denominated in foreign currencies and net periodic pension costs. For the years ended December 31, 2024, 2023, and 2022 other expense, net of $25.9 million, $1.0 million, and $8.5 million, respectively, was primarily comprised of foreign currency translation losses (gains) of $14.1 million, ($0.5) million, and $3.4 million, respectively, and net periodic pension expense of $11.5 million, $1.5 million, and $5.1 million, respectively.

64 | 2024 Form 10-K

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

We classify interest and penalties related to income taxes as a component of income tax expense.

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

65 | 2024 Form 10-K

Pension and Other Postretirement Benefits Liability

We present information about our pension and postretirement benefit plans in Part II, Item 8, Note 11, “Employee Benefit Plans” to our consolidated financial statements. Liabilities and expenses for pensions and other postretirement benefits are determined with the assistance of third-party actuaries, using actuarial methodologies and incorporating significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (medical costs, retirement age, and mortality). The discount rate assumption utilizes a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The impact of a change in the discount rate of 25 basis points would be approximately $4.9 million on the liabilities and a $0.3 million impact on pre-tax earnings in the following year. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. A change in the assumption for the long-term rate of return on plan assets of 25 basis points would impact pre-tax earnings by approximately $0.8 million.

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

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which, among other updates, requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. We have adopted ASU 2023-07 for the year ended December 31, 2024 on a retrospective basis. The adoption of this standard did not have a significant impact on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendment is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the presentational impact that ASU 2023-09 will have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the consolidated statements of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements and related disclosures, including the adoption date and transition method.

There were no other recently adopted accounting standards that had a material effect on our consolidated financial statements and accompanying disclosures, and no other recently issued accounting standards that are expected to have a material impact on our consolidated financial statements and accompanying disclosures.

66 | 2024 Form 10-K

3. Business Combinations

On February 1, 2024, we completed the purchase of 100% of the outstanding shares of eloomi A/S ("eloomi"), a learning experience platform software provider based in Copenhagen, Denmark, and Orlando, Florida.

The acquisition of eloomi was recorded using the acquisition method of accounting, in which the assets and liabilities assumed are recognized at their fair value. The accounting for the acquisition was complete as of December 31, 2024. Intangible assets recorded for this acquisition consist of $85.2 million of developed technology and $1.8 million of customer relationships. The goodwill arising from the eloomi acquisition is primarily attributable to the potential to achieve synergies and other cost savings through integration with our existing operations. None of the goodwill associated with this acquisition is deductible for income tax purposes.

The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

(In millions)
Cash and equivalents	$6.5
Trade receivables, prepaid expenses, and other current assets	4.6
Goodwill	105.9
Other intangible assets	87.0
Other assets	0.6
Accounts payable and accrued liabilities	(3.9)
Deferred revenue	(8.6)
Deferred tax liability	(12.5)
Total purchase price	$179.6

After consideration of this acquisition, management has concluded that we continue to have one operating and reportable segment. This conclusion aligns with how management monitors operating performance, allocates resources, and deploys capital. Pro forma financial information is not presented as the acquisition did not qualify as a significant business combination.

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

67 | 2024 Form 10-K

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	December 31, 2024
	Level 1	Level 2		Level 3	Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,327.3	(a)	$—	$2,327.3
Total assets measured at fair value	$—	$2,327.3		$—	$2,327.3

	December 31, 2023
	Level 1	Level 2		Level 3		Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,178.3	(a)	$—		$2,178.3
Total assets measured at fair value	$—	$2,178.3		$—		$2,178.3

Liabilities
DataFuzion contingent consideration	$—	$—		$14.9	(b)	$14.9
Total liabilities measured at fair value	$—	$—		$14.9		$14.9

(a)
Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.
(b)
For the contingent consideration related to the 2021 acquisition of certain assets and liabilities of DataFuzion HCM, Inc. ("DataFuzion"), we utilized a Monte Carlo simulation model to estimate the fair value of the contingent liability as of the reporting dates. As of December 31, 2023, our consolidated balance sheet included $8.6 million within other accrued expenses and $6.3 million within other liabilities, respectively, related to this contingent consideration.

During the years ended December 31, 2024 and 2023, we recognized expense of $9.0 million and $4.3 million, respectively, within general and administrative expense in our consolidated statements of operations due to the remeasurement of the DataFuzion contingent consideration. In August 2024, we made a payment of $23.9 million related to this liability and as of December 31, 2024, there was no remaining liability associated with the DataFuzion contingent consideration.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the year ended December 31, 2024 assets acquired and liabilities assumed as part of the business combination and liabilities recognized as part of our debt issuance have been measured at fair value on a nonrecurring basis. During the year ended December 31, 2023, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

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

68 | 2024 Form 10-K

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

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue amounted to $200.3 million, $168.7 million, and $80.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of December 31, 2024, and 2023, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	December 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,650.9	$—	$—	$2,650.9
Available for sale investments:
U.S. government and agency securities	818.3	0.5	(27.1)	791.7
Canadian and provincial government securities	449.2	4.6	(3.6)	450.2
Corporate debt securities	734.7	7.7	(7.0)	735.4
Asset-backed securities	202.9	1.9	(0.6)	204.2
Mortgage-backed securities	83.5	0.1	(1.3)	82.3
Other securities	64.3	0.1	(0.9)	63.5
Total available for sale investments	2,352.9	14.9	(40.5)	2,327.3
Invested customer funds	5,003.8	$14.9	$(40.5)	4,978.2
Receivables	23.3			23.3
Total customer funds	$5,027.1			$5,001.5

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,800.7	$—	$—	$2,800.7
Available for sale investments:
U.S. government and agency securities	768.3	2.3	(35.1)	735.5
Canadian and provincial government securities	448.7	1.3	(11.3)	438.7
Corporate debt securities	664.7	2.6	(19.4)	647.9
Asset-backed securities	208.9	1.0	(3.3)	206.6
Mortgage-backed securities	60.3	0.8	(0.7)	60.4
Other short-term investments	16.1	—	—	16.1
Other securities	76.2	0.1	(3.2)	73.1
Total available for sale investments	2,243.2	8.1	(73.0)	2,178.3
Invested customer funds	5,043.9	$8.1	$(73.0)	4,979.0
Receivables	49.6			49.6
Total customer funds	$5,093.5			$5,028.6

69 | 2024 Form 10-K

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(In millions)
U.S. government and agency securities	$(5.1)	$261.6	$(22.0)	$430.3	$(27.1)	$691.9
Canadian and provincial government securities	—	—	(3.6)	171.7	(3.6)	171.7
Corporate debt securities	(1.1)	76.4	(5.9)	322.5	(7.0)	398.9
Asset-backed securities	(0.1)	24.3	(0.5)	48.2	(0.6)	72.5
Mortgage-backed securities	(0.7)	53.0	(0.6)	12.4	(1.3)	65.4
Other securities	(0.1)	4.6	(0.8)	48.3	(0.9)	52.9
Total available for sale investments	$(7.1)	$419.9	$(33.4)	$1,033.4	$(40.5)	$1,453.3

Management does not believe that any individual unrealized loss was unrecoverable as of December 31, 2024. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at December 31, 2024, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	December 31, 2024
	Cost	Fair Value
	(In millions)
Due in one year or less	$3,018.8	$3,017.5
Due in one to three years	949.2	926.1
Due in three to five years	737.4	738.9
Due after five years	298.4	295.7
Invested customer funds	$5,003.8	$4,978.2

6. Trade and Other Receivables, Net

Trade and other receivables, net, consist of the following:

	December 31,
	2024	2023
	(In millions)
Trade receivables from customers	$226.9	$177.5
Interest receivable from invested customer funds	16.8	18.1
Dayforce Wallet on-demand pay receivables	9.5	19.6
Other (a)	34.4	27.6
Total gross receivables	287.6	242.8
Less: reserve for sales adjustments	(9.3)	(5.6)
Less: allowance for doubtful accounts	(13.5)	(8.4)
Trade and other receivables, net	$264.8	$228.8
(a)
Other includes short-term investments not classified as cash equivalents, interest receivable, and other current receivables.

70 | 2024 Form 10-K

The activity related to the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Balance at beginning of year	$8.4	$4.6	$3.9
Provision for doubtful accounts	10.1	5.4	2.2
Charge-offs, net of recoveries	(5.0)	(1.6)	(1.5)
Balance at end of year	$13.5	$8.4	$4.6

Receivables Securitization Program

As of December 31, 2024, there was $232.3 million of restricted accounts receivable held by the SPEs that is reported within trade and other receivables, net on our consolidated balance sheets. Of the Receivables sold to the Purchasers since the inception of the Receivables Securitization Program, $44.0 million remained outstanding as of December 31, 2024.

7. Leases

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

Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	December 31, 2024	December 31, 2023
		(In millions)
Assets
Operating lease assets	Trade and other receivables, net	$0.1	$0.9
Operating lease assets	Prepaid expenses and other current assets	2.5	2.3
Operating lease assets	Right of use lease assets, net	12.3	19.1
Financing lease assets	Property, plant, and equipment, net	5.0	5.8
Total lease assets		$19.9	$28.1
Liabilities
Financing lease liabilities	Current portion of long-term debt	$0.8	$0.8
Operating lease liabilities	Current portion of long-term lease liabilities	5.7	7.0
Financing lease liabilities	Long-term debt, less current portion	5.7	6.5
Operating lease liabilities	Long-term lease liabilities, less current portion	10.8	18.9
Total lease liabilities		$23.0	$33.2

71 | 2024 Form 10-K

The components of lease expense were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Operating lease cost	$6.6	$8.8	$9.8
Financing lease cost:
Depreciation of lease assets	1.8	1.7	1.3
Interest on lease liabilities	0.4	0.3	0.3
Sublease income	(0.1)	(0.4)	(0.5)
Total lease cost, net	$8.7	$10.4	$10.9

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.4	$8.1
Operating cash flows from finance leases	—	0.3
Financing cash flows from finance leases	1.6	2.0
Lease assets obtained in exchange for new lease liabilities:
Operating leases	0.8	1.9

The future minimum lease payments under our operating and financing leases were as follows:

Years Ending December 31,	Amount
(In millions)
2025	$7.9
2026	6.5
2027	4.1
2028	3.0
2029	2.1
Thereafter	2.0
Total lease payments	$25.6
Less: Interest	2.6
Total	$23.0

Weighted average remaining lease term and weighted average discount rate were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (in years)
Operating leases	3.0	4.0
Financing leases	6.6	7.6
Weighted average discount rate
Operating leases	5.47%	5.06%
Financing leases	3.91%	3.91%

72 | 2024 Form 10-K

8. Property, Plant, and Equipment, Net

Property, plant, and equipment, net consist of the following:

	December 31,
	2024	2023
	(In millions)
Software	$619.0	$536.6
Machinery and equipment	102.8	130.0
Buildings and improvements	44.7	44.9
Total property, plant, and equipment	766.5	711.5
Accumulated depreciation	(542.8)	(501.4)
Property, plant, and equipment, net	$223.7	$210.1

Depreciation expense related to property, plant, and equipment, net was $89.8 million, $72.0 million, and $58.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

9. Goodwill and Intangible Assets

Goodwill

Goodwill and changes therein were as follows:

(In millions)
Balance at December 31, 2023	$2,293.9
Translation	(63.1)
Acquisition	105.9
Balance at December 31, 2024	$2,336.7
Tax-deductible goodwill at December 31, 2024	$62.3

Please refer to Part II, Item 8, Note 3, “Business Combinations” for further discussion of our acquisitions.

We performed a qualitative impairment assessment as of October 1, 2024 and concluded that it is more likely than not that the fair value of our reporting unit is more than its carrying amount.

Intangible Assets

Other intangible assets, net consist of the following:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$291.1	$(239.8)	$51.3	6.2
Trade name	176.4	(127.3)	49.1	0.6
Technology	300.3	(215.7)	84.6	5.3
Total definite-lived intangible assets	$767.8	$(582.8)	$185.0	4.2

Unamortized - indefinite lived:
Trade name	6.0	(1.8)	4.2	n/a
Total other intangible assets	$773.8	$(584.6)	$189.2	n/a

73 | 2024 Form 10-K

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$302.3	$(239.5)	$62.8	6.6
Trade name	177.1	(39.9)	137.2	1.6
Technology	227.5	(201.8)	25.7	2.3
Total definite-lived intangible assets	$706.9	$(481.2)	$225.7	3.2

Unamortized - indefinite lived:
Trade name	6.5	(2.0)	4.5	n/a
Total other intangible assets	$713.4	$(483.2)	$230.2	n/a

Amortization expense related to definite-lived intangible assets was $120.0 million, $60.5 million, and $30.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. We estimate the future amortization of other intangible assets as follows:

Years Ending December 31,	Amount
(In millions)
2025	$78.3
2026	23.8
2027	20.5
2028	20.1
2029	19.9
Thereafter	22.4

Long-Lived Assets by Geographic Area

Long-lived assets consist of right of use lease assets, net, property, plant and equipment, net, goodwill, and other intangible assets, net. Long-lived assets by geographic area was as follows:

	December 31,
	2024	2023
	(In millions)
United States	$1,754.0	$1,796.8
Canada	477.0	526.7
Australia	207.7	244.4
Other	323.2	185.4
Total long-lived assets	$2,761.9	$2,753.3

74 | 2024 Form 10-K

10. Debt

Overview

Our debt obligations consist of the following:

	December 31,	December 31,
	2024	2023
	(In millions)
2018 Term Debt, interest rate of 8.0% as of December 31, 2023	$—	$644.3
2024 Term Debt, interest rate of 7.1% as of December 31, 2024	646.8	—
2018 Revolving Credit Facility ($300.0 million available capacity less $1.3 million as of December 31, 2023, reserved for letters of credit)	—	—
2024 Revolving Credit Facility ($350.0 million available capacity less $0.2 million as of December 31, 2024, reserved for letters of credit)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Line of Credit ($0.9 million and $0.5 million letter of credit capacity, respectively, which were fully utilized)	—	—
Financing lease liabilities (Part II, Item 8, Note 7, "Leases")	6.5	7.3
Total debt	1,228.3	1,226.6
Less unamortized debt issuance costs and discount	11.9	8.9
Less current portion of long-term debt	7.3	7.6
Long-term debt, less current portion	$1,209.1	$1,210.1

Accrued interest and fees related to our debt obligations were $8.6 million and $0.9 million as of December 31, 2024 and 2023, respectively, and are included within other accrued expenses in our consolidated balance sheets.

Senior Secured Credit Facility

Principal Amounts, Interest, and Maturity Dates

2018 Senior Secured Credit Facility

On April 30, 2018, we entered into a credit agreement. Pursuant to the terms of the credit agreement, we became borrower of (i) a $680.0 million term loan debt facility (the “2018 Term Debt”) and (ii) a $300.0 million revolving credit facility (the “2018 Revolving Credit Facility”, and collectively with the 2018 Term Debt, the “2018 Senior Secured Credit Facility”). Our obligations under the 2018 Senior Secured Credit Facility were secured by first priority security interests in substantially all of our assets and the domestic subsidiary guarantors, subject to permitted liens and certain exceptions.

The 2018 Term Debt and 2018 Revolving Credit Facility were set to mature on April 30, 2025 and January 29, 2025, respectively. We were required to make annual amortization payments in respect of the 2018 Term Debt in an amount equal to 1.00% of the original principal amount thereof, payable in equal quarterly installments of 0.25% of the original principal amount of the first lien term debt. The 2018 Revolving Credit Facility did not require amortization payments. We repaid in full the 2018 Senior Secured Credit Facility in connection with our debt refinancing completed in February 2024.

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

75 | 2024 Form 10-K

The 2024 Term Debt is subject to amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on September 30, 2024, with 0.25% of the aggregate principal amount of all initial term loans outstanding at closing to be payable each quarter prior to the maturity date of the 2024 Term Debt. The remaining initial aggregate principal amount will be payable at the maturity date of the 2024 Term Debt. The 2024 Term Debt bears interest at rates based upon, at our option, either (i) a base rate plus an applicable percentage of 1.5% or (ii) a term Secured Overnight Financing Rate ("SOFR") plus an applicable percentage of 2.5%. In February 2025, we completed an amendment to the 2024 Senior Secured Credit Facility, in which the base rate applicable percentage was reduced to 1.0%, and the SOFR applicable percentage was reduced to 2.0%.

The 2024 Revolving Credit Facility bears interest at rates based upon, at our option, either (i) the base rate or the Canadian prime rate, as applicable, plus an applicable percentage of between 1.25% and 1.75% per annum, depending on our consolidated first lien leverage ratio or (ii) the term SOFR or the Canadian Overnight Repo Rate Average ("CORRA") rate plus an applicable percentage of between 2.25% and 2.75% per annum, depending on our consolidated first lien leverage ratio. The February 2025 amendment to the 2024 Senior Secured Credit Facility reduced the base rate applicable percentage to between 1.0% and 1.5%, and reduced the SOFR applicable percentage to between 2.0% and 2.5%.

In connection with the refinancing of our debt, we capitalized $7.5 million of additional financing costs and recognized a loss on debt extinguishment of $4.3 million within interest expense, net in our consolidated statements of operations for the year ended December 31, 2024.

Financing Costs and Issuance Discounts

The 2024 Senior Secured Credit Facility had associated unamortized deferred financing costs of $8.0 million at December 31, 2024, which are amortized at an effective interest rate of 8.0%. The 2018 Senior Secured Credit Facility had associated unamortized deferred financing costs of $2.1 million at December 31, 2023, which were amortized at an effective interest rate of 5.3%.

Collateral and Guarantees

The Senior Secured Credit Facility names us as the sole borrower and is unconditionally guaranteed by our domestic, wholly-owned financially material restricted subsidiaries, subject to certain customary exceptions. The 2024 Senior Secured Credit Facility is secured by a perfected first priority security interest, subject to certain exceptions (including customer funds), in substantially all of our and the subsidiary guarantors’ tangible and intangible assets. The security interest includes a pledge of the capital stock of certain of our direct and indirect material restricted subsidiaries.

Representations, Warranties and Covenants

The documents governing the 2024 Senior Secured Credit Facility contain certain customary representations and warranties. In addition, those documents contain customary covenants restricting our ability and certain of our subsidiaries’ ability to, among other things: incur additional indebtedness, issue disqualified stock and preferred stock; create liens; declare dividends; redeem capital stock; make investments; engage in a materially different line of business; engage in certain mergers, consolidations, acquisitions, asset sales, or other fundamental changes; engage in certain transactions with affiliates; enter into certain restrictive agreements; make prepayments on any subordinated indebtedness; modify junior financing documentation; and make changes to our fiscal year.

The 2024 Senior Secured Credit Facility documents contain a requirement that we maintain a ratio of first lien net leverage to Credit Facility EBITDA below specified levels on a quarterly basis; however, such requirement is applicable only if more than 35% of the 2024 Revolving Credit Facility is drawn. As of December 31, 2024, no portion of the 2024 Revolving Credit Facility was drawn.

Events of Default

Events of default under the 2024 Senior Secured Credit Facility documents include, but are not limited to: failure to pay interest, principal and fees, or other amounts when due; material breach of any representation or warranty; covenant defaults; cross defaults to other material indebtedness; events of bankruptcy, invalidity of security

76 | 2024 Form 10-K

interests; a change of control; material judgments for payment of money; involuntary acceleration of any debt; and other customary events of default. There were no events of default as of December 31, 2024.

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

Upon conversion, we may satisfy the conversion obligation by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture under which the Convertible Senior Notes were issued. On December 30, 2021, we notified the holders of the Convertible Senior Notes of our irrevocable election to settle the conversion obligations in connection with the Convertible Senior Notes submitted for conversion on or after January 1, 2022, or at maturity with a combination of cash and shares of our common stock. Generally, under this settlement method, the conversion value will be settled in cash in an amount no less than the principal amount being converted, and any excess of the conversion value over the principal amount will be settled, at the Company's election, in cash or shares of our common stock. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of December 31, 2024.

77 | 2024 Form 10-K

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

The Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $571.2 million as of December 31, 2024, with principal of $575.0 million, net of issuance costs of $3.8 million. The Convertible Senior Notes are included within long-term debt, less current portion in our consolidated balance sheets as of December 31, 2024. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

The following table sets forth total interest expense recognized related to the Convertible Senior Notes for the period:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Contractual interest expense	$1.4	$1.4	$1.5
Amortization of debt issuance costs	3.0	2.8	3.1
Total	$4.4	$4.2	$4.6

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

78 | 2024 Form 10-K

Other Information Relating to Indebtedness

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(Dollars in millions)
2025	$6.5
2026	581.5
2027	6.5
2028	6.5
2029	6.5
Thereafter	614.3
$1,221.8

We may be required to make additional payments on the 2024 Term Debt from various sources, including proceeds of certain indebtedness which may be incurred from time to time, certain asset sales, and a certain percentage of cash flow. There is an excess cash flow calculation associated with the 2024 Term Debt, and based on this calculation, we are not required to make a prepayment on the 2024 Term Debt in 2025.

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at December 31, 2024. The fair value of the 2018 Term Debt and 2024 Term Debt were based on the borrowing rates currently available to us for bank loans with similar terms, maturities, and volumes as our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1.20 billion and $1.16 billion as of December 31, 2024, and 2023, respectively.

11. Employee Benefit Plans

As of December 31, 2024, our active benefit plans include defined contribution plans for the majority of our employees.

We also maintain defined benefit pension plans covering certain of our current and former U.S. employees (the U.S. pension plan and nonqualified defined benefit plan, collectively referred to as our “defined benefit plans”), as well as a postretirement benefit plan for certain U.S. retired employees that include heath care and life insurance benefits. All of our defined benefit plans have been frozen.

The U.S. defined benefit plans were terminated with an effective date of September 30, 2024. We are in the process of finalizing the wind down of the plans, which includes transferring the associated liabilities to an insurance company, which we expect will be completed in 2025. These steps include settling all future obligations under our defined pension plans through a combination of lump sum payments to eligible, electing participants and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract.

Defined Contribution Plans

We maintain defined contribution plans that provide retirement benefits to the majority of our employees. Contributions are based upon the contractual obligations of each respective plan. We recognized expense of $39.3 million, $28.2 million, and $23.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to employer contributions to these plans.

79 | 2024 Form 10-K

Defined Benefit Plans

Pension Benefits

The largest defined benefit pension plan (the “U.S. pension plan”) is a defined benefit plan for certain current and former U.S. employees that closed to new participants on January 2, 1995. In 2007, the U.S. pension plan was amended (1) to exclude from further participation any participant or former participant who was not employed by Dayforce or another participating employer on January 1, 2008, (2) to discontinue participant contributions, and (3) to freeze the accrual of additional benefits as of December 31, 2007. The measurement date for pension benefit plans is December 31.

Assets of the U.S. pension plan are held in an irrevocable trust and do not include any Dayforce securities. Benefits under this plan are generally calculated on final or career average earnings and years of participation in the plan. Most participating employees were required to permit salary reduction contributions to the plan on their behalf by the employer as a condition of active participation. Retirees and other former employees are inactive participants in this plan and constitute approximately 99% of the plan participants. This plan is funded in accordance with funding requirements under the Employee Retirement Income Security Act of 1974, based on determinations of a third-party consulting actuary. Investment of the U.S. pension plan assets in Dayforce securities is prohibited by the investment policy. We did not make any contributions in 2024 to the U.S. defined benefit plan and we expect to make contributions of $19.6 million in 2025.

In addition to the U.S. defined benefit plan, we also sponsor a nonqualified supplemental defined benefit plan (the “nonqualified defined benefit plan”), which is unfunded and provides benefits to selected U.S. employees. We made contributions to the nonqualified defined benefit plan amounting to $1.1 million in 2024 and expect to make contributions of $5.3 million in 2025.

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

The discount rate assumption is used to determine the benefit obligation and the interest portion of the net periodic pension cost (credit) for the following year. As of December 31, 2024, the discount rates used to calculate the defined benefit plans liabilities were updated to reflect the plan terminations and distribution of assets expected in 2025. As of December 31, 2024, a 25 basis point decrease in the discount rate would result in a $0.3 million impact to expense for all pension plans.

The mortality assumption was not updated at December 31, 2024. At December 31, 2023, we incorporated white collar adjustments to the baseline mortality assumption as issued by the Society of Actuaries. The change in mortality assumption resulted in a $13 million increase in the projected benefit obligation ("PBO").

The funded status of defined benefit plans represents the difference between the PBO and the plan assets at fair value. The PBO of defined benefit plans exceeded the fair value of plan assets by $24.5 million and $21.5 million at December 31, 2024 and 2023, respectively. We are required to record the funded status as an asset or liability in our consolidated balance sheets and recognize the change in the funded status in comprehensive income, net of deferred income taxes.

Projected future payments to participants from defined benefit plans in 2025 are expected to total $328.5 million.

80 | 2024 Form 10-K

The accompanying tables reflect the combined funded status and net periodic pension cost and combined supporting assumptions for the defined benefit elements of our defined benefit plans.

	Year Ended December 31,
	2024	2023
	(In millions)
Funded status of defined benefit retirement plans at measurement date
Change in projected benefit obligation during the year:
Projected benefit obligation at beginning of year	$378.8	$383.5
Interest cost	16.3	17.1
Actuarial (gain) loss	(8.0)	21.5
Benefits paid and plan expenses	(43.1)	(43.3)
Projected benefit obligation at end of year	$344.0	$378.8
Change in fair value of plan assets during the year:
Plan assets at fair value at beginning of year	357.3	372.4
Actual return on plan assets	4.2	26.9
Employer contributions	1.1	1.3
Benefits paid and plan expenses	(43.1)	(43.3)
Plan assets at fair value at end of year	319.5	357.3
Funded status of plans	$(24.5)	$(21.5)

	December 31,
	2024	2023
	(In millions)
Amounts recognized in consolidated balance sheets
Current liability	$24.5	$1.2
Noncurrent liability	—	20.3
Amounts recognized in accumulated other comprehensive loss
Accumulated other comprehensive loss, net of tax of $51.5 million and $53.5 million, respectively	$164.4	$170.1

The overall decrease in our benefit obligation for the year ended December 31, 2024 was primarily driven by benefit payments paid and plan expenses and the actuarial gain.

The other comprehensive (income) loss related to pension benefit plans was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net actuarial loss	$5.6	$17.0	$21.2
Amortization of net actuarial loss	(13.3)	(8.2)	(13.6)
Tax expense (benefit)	2.0	(2.3)	(1.9)
Other comprehensive (income) loss, net of tax	$(5.7)	$6.5	$5.7

	Year Ended December 31,
	2024	2023	2022
Assumptions used in calculations
Discount rate used to determine net benefit cost	4.65%	4.84%	2.36%
Expected return on plan assets	4.80%	5.20%	3.30%
Discount rate used to determine benefit obligations	5.35%	4.65%	4.84%

	Year Ended December 31,
	2024	2023	2022
Net periodic pension cost	(In millions)
Interest cost	$16.3	$17.1	$8.8
Actuarial loss amortization	13.3	8.2	13.6
Less: Expected return on plan assets	(17.7)	(22.3)	(15.9)
Net periodic pension cost	$11.9	$3.0	$6.5

81 | 2024 Form 10-K

Our overall investment strategy for the U.S. pension plan is to achieve a mix of approximately 98% for liability hedging purposes, and 2% for near-term benefit payments. The liability hedging portfolio fair value is intended to move in a direction that substantially offsets the increase or decrease in the plan liabilities resulting from changes in interest rates. To achieve this objective, the portfolio will invest in corporate debt securities, U.S. Treasury strips and various interest rate derivatives contracts. We hire outside managers to manage all assets of the U.S. defined benefit plan.

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

The fair values of our defined benefit plan’s assets by asset category were as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Investments, at fair value:
Short-term investments	$71.8	$—	$—	$71.8
Government securities	—	5.9	—	5.9
Corporate debt securities	—	239.0	—	239.0
Total investments, at fair value	$71.8	$244.9	$—	$316.7
Plan receivables, net	2.8	—	—	2.8
Plan assets at fair value at end of year	$74.6	$244.9	$—	$319.5

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Investments, at fair value:
Short-term investments	$19.2	$—	$—	$19.2
Government securities	—	6.2	—	6.2
Corporate debt securities	—	285.8	—	285.8
Collective investment funds	—	46.1	—	46.1
Total investments, at fair value	$19.2	$338.1	$—	$357.3

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

The discount rate assumption is used to determine the benefit obligation and the interest portion of the net periodic postretirement cost (credit) for the following year. We utilize a full yield curve approach for our discount rate assumption by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. As of December 31, 2024, a 25 basis point decrease in the discount rate would result in an immaterial impact on expense for the postretirement plan.

82 | 2024 Form 10-K

The accompanying tables present the amounts and changes in the aggregate benefit obligation and the components of net periodic postretirement benefit cost for U.S. plans. We fund these costs as they become due.

	Year Ended December 31,
	2024	2023
	(In millions)
Funded status of postretirement health care and life insurance plans
Change in benefit obligation:
At beginning of year	$8.5	$8.8
Interest cost	0.4	0.4
Actuarial gain	(1.5)	(0.3)
Benefits paid	(0.5)	(0.4)
At end of year	$6.9	$8.5
Change in plan assets:
At beginning of year	$—	$—
Company contributions	0.5	0.4
Participant contributions	0.4	0.4
Benefits paid	(0.9)	(0.8)
At end of year	—	—
Funded status	$(6.9)	$(8.5)

	December 31,
	2024	2023
	(In millions)
Amounts recognized in consolidated balance sheets
Current liability	$1.3	$1.5
Noncurrent liability	5.6	7.0
Amounts recognized in accumulated other comprehensive loss
Accumulated other comprehensive loss (income), net of tax of $(4.4) million and $(4.7) million, respectively	$(6.7)	$(7.1)

The other comprehensive (gain) loss related to postretirement benefits was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net actuarial gain	$(1.5)	$(0.3)	$(3.1)
Amortization of net actuarial gain	2.2	2.3	1.9
Tax (benefit) expense	(0.3)	(0.7)	0.4
Other comprehensive loss (gain), net of tax	$0.4	$1.3	$(0.8)

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net periodic postretirement benefit
Interest cost	$0.4	$0.4	$0.2
Actuarial gain amortization	(2.2)	(2.3)	(1.9)
Net periodic postretirement benefit gain	$(1.8)	$(1.9)	$(1.7)

83 | 2024 Form 10-K

The assumed health care cost trend rate represents the rate at which health care costs are assumed to increase. The assumed health care cost trend rate used in measuring the benefit obligation in 2024 is 8.6% for pre-age 65 retirees and 9.7% for post-age 65 retirees. These rates are assumed to decrease gradually to the ultimate health care cost trend rate of 4.5% in 2034 for both groups.

	Year Ended December 31,
	2024	2023	2022
Assumptions used in calculations
Weighted average discount rate used to determine net periodic postretirement cost (credit)	4.52%	4.72%	2.00%
Weighted average discount rate used to determine benefit obligation at measurement date	5.06%	4.52%	4.72%

The projected future postretirement benefit payments and future receipts from the federal subsidy for each of the next five years and the five-year period following are as follows:

Years Ending December 31,	Payments	Receipts
	(In millions)
2025	$1.3	$—
2026	1.1	—
2027	1.0	—
2028	0.9	—
2029	0.8	—
Next five years	$2.5	$—

12. Share-Based Compensation

Our equity compensation plans provide for the grant of stock options, RSUs, and PSUs to employees and non-employee directors who provide service to us. We also offer a GESPP to eligible employees.

As of December 31, 2024, there were 9.5 million shares available for future grants of equity awards under approved equity compensation plans. Share-based compensation expense was $155.5 million, $136.7 million, and $144.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Performance-Based Stock Options

Performance-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)
Performance-based options outstanding at December 31, 2023	1,754,781	$65.26
Exercised	(25,000)	(65.26)
Forfeited or expired	—	—
Performance-based options outstanding at December 31, 2024	1,729,781	$65.26
Performance-based options exercisable at December 31, 2024	979,781	$65.26

In 2020, 1,500,000 performance-based stock options (“Performance Option Award”) were granted and the vesting conditions are based on our performance on the New York Stock Exchange (“NYSE”) with (i) 750,000 shares available to vest when our per share closing price on the NYSE meets or exceeds $110.94, or 1.7 times the exercise price, for ten consecutive trading days (“Performance Metric #1”) and (ii) the remaining 750,000 shares available to vest when our per share closing price on the NYSE meets or exceeds $130.52, or 2.0 times the exercise price, for ten consecutive trading days (“Performance Metric #2”, collectively with Performance Metric #1, the “Performance Metrics”). The vesting conditions of the Performance Metrics must be achieved prior to May 8, 2025, or any unvested portion of the Performance Option Award will terminate. Further, no portion of the Performance Option Award were allowed to vest and become exercisable until May 8, 2023 (the “Time-Based Metric”). The shares underlying

84 | 2024 Form 10-K

Performance Metric #1, which was achieved on October 6, 2021, vested and became exercisable on May 8, 2023. The shares underlying Performance Metric #2 have met the Time-Based metric, but if Performance Metric #2 has not been met on or prior to May 8, 2025, these shares will be terminated. We have estimated an expected term of 5.3 years, based on the vesting period and contractual term.

The aggregate intrinsic value of our performance-based stock options outstanding were $12.8 million, $3.3 million, and $0.1 million as of December 31, 2024, 2023 and 2022, respectively. The aggregate intrinsic value of our performance-based stock options exercisable was $7.2 million as of December 31, 2024. As of December 31, 2024, there was no unrecognized expense related to unvested performance-based stock options and the weighted average remaining life of exercisable and outstanding options is 5.4 years.

Performance Stock Units

Our performance stock units are typically granted under our Management Incentive Plan ("MIP"), and also as part of short-term incentive ("STI") and long-term incentive ("LTI") grants to certain members of management. Earned MIP and STI awards typically vest over a one-year period and LTI awards typically vest on a pro rata basis over a three-year period. Vesting typically occurs on the annual anniversary date of the grant date following the conclusion of the performance period.

These PSU awards are primarily earned based upon performance of key financial metrics, and certain LTI awards granted in 2024 and 2023 are earned based upon our total shareholder return, a market condition, as compared to an indexed shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant.

PSU activity was as follows:

Shares
PSUs outstanding at December 31, 2023	778,024
Granted	793,447
Vested and released	(352,538)
Forfeited or canceled	(127,048)
PSUs outstanding at December 31, 2024	1,091,885
PSUs releasable at December 31, 2024	—

As of December 31, 2024, there was $24.6 million of share-based compensation expense not recognized related to unvested LTI PSUs that have a three-year vesting period, which is expected to be recognized over a weighted average period of 1.7 years.

The grant date fair values of our PSUs with a market condition were $89.13 and $101.88 per unit for the years ended December 31, 2024 and 2023, respectively, and were estimated using the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	43.0%	47.7%	n/a
Expected dividend rate	—	—	n/a
Risk-free interest rate	4.4%	4.6%	n/a
Expected term (in years)	2.8	2.8	n/a
Grant date stock price	$68.25	$72.93	n/a

Term-Based Stock Options

Our term-based stock options have a 10-year contractual term and generally vest on a pro rata basis over a four-year period on each of the annual anniversary dates following the grant date. In addition, upon termination of service, all vested term-based stock options must be exercised generally within 90 days after termination, or these options will be forfeited. The term-based stock options have an exercise price that is not less than the fair market value of the underlying common stock on the date of grant.

85 | 2024 Form 10-K

Term-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)
Term-based options outstanding at December 31, 2023	6,213,998	$51.34
Exercised	(1,570,253)	(34.25)
Forfeited or expired	(166,100)	(72.77)
Term-based options outstanding at December 31, 2024	4,477,645	$56.53
Term-based options exercisable at December 31, 2024	4,331,009	$55.60

No term-based stock options were granted in 2024 and 2023. The weighted average grant date fair value of the term-based stock options granted during 2022 was $24.12 per share. The fair value of the term-based stock options granted in 2022 was estimated at the date of grant using the Black-Scholes option pricing model with weighted average assumptions, including expected volatility of 40.7%, expected dividend rate of 0%, and risk-free interest rate of 2.6%.

The aggregate intrinsic value of our term-based stock options outstanding were $79.7 million, $110.8 million, and $117.4 million as of December 31, 2024, 2023 and 2022, respectively. The aggregate intrinsic value of our term-based stock options exercisable was $79.6 million as of December 31, 2024. For most term-based stock options, we estimated an expected term of 7.0 years, based on the vesting period and contractual life. The weighted average remaining life of exercisable and outstanding options is 4.7 years. As of December 31, 2024, there was $1.4 million of share-based compensation expense related to unvested term-based stock options not yet recognized, which is expected to be recognized over a weighted average period of less than 0.1 year.

Restricted Stock Units

Our RSUs granted to employees generally vest over a three-year period and RSUs granted to non-employee directors generally vest over a one-year period. Vesting typically occurs on a pro rata basis on the annual or quarterly anniversary date of the grant date.

RSU activity was as follows:

Shares
RSUs outstanding at December 31, 2023	3,245,092
Granted	2,382,361
Vested and released	(1,280,541)
Forfeited or canceled	(236,781)
RSUs outstanding at December 31, 2024	4,110,131
RSUs releasable at December 31, 2024	—

The weighted average grant date fair value per share of the restricted stock units granted during 2024, 2023, and 2022 were $67.13, $71.66, and $69.35, respectively.

As of December 31, 2024, there was $147.7 million of share-based compensation expense related to unvested RSUs not yet recognized, which is expected to be recognized over a weighted average period of 1.5 years.

Global Employee Stock Purchase Plan

Our GESPP activity was as follows:

	Year Ended December 31,
	2024	2023	2022
Shares issued	261,044	243,669	243,043
Weighted average purchase price (per share)	$50.59	$52.33	$48.59

86 | 2024 Form 10-K

A total of 1.2 million shares of common stock are available for future issuances under the plan as of December 31, 2024.

The fair value was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	39.8%	44.8%	29.3%
Expected dividend rate	—	—	—
Risk-free interest rate	5.4%	4.6%	0.2%
Expected term (in years)	0.3	0.3	0.3
Grant date fair value per share	$15.54	$15.11	$21.16

13. Revenue and Revenue-Related Activity

Our Solutions

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

We offer Powerpay for Canadian organizations with fewer than 100 employees. The majority of Powerpay revenue is generated from recurring fees charged on a PEPM basis. Typical processes include the customer’s payroll runs, year-end tax packages, and delivery of customers’ remittance advices or checks. Powerpay can typically be implemented on a remote basis within one to three days, at which point we start receiving recurring fees.

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

87 | 2024 Form 10-K

Professional Services and Other

Professional services and other revenue is primarily generated from implementation and post go-live professional services revenue. Other sources of professional services revenue includes revenue from the sale, rental and maintenance of time clocks, revenue from the sale of third-party services, and billable travel expenses. Other professional services revenue is generated from the performance of individual services for customers, such as check printing, wage attachment and disbursement, and Affordable Care Act management.

Disaggregation of Revenue

Revenue by solution and category was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring	$1,339.9	$1,111.1	$815.2
Powerpay recurring	102.5	100.3	93.2
Total Cloud recurring	1,442.4	1,211.4	908.4
Other recurring	74.9	85.9	139.2
Total recurring revenue	1,517.3	1,297.3	1,047.6
Professional services and other	242.7	216.4	198.6
Total revenue	$1,760.0	$1,513.7	$1,246.2

Recurring revenue includes float revenue of $200.3 million, $168.7 million, and $80.2 million for the year ended December 31, 2024, 2023, and 2022 respectively.

Revenue by Geographic Area

The country in which the revenue is recorded is determined by the legal entity with which the customer has contracted. Revenue by geographic area was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
United States	$1,161.3	$989.5	$784.1
Canada	372.1	331.0	288.6
Australia	77.0	74.7	71.9
Other	149.6	118.5	101.6
Total revenue	$1,760.0	$1,513.7	$1,246.2

88 | 2024 Form 10-K

Contract Balances

In accordance with ASC 606, a contract asset is generally recorded when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Additions to contract assets generally represent increases to professional services revenues, and reductions to contract assets generally represent reductions to recurring revenues during the initial contract term. Contract assets expected to be recognized in revenue within twelve months are included within prepaid expenses and other current assets, with the remaining contract assets included within other assets on our consolidated balance sheets. The changes in total contract assets were as follows:

	Year Ended December 31,
	2024	2023
	(In millions)
Contract assets, beginning of period	$89.0	$68.5
Additions	102.1	98.4
Reductions	(89.0)	(78.6)
Foreign currency translation	(1.9)	0.7
Contract assets, end of period	$100.2	$89.0

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Year Ended December 31,
	2024	2023
	(In millions)
Deferred revenue, beginning of period	$40.2	$41.2
New billings	1,116.0	836.4
Acquired billings	8.6	—
Revenue recognized	(1,121.4)	(838.1)
Effect of exchange rate	(1.1)	0.7
Deferred revenue, end of period	$42.3	$40.2

Deferred Sales Commissions

Amortization expense for deferred sales commissions was $27.6 million, $21.0 million, and $48.9 million for the years ended December 31, 2024, 2023, and 2022 respectively. The lower amortization expense in 2024 and 2023 was due to the increase in the expected period of benefit of our deferred sales commissions from five years to ten years as of December 1, 2022.

Transaction Price for Remaining Performance Obligations

As of December 31, 2024, approximately $1.26 billion of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. In accordance with the practical expedient provided in ASC 606, performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

Customer Information

No single customer accounted for 2% or more of our consolidated revenue for any of the periods presented.

89 | 2024 Form 10-K

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(In millions)
Balance as of December 31, 2022	$(234.0)	$(96.4)	$(154.6)	$(485.0)
Other comprehensive loss before income taxes and reclassifications	16.6	54.4	(17.3)	53.7
Income tax benefit	—	(14.3)	3.0	(11.3)
Reclassifications to earnings	—	—	5.9	5.9
Other comprehensive income	16.6	40.1	(8.4)	48.3
Balance as of December 31, 2023	(217.4)	(56.3)	(163.0)	(436.7)
Other comprehensive loss before income taxes and reclassifications	(80.0)	39.0	(4.1)	(45.1)
Income tax expense	—	(10.3)	(1.7)	(12.0)
Reclassifications to earnings	—	—	11.1	11.1
Other comprehensive income	(80.0)	28.7	5.3	(46.0)
Balance as of December 31, 2024	$(297.4)	$(27.6)	$(157.7)	$(482.7)

15. Income Taxes

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Components of earnings and taxes from operations
Income (loss) before income taxes:
U.S.	$34.9	$109.3	$(0.7)
International	2.7	(13.3)	(62.2)
Total	$37.6	$96.0	$(62.9)
Income tax expense:
Current:
U.S.	$28.6	$7.4	$4.5
State and local	8.3	4.0	1.9
International	16.7	25.7	5.8
Total current income tax expense	53.6	37.1	12.2
Deferred:
U.S.	(16.4)	12.3	7.8
State and local	(1.3)	(4.6)	(2.1)
International	(16.4)	(3.6)	(7.4)
Total deferred income tax (benefit) expense	(34.1)	4.1	(1.7)
Total income tax expense	$19.5	$41.2	$10.5

90 | 2024 Form 10-K

	Year Ended December 31,
	2024	2023	2022
Effective tax rate reconciliation
Federal statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(22.6)	10.2	2.5
State income taxes, net of federal benefit	5.3	4.7	0.8
Share-based compensation	35.6	12.1	(25.6)
International tax rate differential	6.9	0.9	0.2
Nontaxable or nondeductible items	11.8	4.3	(2.1)
Foreign tax effects	4.0	0.7	(0.2)
Base erosion tax	—	2.7	(5.7)
U.S. tax on international inclusions	7.4	(8.3)	(11.3)
Reserve for tax contingencies	4.8	1.0	—
Tax credits	(32.2)	(5.9)	—
Change in tax rate	1.1	(0.2)	1.6
Deferred tax adjustments	6.6	—	—
Other	2.2	(0.3)	2.1
Total tax rate	51.9%	42.9%	(16.7)%

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of December 31, 2024, we have a valuation allowance of $42.6 million against certain deferred tax assets primarily consisting of $14.9 million attributable to state and foreign net operating loss carryovers and $27.7 million attributable to other deferred tax assets primarily consisting of foreign intangible assets.

	December 31,
	2024	2023
	(In millions)
Tax effect of items that comprise a significant portion of the net deferred tax asset and deferred tax liability
Deferred tax asset:
Employment related accruals	$38.2	$31.3
Intangibles	16.7	15.4
Software development costs	86.6	51.6
Depreciation	15.7	18.1
Customer funds	6.6	17.0
Other	17.6	23.3
Foreign tax credit carryover and other credit carryovers	5.3	5.0
Net operating loss carryforwards	54.9	82.7
Total gross deferred tax asset	241.6	244.4
Valuation allowance	(42.6)	(55.0)
Total deferred tax asset	$199.0	$189.4
Deferred tax liability:
Intangibles	$(41.2)	$(49.5)
Deferred contract costs	(58.5)	(45.5)
Other	(11.1)	(12.9)
Total deferred tax liability	(110.8)	(107.9)
Net deferred tax asset	$88.2	$81.5

91 | 2024 Form 10-K

	December 31,
	2024	2023
	(In millions)
Net deferred tax by geography
U.S.	$79.9	$66.8
International	8.3	14.7
Total	$88.2	$81.5

As of December 31, 2024, we had federal, state, and foreign net operating loss carryovers, which will reduce future taxable income when utilized. The state loss carryovers and foreign loss carryovers will result in a tax benefit of approximately $19.0 million and $35.9 million, respectively, when utilized. The state net operating loss carryovers will begin to expire in 2025. The majority of the foreign operating loss carryovers have an indefinite carryover period. The $6.3 million tax credit carryover consists primarily of foreign research credits that will begin to expire in 2043.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020.

The following table summarizes the activity for unrecognized tax benefits:

	Year Ended December 31,
	2024	2023
	(In millions)
Federal, state and foreign tax
Beginning unrecognized tax balance	$1.0	$—
Increase current period positions	1.0	1.0
Increase prior period positions	0.7	—
Ending unrecognized tax benefits	$2.7	$1.0

The total amount of unrecognized tax benefits of $2.7 million represents the amount that, if recognized, would impact our effective income tax rate as of December 31, 2024. We make adjustments to these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

As of December 31, 2024, we have $446.6 million of unremitted foreign earnings. We consider all the unremitted earnings to be indefinitely reinvested. Because all unremitted earnings are considered to be indefinitely reinvested, no deferred tax liability has been recorded. It is not practical to make a determination of any unrecognized tax liability because of the complexities of the hypothetical calculation.

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

92 | 2024 Form 10-K

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

We have recognized an undiscounted liability of approximately $3.9 million and $4.0 million as of December 31, 2024 and 2023, respectively, in our consolidated balance sheets to comply with the NEC and MPCA arrangement and EMA described above. The ultimate cost, however, will depend on the extent of continued monitoring activities as these projects progress.

17. Related Party Transactions

We are party to service agreements with certain companies that are considered related parties. Material payments made to related parties were as follows:

		Year Ended December 31,
Counter-Party	Related Persons Interest	2024	2023	2022
		(In millions)
Manulife Financial	Shared board member	$8.0	$10.0	$6.0
The Dun & Bradstreet Corporation	Shared board members with Dun & Bradstreet Holdings, Inc., which owns the counter-party and is a portfolio company of Thomas H. Lee Partners, L.P.	3.4	3.2	0.3

18. Capital Stock and Net Income (Loss) per Share

As of December 31, 2024 and 2023, there were 159.0 million and 156.3 million shares of common stock issued and outstanding, respectively.

93 | 2024 Form 10-K

Holders of our common stock are entitled to the rights set forth as follows. Directors are elected by a plurality of the votes entitled to be cast except as set forth below with respect to directors to be elected by the holders of common stock. Our stockholders do not have cumulative voting rights. Except as otherwise provided in our certificate of incorporation or as required by law, all matters to be voted on by our stockholders other than matters relating to the elections and removal of directors must be approved by a majority of the shares present in person or by proxy at the meeting and entitled to vote on the subject matter or by a written resolution of the stockholders representing the number of affirmative votes required for such matter at a meeting.

Our stockholders have no preemptive or other rights to subscribe for additional shares. All holders of our common stock are entitled to share equally on a share-for-share basis in any assets available for distribution to common stockholders upon our liquidation, dissolution or winding up. All outstanding shares are validly issued, fully paid, and nonassessable.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For the calculation of diluted net income (loss) per share, net income (loss) per share is adjusted by the effect of dilutive securities, including awards under our share-based compensation plans. Diluted net income (loss) per share is computed by dividing the resulting net income (loss) by the weighted average number of fully diluted common shares outstanding. In the year ended December 31, 2022 our potential dilutive shares, such as term-based stock options, RSUs, and PSUs were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The basic and diluted net income (loss) per share computations were calculated as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share data)
Numerator:
Net income (loss)	$18.1	$54.8	$(73.4)

Denominator:
Weighted average shares outstanding - basic	157.8	155.3	152.9
Effect of dilutive equity instruments	2.6	3.2	—
Weighted average shares outstanding - diluted	160.4	158.5	152.9

Net income (loss) per share - basic	$0.11	$0.35	$(0.48)
Net income (loss) per share - diluted	$0.11	$0.35	$(0.48)

The following potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Stock options	2.9	2.4	5.6
Restricted stock units	—	—	0.5
Performance stock units	0.8	—	1.4

94 | 2024 Form 10-K

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of December 31, 2024, would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principle amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the twelve months ended December 31, 2024, was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

19. Share Repurchase Program

On July 31, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $500 million of our common stock.

Share repurchase activity was as follows:

Year Ended December 31, 2024

Total number of shares purchased	617,147
Average price paid per share (a)	$58.53
Total cost of shares purchased	$36,122,828

(a)
Average price paid includes costs associated with the repurchases.

20. Subsequent Events

On February 26, 2025, we announced an efficiency plan which, among other things, includes an expected reduction of approximately 5% of our current workforce. The headcount reduction is expected to be substantially completed by March 31, 2025, subject to local legal requirements. As a result, we expect to incur non-recurring restructuring charges in the first quarter of 2025 of approximately $24 million to $29 million including severance payments, employee benefits and related costs, and non-cash charges for share-based compensation.

95 | 2024 Form 10-K

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements

KPMG, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report with respect to our internal control over financial reporting as of December 31, 2024, which appears in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control Over Financial Reporting

As of December 31, 2023, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Sarbanes-Oxley Act of 2002. The material weakness was related to ineffective general information technology controls (“GITCs”) with respect to user access and change management over the information technology ("IT") systems supporting our Canada trust and Powerpay revenue processes (“GITC Material Weakness”). During the year ended December 31, 2024, we executed on efforts designed to remediate the identified material weakness. Specifically, we enhanced risk assessments; modified reporting lines of key control owners; improved training, and additional resources, focused on the design, implementation, operation, and documentation of GITCs; and the implementation of improved monitoring procedures, stronger user access controls, and greater segregation of duties in certain areas around our Canada trust and Powerpay revenue processes. We have tested and evaluated the implementation of new or revised processes and internal controls, in addition to all other financially relevant processes and internal controls, to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect material errors in our financial statements and have concluded that the material weakness has been remediated as of December 31, 2024.

Other than as stated above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

96 | 2024 Form 10-K

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

Item 9B. Other Information.

Insider Adoption or Termination of Trading Arrangements

On November 27, 2024, Jeffrey Jacobs, Head of Accounting and Financial Reporting, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 (the “Jacobs Plan”). The Jacobs Plan provides for the sale of up to 8,589 shares of the Company’s common stock, subject to certain conditions, from April 25, 2025 through October 26, 2026.

On December 5, 2024, Samer Alkharrat, Executive Vice President, Chief Revenue Officer of the Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 (the “Alkharrat Plan”). The Alkharrat Plan provides for the potential sale of up to 54,342 shares of the Company’s common stock, subject to certain conditions, from March 25, 2025 through November 25, 2025.

The entries into the Jacobs Plan and Alkharrat Plan were effected within the Company’s open trading window periods and were done in compliance with our insider trading and tipping policy.

Other than the aforementioned, during the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

97 | 2024 Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information provided under the subheadings “Biographies of our Director Nominees” in the Proxy Statement for Dayforce, Inc.'s 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2024 (“Proxy Statement”), is incorporated herein by reference.

Executive Officers

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the subheading "Biographies of our Executive Officer".

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

Audit Committee; Audit Committee Financial Expert

The information provided under the subheadings “Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement is incorporated herein by reference.

Insider Trading Policy

We have adopted an insider trading and tipping policy, which is filed as Exhibit 19.1 to this Annual Report on Form 10-K. The additional information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the subheading "Insider Trading and Prohibited Transactions Involving Dayforce Securities."

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the headings "Corporate Governance" and "Executive Compensation" and under the subheadings “Director Compensation” and “Equity Compensation Plan Information.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the subheading “Equity Compensation Plan Information”.

98 | 2024 Form 10-K

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the subheading “Security Ownership of Certain Beneficial Owners and Management”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the subheading “Certain Relationships and Related Party Transactions”, and under the headings “Board of Directors” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185.

The information required by this item is incorporated herein by reference to the information set forth in the Proxy Statement under the heading “Ratification of the Appointment of KPMG LLP as our Independent Registered Public Accounting Firm for Fiscal Year 2025” under Proposal Three.

99 | 2024 Form 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)
Exhibits

The list of exhibits immediately following Item 16 is filed as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on February 1, 2024).

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on October 30, 2024).

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

10.2

Credit Agreement, dated as of February 29, 2024, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 1, 2024).

10.3

First Amendment to Credit Agreement, dated as of February 14, 2025, by and among the Registrant, the Subsidiary Guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 14, 2025).

10.4

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

100 | 2024 Form 10-K

10.5

U.S. Purchase and Sale Agreement, dated as of September 13, 2024, by and among Dayforce Licensing LLC, as an originator, Dayforce US, Inc., as an originator and as a servicer, Dayforce National Trust Bank, as a servicer, and Dayforce Receivables LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on September 13, 2024).

10.6

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

10.15*

Employment Agreement, effective June 7, 2021, between William McDonald and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 4, 2021).

10.16*

Amended and Restated Employment Agreement, effective February 7, 2023, between Ceridian HCM, Inc. and Stephen H. Holdridge (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on March 1, 2023).

10.17*

Employment Agreement, dated June 5, 2023, between Samer Alkharrat and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2023).

10.18*

Employment Agreement, dated December 1, 2023, between Jeremy Johnson and Ceridian HCM, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 4, 2023).

101 | 2024 Form 10-K

10.19*

Performance-Based Stock Option Award Agreement dated May 8, 2020 by and between the Registrant and David Ossip (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2020).

10.20*

2013 Dayforce, Inc. Stock Incentive Plan, dated October 1, 2013, and as amended on March 30, 2016, August 11, 2016, December 30, 2016, and March 20, 2017 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed by the Registrant on March 26, 2018).

10.21*	Form of Director Indemnification Agreement for the Registrant (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed by the Registrant on April 12, 2018).

10.22*

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

10.26*

Form of Director Stock Option Award Agreement (for annual compensation awards made after May 1, 2020) (incorporated by reference to Exhibit 10.4 to the Quarterly Reported on Form 10-Q filed by the Registrant on August 5, 2020).

10.27*	Form of Employee Stock Option Award Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed by the Registrant on April 12, 2018).

10.28*

Form of Stock Option Award Agreement (for awards made after February 25, 2021) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 26, 2021.

10.29*	Form of Employee Performance-Based Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Reported on Form 10-Q filed by the Registrant on August 5, 2020).

10.30*	Dayforce, Inc. Second Amended and Restated Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 2, 2023).

10.31*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2023).

10.32*

Form of Restricted Stock Unit Award Agreement (for Canadian executive awards) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2023).

10.33*	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2023).

10.34*

Form of Performance Stock Unit Award Agreement (for Canadian executive awards) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2023).

10.35*

Form of Restricted Stock Unit Award Agreement (for awards made after January 1, 2024) (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

102 | 2024 Form 10-K

10.36*

Form of Restricted Stock Unit Award Agreement (for Canadian executive awards) (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

10.37*

Form of Director Restricted Stock Unit Award Agreement (for annual compensation awards made after January 1, 2024) (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

10.38*

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

10.40*^	Form of Director Restricted Stock Unit Award Agreement (for awards made after January 1, 2025).

10.41*^	Form of Performance Stock Unit Award Agreement (for awards made after January 1, 2025).

10.42*^	Form of Restricted Stock Unit Award Agreement (for awards made after January 1, 2025).

10.43*^	Form of Restricted Stock Unit Award Agreement (for Canadian executive awards).

10.44*^	Form of Performance Stock Unit Award Agreement (for Canadian executive awards).

10.45*	Dayforce, Inc. Global Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Registrant on November 28, 2018).

10.46	Dayforce, Inc. 2024 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 6, 2024).

10.47*+	Sales Incentive Plan for Samer Alkharrat (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by the Registrant on May 1, 2024).

10.48*	Dayforce, Inc. Non-Employee Director Deferral Program (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).

19.1^	Dayforce, Inc. Insider Trading and Tipping Policy.

21.1^	List of subsidiaries of the Registrant.

23.1^	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1^	Dayforce, Inc. Compensation Recovery Policy.

103 | 2024 Form 10-K

101.INS^	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH^	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

104 | 2024 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYFORCE, INC.

Date: February 28, 2025	By:	/s/ David D. Ossip
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

Name	Title	Date

/s/ David D. Ossip	Chair and Chief Executive Officer (Principal Executive Officer)	February 28, 2025
David D. Ossip

/s/ Jeremy R. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2025
Jeremy R. Johnson

/s/ Jeffrey S. Jacobs	Head of Accounting and Financial Reporting (Principal Accounting Officer)	February 28, 2025
Jeffrey S. Jacobs

/s/ Brent B. Bickett	Director	February 28, 2025
Brent B. Bickett

/s/ Ronald F. Clarke	Director	February 28, 2025
Ronald F. Clarke

/s/ Deborah A. Farrington	Director	February 28, 2025
Deborah A. Farrington

/s/ Thomas M. Hagerty	Director	February 28, 2025
Thomas M. Hagerty

/s/ Linda P. Mantia	Director	February 28, 2025
Linda P. Mantia

/s/ Ganesh B. Rao	Director	February 28, 2025
Ganesh B. Rao

/s/ Andrea S. Rosen	Director	February 28, 2025
Andrea S. Rosen

/s/ Gerald C. Throop	Director	February 28, 2025
Gerald C. Throop

105 | 2024 Form 10-K