Form 10-Q
period 2025-03-31
Dayforce, Inc.
filed 2025-05-07
CIK 1725057

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended March 31, 2025

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

As of April 30, 2025, there were 159,881,069 shares of common stock, par value of $0.01 per share, outstanding.

Dayforce, Inc.

2 | Q1 2025 Form 10-Q

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

•
our ability to continue to sustain and grow revenue from our recurring services solutions;
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

3 | Q1 2025 Form 10-Q

•
any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of Artificial Intelligence;
•
our existing and future debt obligations;
•
volatility in the price of our common stock or the issuance of additional common stock;
•
our share repurchase program;
•
any change in our intention to not pay cash dividends in the foreseeable future;
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
•
our being subject to taxation in multiple jurisdictions; and any changes in generally accepted accounting principles in the United States.

Please refer to Part II, Item IA. “Risk Factors” of this Form 10-Q and Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2024 (“2024 Form 10-K”), for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. For the reasons described above, we caution against relying on any forward-looking statements. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

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

4 | Q1 2025 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dayforce, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
(In millions, except per share data)
Assets
Current assets:
Cash and equivalents	$557.3	$579.7
Trade and other receivables, net	294.4	264.8
Prepaid expenses and other current assets	143.6	137.5
Total current assets before customer funds	995.3	982.0
Customer funds	5,362.7	5,001.5
Total current assets	6,358.0	5,983.5
Right of use lease assets, net	13.1	12.3
Property, plant, and equipment, net	228.5	223.7
Goodwill	2,343.4	2,336.7
Other intangible assets, net	162.4	189.2
Deferred sales commissions	242.2	231.8
Other assets	151.9	139.8
Total assets	$9,499.5	$9,117.0

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$582.3	$7.3
Current portion of long-term lease liabilities	6.0	5.7
Accounts payable	86.0	77.0
Deferred revenue	40.1	42.3
Employee compensation and benefits	114.4	126.8
Other accrued expenses	35.8	31.5
Total current liabilities before customer funds obligations	864.6	290.6
Customer funds obligations	5,361.8	5,024.2
Total current liabilities	6,226.4	5,314.8
Long-term debt, less current portion	632.4	1,209.1
Employee benefit plans	5.6	5.9
Long-term lease liabilities, less current portion	10.5	10.8
Other liabilities	32.5	30.1
Total liabilities	6,907.4	6,570.7
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par, 500.0 shares authorized, 160.0 and 159.0 shares issued and outstanding, respectively	1.6	1.6
Additional paid in capital	3,391.4	3,363.2
Accumulated deficit	(351.3)	(335.8)
Accumulated other comprehensive loss	(449.6)	(482.7)
Total stockholders’ equity	2,592.1	2,546.3
Total liabilities and stockholders' equity	$9,499.5	$9,117.0

See accompanying notes to condensed consolidated financial statements.

5 | Q1 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
(In millions, except per share data)
Revenue:
Recurring services	$410.5	$382.7
Professional services	71.3	48.8
Total revenue	481.8	431.5
Costs and expenses:
Costs of recurring services	98.4	88.4
Costs of professional services	81.3	66.1
Product development and management	59.3	53.1
Selling and marketing	86.8	78.4
General and administrative	71.1	56.0
Depreciation and amortization	53.9	48.8
Total costs and expenses	450.8	390.8
Operating profit	31.0	40.7
Interest expense, net	7.9	13.3
Other expense, net	4.0	9.0
Income before income taxes	19.1	18.4
Income tax expense	4.2	11.3
Net income	$14.9	$7.1
Net income per share:
Basic	$0.09	$0.05
Diluted	$0.09	$0.04
Weighted average shares outstanding:
Basic	159.4	156.9
Diluted	161.9	159.9

See accompanying notes to condensed consolidated financial statements.

6 | Q1 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
(In millions)
Net income	$14.9	$7.1
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	10.7	(22.7)
Change in unrealized loss from invested customer funds	24.9	(7.4)
Change in pension liability adjustment	5.2	3.2
Other comprehensive income (loss) before income taxes	40.8	(26.9)
Income tax expense (benefit), net	7.7	(1.1)
Other comprehensive income (loss) after income taxes	33.1	(25.8)
Comprehensive income (loss)	$48.0	$(18.7)

See accompanying notes to condensed consolidated financial statements.

7 | Q1 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2024	159.0	$1.6	$3,363.2	$(335.8)	$(482.7)	$2,546.3
Net income	—	—	—	14.9	—	14.9
Issuance of common stock under share-based compensation plans	1.5	—	4.4	—	—	4.4
Taxes paid related to the net share settlement of equity awards	—	—	(17.1)	—	—	(17.1)
Repurchases of common stock	(0.5)	—	—	(30.4)	—	(30.4)
Share-based compensation	—	—	40.9	—	—	40.9
Foreign currency translation	—	—	—	—	10.7	10.7
Change in unrealized loss, net of tax of $6.4	—	—	—	—	18.5	18.5
Change in pension liability adjustment, net of tax of $1.3	—	—	—	—	3.9	3.9
Balance as of March 31, 2025	160.0	$1.6	$3,391.4	$(351.3)	$(449.6)	$2,592.1

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2023	156.3	$1.6	$3,151.1	$(317.8)	$(436.7)	$2,398.2
Net income	—	—	—	7.1	—	7.1
Issuance of common stock under share-based compensation plans	1.6	—	21.7	—	—	21.7
Taxes paid related to the net share settlement of equity awards	—	—	(6.4)	—	—	(6.4)
Share-based compensation	—	—	38.0	—	—	38.0
Foreign currency translation	—	—	—	—	(22.7)	(22.7)
Change in unrealized loss, net of tax of ($1.9)	—	—	—	—	(5.5)	(5.5)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.4	2.4
Balance as of March 31, 2024	157.9	$1.6	$3,204.4	$(310.7)	$(462.5)	$2,432.8

See accompanying notes to condensed consolidated financial statements.

8 | Q1 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
(In millions)
Cash flows from operating activities
Net income	$14.9	$7.1
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(18.9)	(11.8)
Depreciation and amortization	53.9	48.8
Amortization of debt issuance costs and debt discount	1.1	1.1
Loss on debt extinguishment	—	4.3
Provision for doubtful accounts	3.8	0.8
Net periodic pension and postretirement cost	4.8	2.6
Share-based compensation expense	45.9	38.0
Other	(0.1)	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade and other receivables	(35.4)	(48.1)
Prepaid expenses and other current assets	(17.1)	(13.1)
Deferred sales commissions	(9.6)	(6.3)
Accounts payable and other accrued expenses	6.6	(1.8)
Deferred revenue	(2.6)	(2.3)
Employee compensation and benefits	(17.8)	(27.8)
Accrued taxes	18.9	17.8
Other assets and liabilities	1.2	(0.2)
Net cash provided by operating activities	49.6	9.1

Cash flows from investing activities
Purchases of customer funds marketable securities	(180.0)	(139.6)
Proceeds from sale and maturity of customer funds marketable securities	86.9	49.6
Purchases of marketable securities	(3.7)	(0.5)
Proceeds from sale and maturity of marketable securities	6.8	1.0
Expenditures for property, plant, and equipment	(4.0)	(3.5)
Expenditures for software and technology	(26.1)	(24.4)
Acquisition costs, net of cash acquired	—	(173.3)
Net cash used in investing activities	(120.1)	(290.7)

Cash flows from financing activities
Increase in customer funds obligations, net	334.4	1,763.5
Proceeds from issuance of common stock under share-based compensation plans	4.4	21.7
Taxes paid related to the net share settlement of awards under share-based compensation plans	(17.1)	(6.4)
Repurchases of common stock	(30.1)	—
Proceeds from debt issuance	—	650.0
Repayment of long-term debt obligations	(1.8)	(644.5)
Payment of debt refinancing costs	(1.2)	(11.4)
Net cash provided by financing activities	288.6	1,772.9

Effect of exchange rate changes on cash, restricted cash, and equivalents	1.0	(13.5)
Net increase in cash, restricted cash, and equivalents	219.1	1,477.8
Cash, restricted cash, and equivalents at beginning of period	3,253.9	3,421.4
Cash, restricted cash, and equivalents at end of period	$3,473.0	$4,899.2

Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$557.3	$392.5
Restricted cash	—	0.8
Restricted cash and equivalents included in customer funds	2,915.7	4,505.9
Total cash, restricted cash, and equivalents	$3,473.0	$4,899.2

See accompanying notes to condensed consolidated financial statements.

9 | Q1 2025 Form 10-Q

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accounting policies we follow are set forth in Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements in our 2024 Form 10-K. The following notes should be read in conjunction with these policies and other disclosures in our 2024 Form 10-K.

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

Recently Issued Accounting Pronouncements from the Financial Accounting Standards Board

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the condensed consolidated statements of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. We are currently evaluating the impact that ASU 2024-03 will have on our condensed consolidated financial statements and related disclosures, including the adoption date and transition method.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendment is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the presentational impact that this ASU will have on our consolidated financial statements.

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

10 | Q1 2025 Form 10-Q

In addition to the information contained in the condensed consolidated statements of operations, the significant segment expense category regularly provided to the CODM is labor and benefits. Both operating profit and labor and benefits expense are used to monitor budget versus actual results to assess performance of the segment. The labor and benefits expense information provided to the CODM primarily consists of base salaries and wages, payroll taxes, healthcare and insurance benefits, and retirement benefits. Expenses related to share-based compensation, incentive compensation, commissions, and external consulting and contract labor are excluded.

The following table sets forth our segment information of revenue, expenses, and operating profit:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenue	$481.8	$431.5
Labor and benefits	180.3	176.1
Other expenses	270.5	214.7
Operating profit	$31.0	$40.7

Reclassifications

Beginning in 2025, we have reclassified depreciation and amortization in our condensed consolidated statements of operations into a single financial statement line item. We made this change to enhance comparability with our peers and to better align reporting with how management assesses performance. Application of this change is being made on a retrospective basis. The following presents the line items in which depreciation and amortization were previously included for the period presented:

Three Months Ended March 31, 2024
(In millions)
Cost of revenue	$18.5
Selling and marketing	0.6
General and administrative	29.7
Total depreciation and amortization	$48.8

Efficiency Plan

On February 26, 2025, we announced an efficiency plan which included a reduction of approximately 5% of our workforce. The headcount reduction was substantially completed by March 31, 2025. In connection with this plan, we incurred non-recurring restructuring charges in the first quarter of 2025 of approximately $29.2 million, including severance payments, employee benefits and related costs, and non-cash charges for share-based compensation. These charges were recorded in all line items in costs and expenses in the condensed consolidated statements of operations, excluding depreciation and amortization. For the three months ended March 31, 2025, there were $10.6 million of restructuring charges paid or otherwise settled. As of March 31, 2025, the liability associated with this plan was $18.6 million. During the remainder of 2025, we expect to incur approximately $4.0 million to $7.0 million of additional non-recurring restructuring charges, including severance payments, employee benefits, and related costs, and non-cash charges for share-based compensation related to this plan.

3. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities measured at fair value on a recurring basis were categorized as follows:

	March 31, 2025
	Level 1	Level 2		Level 3	Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,447.0	(a)	$—	$2,447.0
Total assets measured at fair value	$—	$2,447.0		$—	$2,447.0

11 | Q1 2025 Form 10-Q

	December 31, 2024
	Level 1	Level 2		Level 3	Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,327.3	(a)	$—	$2,327.3
Total assets measured at fair value	$—	$2,327.3		$—	$2,327.3

(a)
Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2025, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. During the year ended December 31, 2024, assets acquired and liabilities assumed as part of the business combination and liabilities recognized as part of our debt issuance have been measured at fair value on a nonrecurring basis.

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

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $55.3 million and $60.7 million for the three months ended March 31, 2025, and 2024, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

12 | Q1 2025 Form 10-Q

The amortized cost of customer funds as of March 31, 2025, and December 31, 2024, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	March 31, 2025
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,888.4	$—	$—	$2,888.4
Available for sale investments:
U.S. government and agency securities	839.5	2.8	(18.1)	824.2
Canadian and provincial government securities	468.1	6.9	(2.0)	473.0
Corporate debt securities	765.6	11.2	(4.0)	772.8
Asset-backed securities	207.7	2.4	(0.5)	209.6
Mortgage-backed securities	109.7	1.3	(0.5)	110.5
Other securities	57.2	0.2	(0.5)	56.9
Total available for sale investments	2,447.8	24.8	(25.6)	2,447.0
Invested customer funds	5,336.2	$24.8	$(25.6)	5,335.4
Receivables	27.3			27.3
Total customer funds	$5,363.5			$5,362.7

	December 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,650.9	$—	$—	$2,650.9
Available for sale investments:
U.S. government and agency securities	818.3	0.5	(27.1)	791.7
Canadian and provincial government securities	449.2	4.6	(3.6)	450.2
Corporate debt securities	734.7	7.7	(7.0)	735.4
Asset-backed securities	202.9	1.9	(0.6)	204.2
Mortgage-backed securities	83.5	0.1	(1.3)	82.3
Other securities	64.3	0.1	(0.9)	63.5
Total available for sale investments	2,352.9	14.9	(40.5)	2,327.3
Invested customer funds	5,003.8	$14.9	$(40.5)	4,978.2
Receivables	23.3			23.3
Total customer funds	$5,027.1			$5,001.5

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2025
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(In millions)
U.S. government and agency securities	$(1.4)	$135.4	$(16.7)	$410.4	$(18.1)	$545.8
Canadian and provincial government securities	—	—	(2.0)	173.4	(2.0)	173.4
Corporate debt securities	(0.3)	57.2	(3.7)	253.4	(4.0)	310.6
Asset-backed securities	(0.1)	17.9	(0.4)	42.0	(0.5)	59.9
Mortgage-backed securities	(0.2)	22.9	(0.3)	7.4	(0.5)	30.3
Other securities	—	3.5	(0.5)	41.4	(0.5)	44.9
Total available for sale investments	$(2.0)	$236.9	$(23.6)	$928.0	$(25.6)	$1,164.9

13 | Q1 2025 Form 10-Q

Management does not believe that any individual unrealized loss was unrecoverable as of March 31, 2025. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at March 31, 2025, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Cost	Fair Value
	(In millions)
Due in one year or less	$3,275.5	$3,273.2
Due in one to three years	1,002.1	988.5
Due in three to five years	671.6	683.2
Due after five years	387.0	390.5
Invested customer funds	$5,336.2	$5,335.4

5. Trade and Other Receivables, Net

Trade and other receivables, net, consist of the following:

	March 31, 2025	December 31, 2024
	(In millions)
Trade receivables from customers	$244.0	$226.9
Interest receivable from invested customer funds	23.0	16.8
Dayforce Wallet on-demand pay receivables	3.1	9.5
Other (a)	47.8	34.4
Total gross receivables	317.9	287.6
Less: reserve for sales adjustments and allowance for doubtful accounts	(23.5)	(22.8)
Trade and other receivables, net	$294.4	$264.8

(a)
Other includes short-term investments not classified as cash equivalents, lease receivables, and other current receivables.

Receivables Securitization Program

We are party to a receivables securitization program (the "Receivables Securitization Program") with MUFG Bank, Ltd. (“MUFG”), under which MUFG acts as an agent to facilitate the sale of certain Dayforce receivables (the “Receivables”) to certain investors unaffiliated with Dayforce (the “Purchasers”). The sale of these Receivables to the Purchasers is accounted for as a sale of assets under Accounting Standards Codification ("ASC") 860, Transfers and Servicing, and as such the Receivables are derecognized from our condensed consolidated balance sheets. We continue to service any Receivables sold to the Purchasers. In connection with the Receivables Securitization Program, we sell certain trade and other receivables to special purpose entities (the “SPEs”), which are wholly-owned by Dayforce, which in turn sell a portion of these receivables to the Purchasers on a monthly basis. Per the terms of the Receivables Purchase Agreement between us and MUFG entered into in connection with the Receivables Securitization Program, we may have a maximum of $150.0 million of accounts receivable sold to the Purchasers outstanding at any point in time. The portion of the receivables held by the SPEs, but not sold to the Purchasers, serve as collateral to the Purchasers on the sold Receivables, and are considered restricted accounts receivable. Cash receipts from the sale of Receivables to the Purchasers are reflected in net cash provided by operating activities in the condensed consolidated statements of cash flows.

As of March 31, 2025, there was $234.9 million of restricted accounts receivable held by the SPEs that is reported within trade and other receivables, net on our condensed consolidated balance sheets. Of the Receivables sold to the Purchasers since the inception of the Receivables Securitization Program, $44.0 million remained outstanding as of March 31, 2025.

14 | Q1 2025 Form 10-Q

6. Goodwill and Other Intangible Assets, Net

Goodwill

Our goodwill balance was $2,343.4 million and $2,336.7 million as of March 31, 2025 and December 31, 2024, respectively. The change in goodwill was due to fluctuations in foreign currency exchange rates.

Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$291.9	$(242.4)	$49.5	5.9
Trade name	176.6	(148.8)	27.8	0.3
Technology	304.4	(223.5)	80.9	5.3
Total definite lived intangible assets	$772.9	$(614.7)	$158.2	4.5

Unamortized - indefinite lived:
Trade name	6.0	(1.8)	4.2	n/a
Total other intangible assets	$778.9	$(616.5)	$162.4	n/a

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$291.1	$(239.8)	$51.3	6.2
Trade name	176.4	(127.3)	49.1	0.6
Technology	300.3	(215.7)	84.6	5.3
Total definite lived intangible assets	$767.8	$(582.8)	$185.0	4.2

Unamortized - indefinite lived:
Trade name	6.0	(1.8)	4.2	n/a
Total other intangible assets	$773.8	$(584.6)	$189.2	n/a

Amortization expense related to definite lived intangible assets was $28.7 million and $28.4 million for the three months ended March 31, 2025, and 2024, respectively.

15 | Q1 2025 Form 10-Q

7. Debt

Overview

Our debt obligations consisted of the following:

	March 31,	December 31,
	2025	2024
	(In millions)
Term Debt, interest rate of 6.3% and 7.1%, respectively	$645.1	$646.8
Revolving Credit Facility ($350.0 million available capacity less $0.2 million reserved for letters of credit)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Line of Credit ($0.6 million and $0.9 million letter of credit capacity, respectively, which were fully utilized)	—	—
Financing lease liabilities	6.3	6.5
Total debt	1,226.4	1,228.3
Less unamortized debt issuance costs and discount	11.7	11.9
Less current portion of long-term debt	582.3	7.3
Long-term debt, less current portion	$632.4	$1,209.1

Accrued interest and fees related to the debt obligations was $5.4 million and $8.6 million as of March 31, 2025 and December 31, 2024, respectively, and is included within other accrued expenses in our condensed consolidated balance sheets.

Senior Secured Credit Facility

On February 29, 2024, we completed the refinancing of our debt by entering into a new credit agreement, which was subsequently amended on February 14, 2025 (the "Credit Agreement") to effect a refinancing. Pursuant to the terms of the Credit Agreement, we became the borrower of (i) a $650.0 million senior secured term loan facility (the “Term Debt”) and (ii) a $350.0 million senior secured revolving credit facility (the “Revolving Credit Facility”, and collectively, with the Term Debt, the “Senior Secured Credit Facility”). The Term Debt and the Revolving Credit Facility will mature on March 1, 2031 and March 1, 2029, respectively. Our obligations under the Senior Secured Credit Facility are secured by a lien on substantially all of our assets, as well as guarantees and pledged assets by our domestic subsidiaries, subject to certain exceptions.

The Term Debt is subject to amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on September 30, 2024, with 0.25% of the aggregate principal amount of all initial term loans outstanding at closing to be payable each quarter prior to the maturity date of the Term Debt. The remaining initial aggregate principal amount will be payable at the maturity date of the Term Debt. The Term Debt bears interest at rates based upon, at our option, either (i) a base rate plus an applicable percentage of 1.0% or (ii) a term Secured Overnight Financing Rate ("SOFR") plus an applicable percentage of 2.0%.

The Revolving Credit Facility bears interest at rates based upon, at our option, either (i) the base rate or the Canadian prime rate, as applicable, plus an applicable percentage of between 1.0% and 1.5% per annum, depending on our consolidated first lien leverage ratio or (ii) the term SOFR or the Canadian Overnight Repo Rate Average ("CORRA") rate plus an applicable percentage of between 2.25% and 2.75% per annum, depending on our consolidated first lien leverage ratio. The February 2025 amendment to the Senior Secured Credit Facility reduced the base rate applicable percentage to between 1.0% and 1.5%, and reduced the SOFR applicable percentage to between 2.0% and 2.5%.

In connection with the refinancing of our debt in February 2024, we capitalized $7.5 million of additional financing costs and recognized a loss on debt extinguishment of $4.3 million within interest expense, net in our condensed consolidated statements of operations for the three months ended March 31, 2024.

The Senior Secured Credit Facility documents contain a requirement that we maintain a ratio of first lien net leverage to Credit Facility EBITDA below specified levels on a quarterly basis; however, such requirement is applicable only if more than 35% of the Revolving Credit Facility is utilized. As of March 31, 2025, no portion of the available capacity of the Revolving Credit Facility was drawn.

16 | Q1 2025 Form 10-Q

Convertible Senior Notes

In March 2021, we issued $575.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due March 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, and pursuant to exemptions from the prospectus requirements of applicable Canadian securities laws, including the exercise in full by the initial purchasers of their option to purchase an additional $75.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (collectively, the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at a rate of 0.25% per year and interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Senior Notes mature on March 15, 2026, unless earlier converted, redeemed, or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and other debt issuance costs, were $561.8 million.

The following table presents details of the Convertible Senior Notes:

	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price per Share

Convertible Senior Notes	7.5641 shares	$132.20

The Convertible Senior Notes will be convertible at the option of the holders at any time only under certain circumstances as outlined in Part II, Item 8, Note 10, “Debt,” to our audited consolidated financial statements in our 2024 Form 10-K. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of March 31, 2025.

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

The Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $572.0 million as of March 31, 2025, with principal of $575.0 million, net of issuance costs of $3.0 million. The Convertible Senior Notes are included within current portion of long-term debt in our condensed consolidated balance sheets as of March 31, 2025. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

Interest expense recognized related to the Convertible Senior Notes was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Contractual interest expense	$0.4	$0.4
Amortization of debt issuance costs	0.8	0.7
Total	$1.2	$1.1

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

17 | Q1 2025 Form 10-Q

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(In millions)
2025	$4.8
2026	581.5
2027	6.5
2028	6.5
2029	6.5
Thereafter	614.3
$1,220.1

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at March 31, 2025. The fair value of the Term Debt was based on the borrowing rates currently available to us for bank loans with similar terms, maturities, and volumes as our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1.19 billion and $1.20 billion as of March 31, 2025, and December 31, 2024, respectively.

8. Employee Benefit Plans

Our benefit plans include defined contribution plans for the majority of our employees.

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

The components of net periodic cost (gain) for our defined benefit pension plans and for our postretirement benefit plan are included in the following tables:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Interest cost	$5.7	$4.1
Actuarial loss amortization	5.0	3.3
Less: Expected return on plan assets	(5.5)	(4.4)
Net periodic pension cost	$5.2	$3.0

	Three Months Ended March 31,
	2025	2024
	(In millions)
Interest cost	$0.1	$0.1
Actuarial gain amortization	(0.5)	(0.5)
Net periodic postretirement benefit gain	$(0.4)	$(0.4)

18 | Q1 2025 Form 10-Q

9. Share-Based Compensation

Our share-based compensation consists of stock options, restricted stock units (“RSU”), and performance stock units (“PSU”), and is used to compensate certain employees and non-employee directors. We also offer an employee stock purchase plan to eligible employees.

As of March 31, 2025, there were 12.6 million stock options, RSUs, and PSUs outstanding and 6.6 million shares available for grant under approved equity compensation plans.

Total share-based compensation expense was $45.9 million and $38.0 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, there was $310.7 million of share-based compensation expense related to unvested share-based equity awards not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years.

Performance-Based Stock Options

Performance-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	1,729,781	$65.26	5.4	$12.8
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2025	1,729,781	$65.26	5.1	$—
Exercisable at March 31, 2025	979,781	$65.26	5.1	$—

Performance Stock Units

PSU activity was as follows:

Shares
Outstanding at December 31, 2024	1,091,885
Granted	576,401
Vested and released	(451,070)
Forfeited or canceled	(75,664)
Outstanding at March 31, 2025	1,141,552
Releasable at March 31, 2025	—

Term-Based Stock Options

Term-based stock option activity was as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	4,477,645	$56.53	4.7	$79.7
Granted	—	—	—	—
Exercised	(19,378)	(41.64)	—	—
Forfeited or expired	(3,375)	(68.46)	—	—
Outstanding at March 31, 2025	4,454,892	$56.59	4.5	$32.7
Exercisable at March 31, 2025	4,374,166	$56.03	4.5	$32.7

19 | Q1 2025 Form 10-Q

For most term-based stock options, we estimated an expected term of 7.0 years, based on the vesting period and contractual life.

Restricted Stock Units

RSU activity was as follows:

Shares
Outstanding at December 31, 2024	4,110,131
Granted	2,493,697
Vested and released	(1,246,400)
Forfeited or canceled	(70,901)
Outstanding at March 31, 2025	5,286,527
Releasable at March 31, 2025	—

Global Employee Stock Purchase Plan

Our GESPP activity was as follows:

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2025	69,467	$49.58

A total of 1.1 million shares of common stock were available for future issuances under the plan as of March 31, 2025.

10. Revenue and Revenue-Related Activity

Disaggregation of Revenue

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenue:
Recurring services:
Dayforce recurring	$323.1	$282.4
Powerpay recurring	19.0	20.5
Other recurring	13.1	19.1
Float	55.3	60.7
Total recurring services	410.5	382.7
Professional services	71.3	48.8
Total revenue	$481.8	$431.5

Prior year amounts presented in the table above have been reclassified to conform to the current year presentation. The presentation was changed to enhance comparability with our peers and to better align reporting with how management assesses performance.

20 | Q1 2025 Form 10-Q

Contract Balances

In accordance with ASC 606, a contract asset is generally recorded when revenue recognized for professional service performance obligations exceed the contractual amount of billings for implementation related professional services. Additions to contract assets generally represent increases to professional services revenues, and reductions to contract assets generally represent reductions to recurring services revenue during the initial contract term. Contract assets expected to be recognized in revenue within twelve months are included within prepaid expenses and other current assets, with the remaining contract assets included within other assets on our condensed consolidated balance sheets. The changes in total contract assets were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Contract assets, beginning of period	$100.2	$89.0
Additions	22.9	22.4
Reductions	(22.6)	(19.5)
Foreign currency translation	0.5	(0.6)
Contract assets, end of period	$101.0	$91.3

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition. The changes in deferred revenue were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Deferred revenue, beginning of period	$42.3	$40.2
New billings	285.4	213.0
Acquired billings	—	8.6
Revenue recognized	(286.7)	(215.4)
Effect of exchange rate	(0.9)	(0.9)
Deferred revenue, end of period	$40.1	$45.5

Deferred Sales Commissions

In accordance with ASC 606, sales commissions paid based on the annual contract value of a signed customer contract are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid based on the annual contract value are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be ten years. Amortization expense for deferred sales commissions was $8.0 million and $6.3 million for the three months ended March 31, 2025, and 2024, respectively.

Transaction Price for Remaining Performance Obligations

As of March 31, 2025, approximately $1.28 billion of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

21 | Q1 2025 Form 10-Q

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(In millions)
Balance as of December 31, 2024	$(297.4)	$(27.6)	$(157.7)	$(482.7)
Other comprehensive income before income taxes and reclassifications	10.7	24.9	0.7	36.3
Income tax expense	—	(6.4)	(1.3)	(7.7)
Reclassifications to earnings	—	—	4.5	4.5
Other comprehensive income	10.7	18.5	3.9	33.1
Balance as of March 31, 2025	$(286.7)	$(9.1)	$(153.8)	$(449.6)

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of March 31, 2025, we have a valuation allowance of $39.4 million against certain deferred tax assets consisting primarily of $27.7 million attributable to other deferred tax assets consisting largely of foreign intangible assets and $11.7 million attributable to state and foreign net operating loss carryovers.

We recorded income tax expense of $4.2 million during the three months ended March 31, 2025, which included tax expense of $4.0 million attributable to current operations, $2.1 million attributable to state income taxes, $0.8 million attributable to Global Intangible Low Taxed Income, partially offset by $3.2 million of valuation allowance released. As a percentage of income before income taxes as compared to the three months ended March 31, 2024, income tax expense decreased due to a reduction in valuation allowances, and lower tax expense related to share-based compensation and the Global Intangible Low Taxed Income regime.

The total amount of unrecognized tax benefits as of March 31, 2025, and December 31, 2024, was $2.9 million and $2.7 million, respectively. The $2.9 million represents the amount that, if recognized, would impact our effective income tax rate as of March 31, 2025. We adjust these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

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

22 | Q1 2025 Form 10-Q

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

14. Net Income per Share

We compute net income per share of common stock using the treasury stock method. The basic and diluted net income per share computations were calculated as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share data)
Numerator:
Net income	$14.9	$7.1

Denominator:
Weighted average shares outstanding - basic	159.4	156.9
Effect of dilutive equity instruments	2.5	3.0
Weighted average shares outstanding - diluted	161.9	159.9

Net income per share - basic	$0.09	$0.05
Net income per share - diluted	$0.09	$0.04

The following potentially dilutive weighted average shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Stock options	3.5	0.8
Restricted stock units	0.1	—

23 | Q1 2025 Form 10-Q

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of March 31, 2025 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principal amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the three months ended March 31, 2025 was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

15. Share Repurchase Program

On July 31, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $500 million of our common stock.

Share repurchase activity was as follows:

Three Months Ended March 31, 2025

Total number of shares purchased	518,909
Average price paid per share (a)	$58.65
Total cost of shares purchased	$30,436,397
(a)
Average price paid includes costs associated with the repurchases.

24 | Q1 2025 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and with our audited consolidated financial statements and notes thereto in our 2024 Form 10-K. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in Part II, Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements. Any reference to a “Note” in this discussion relates to the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report unless otherwise indicated.

Overview

Dayforce, Inc. is a global human capital management (“HCM”) software company. We categorize our solutions into two categories: recurring services and professional services. Recurring services are generated from HCM solutions that are primarily delivered via two offerings: Dayforce, our flagship HCM platform, and Powerpay, a human resources (“HR”) and payroll solution for the Canadian small business market. Revenue from our recurring services solutions include investment income generated from holding customer funds, also referred to as float revenue or float.

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

Global Events

We are closely monitoring changes in international trade relations, economic policies, and legislation and regulations, which could adversely impact the global economy and our operating results. Currently, we are not experiencing any material impact to our operating results as a result of the direct impact of tariffs on goods to certain countries from which we export hardware for our time clocks. However, prolonged changes and uncertainty in interest rates and foreign exchange rates, and shifts in the overall macroeconomic demand for our services could adversely impact our operating results.

25 | Q1 2025 Form 10-Q

Additional discussion of the ways in which adverse economic and market conditions could affect our business, operating results, or financial condition is referenced below and contained in Part II, Item 1A, “Risk Factors” in this Form 10-Q and in Part I, Item 1A. "Risk Factors” in our 2024 Form 10-K.

How We Assess Our Performance

In assessing our performance, we consider a variety of annual and quarterly performance indicators in addition to revenue and net income. Set forth below are descriptions of our quarterly key performance measures. Additional information on our annual performance measures is described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "How We Assess Our Performance" contained in our 2024 Form 10-K. Please refer to the "Non-GAAP Financial Measures" and “Results of Operations” sections below for further description and definitions of certain performance indicators which are considered non-GAAP financial measures.

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

Constant Currency Revenue

We present percentage change in revenue on a constant currency basis, a non-GAAP financial measure, to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations, which we believe is useful to management and investors. The average U.S. dollar to Canadian dollar, Australian dollar, and Great British pound foreign exchange rates were $1.44, $1.59, and $0.79 for the three months ended March 31, 2025, respectively, compared to$1.35, $1.52, and $0.79 for the three months ended March 31, 2024, respectively.

Adjusted Operating Profit, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, and Free Cash Flow Margin

We believe that Adjusted operating profit, Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin, non-GAAP financial measures, are useful to management and investors as supplemental measures to evaluate our overall operating performance. Adjusted operating profit, free cash flow, and free cash flow margin are components of certain management compensation plans, and these metrics are used by management to assess performance and to compare our operating performance to our competitors. Management believes that these non-GAAP financial measures are helpful in highlighting management performance trends because these metrics exclude the results of decisions that are outside the normal course of our business operations. Additionally, we believe that the non-GAAP financial measure free cash flow and free cash flow margin are meaningful to investors because they are measures of liquidity that provide useful information in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. The reduction of capital expenditures facilitates comparisons of our liquidity on a period-to-period basis and excludes items that management does not consider to be indicative of our liquidity.

26 | Q1 2025 Form 10-Q

Results of Operations

Three Months Ended March 31, 2025 Compared With Three Months Ended March 31, 2024

	Three Months Ended March 31,		Increase/(Decrease)		Percentage of Revenue
	2025	2024	Amount	%	2025	2024
	(In millions)
Revenue:
Recurring services	$410.5	$382.7	$27.8	7.3%	85.2%	88.7%
Professional services	71.3	48.8	22.5	46.1%	14.8%	11.3%
Total revenue	481.8	431.5	50.3	11.7%	100.0%	100.0%
Costs and expenses:
Costs of recurring services	98.4	88.4	10.0	11.3%	20.4%	20.5%
Costs of professional services	81.3	66.1	15.2	23.0%	16.9%	15.3%
Product development and management	59.3	53.1	6.2	11.7%	12.3%	12.3%
Selling and marketing	86.8	78.4	8.4	10.7%	18.0%	18.2%
General and administrative	71.1	56.0	15.1	27.0%	14.8%	13.0%
Depreciation and amortization	53.9	48.8	5.1	10.5%	11.2%	11.3%
Total cost and expenses	450.8	390.8	60.0	15.4%	93.6%	90.6%
Operating profit	31.0	40.7	(9.7)	(23.8)%	6.4%	9.4%
Interest income	(4.8)	(5.5)	0.7	12.7%	(1.0)%	(1.3)%
Interest expense	12.7	18.8	(6.1)	(32.4)%	2.6%	4.4%
Other expense, net	4.0	9.0	(5.0)	(55.6)%	0.8%	2.1%
Income before income taxes	19.1	18.4	0.7	3.8%	4.0%	4.3%
Income tax expense	4.2	11.3	(7.1)	(62.8)%	0.9%	2.6%
Net income	$14.9	$7.1	$7.8	109.9%	3.1%	1.6%

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended March 31,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2025	2024	2025 vs. 2024		2025 vs. 2024
	(In millions)
Revenue:
Recurring services:
Dayforce recurring	$323.1	$282.4	14.4%	(1.5)%	15.9%
Powerpay recurring	19.0	20.5	(7.3)%	(6.3)%	(1.0)%
Other recurring	13.1	19.1	(31.4)%	(2.1)%	(29.3)%
Float	55.3	60.7	(8.9)%	(1.3)%	(7.6)%
Total recurring services	410.5	382.7	7.3%	(1.7)%	9.0%
Professional services	71.3	48.8	46.1%	(3.7)%	49.8%
Total revenue	$481.8	$431.5	11.7%	(1.9)%	13.6%

Total revenue, excluding float	$426.5	$370.8	15.0%	(2.1)%	17.1%
(a)
We have calculated the percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of percentage change in revenue on a constant currency basis.

27 | Q1 2025 Form 10-Q

Total revenue increased $50.3 million, or 11.7%, to $481.8 million for the three months ended March 31, 2025, compared to $431.5 million for the three months ended March 31, 2024. This increase was primarily attributable to the increase in the number of live Dayforce customers and the increase in Dayforce recurring revenue per customer. The number of live Dayforce customers increased 5.4% to 6,929 at March 31, 2025 from 6,575 at March 31, 2024. Additionally, for the trailing twelve months ended March 31, 2025, Dayforce recurring revenue per customer grew to $167,600 compared to $150,362 for the comparable period in 2024. Please refer to the "How We Assess Performance" and “Non-GAAP Financial Measures” section for discussion of and the definition of Dayforce recurring revenue per customer.

The increase in total revenue was partially offset by a decrease in float revenue, which was driven by a decrease in average yield of 60 basis points compared to the three months ended March 31, 2024. This was partially offset by a 5.4% increase in average float balance for our customer funds for the three months ended March 31, 2025, which increased to $5.86 billion, compared to $5.56 billion for the three months ended March 31, 2024.

Costs of recurring services. The increase of $10.0 million, or 11.3%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due to a $6.3 million increase in labor and employee benefit expense, including increases in severance and consulting and contract labor, as well as a $3.7 million increase of certain costs related to product partnerships.

Costs of professional services. The increase of $15.2 million, or 23.0%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a $15.0 million increase in labor and benefit expenses, including increases in consulting and contract labor, severance, employee labor and employee benefits, and share-based compensation. These increases were primarily the result of efforts to implement new customers and additional modules.

Product development and management expense. The increase of $6.2 million, or 11.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a $5.7 million increase in labor and benefit expenses, including increases in severance, share-based compensation, incentives, and consulting and contract labor.

For the three months ended March 31, 2025, and 2024, our investment in software development was $55.8 million and $50.4 million, respectively, consisting of $33.4 million and $28.4 million of research and development expense, and $22.4 million and $22.0 million in capitalized software development costs, respectively.

Selling and marketing expense. The increase of $8.4 million, or 10.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a $10.6 million increase in labor and benefit expenses, including increases in severance, share-based compensation, employee labor and benefits, commissions, and incentives. These increases were partially offset by a reduction of $2.6 million in consulting and contract labor and advertising expenses. The reduction in advertising expenses was primarily related to the transition of the Company's name to Dayforce, Inc. and the related branding campaign in the prior year.

General and administrative expense. The increase of $15.1 million, or 27.0%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a $14.1 million increase in labor and benefit expenses, including increases in share-based compensation, severance, employee labor and benefits, and incentives.

Depreciation and amortization expense. The increase of $5.1 million, or 10.5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily higher as we continue to capitalize and subsequently amortize Dayforce related and other development costs.

Operating profit. For the three months ended March 31, 2025, operating profit was $31.0 million, compared to $40.7 million for the three months ended March 31, 2024. Operating profit decreased as the increase in revenue was more than offset by higher labor and benefits expenses, primarily severance related.

Interest income. The decrease of $0.7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to lower interest rates during the period.

28 | Q1 2025 Form 10-Q

Interest expense. The decrease of $6.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a $4.3 million loss on debt extinguishment recognized during the three months ended March 31, 2024 related to the refinancing of certain credit agreements. Please refer to Part I, Item 1. Note 7, "Debt" for additional information.

Other expense, net. The decrease of $5.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a decrease of foreign currency translation losses (gains) of $8.3 million, partially offset by an increase in net periodic pension expense of $3.0 million.

Income tax expense. The decrease of $7.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to decreases of $3.2 million of valuation allowances, $2.8 million of share-based compensation, and $2.3 million related to the Global Intangible Low Taxed Income, partially offset by an increase of $1.3 million change in state income taxes.

Net income. We realized net income of $14.9 million for the three months ended March 31, 2025, compared to $7.1 million for the three months ended March 31, 2024. The change was primarily due to an increase in revenue, lower interest expense, and lower other expense, net, partially offset by increases in total costs and expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our Revolving Credit Facility and the Receivables Securitization Program, and proceeds from debt issuances and equity offerings. As of March 31, 2025, we had cash and equivalents of $557.3 million and our total debt was $1,226.4 million.

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

We believe that our cash flow from operations, available cash and equivalents, and availability under our Revolving Credit Facility and the Receivables Securitization Program will be sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future. Our liquidity and our ability to meet our obligations and to fund our capital requirements, Dayforce Wallet on-demand pay requests, and share repurchases are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or raise additional equity to finance such acquisitions, which would result in additional expenses and/or dilution.

Our customer funds are held and invested with the primary objectives being to protect the principal balance and to ensure adequate liquidity to meet cash flow requirements. Our cash flows can vary significantly due to purchases of and proceeds from the sale and maturity of customer fund marketable securities, as well as the carrying value of customer fund accounts as of period end dates due to several factors, including the specific day of the week the period ends, which impacts the timing of funds collected from customers and payments made to satisfy customer obligations to employees, taxing authorities, and others. The customer assets are held in segregated accounts intended for the specific purpose of satisfying customer funding obligations and therefore are not freely available for our general business use, however, are evaluated and tracked separately by management. Please refer to Part 1, Item 1, Note 4, “Customer Funds” for further discussion of these funds.

29 | Q1 2025 Form 10-Q

Cash Flows

The table below summarizes the activity within the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net cash provided by operating activities	$49.6	$9.1
Net cash used in investing activities	(120.1)	(290.7)
Net cash provided by financing activities	288.6	1,772.9
Effect of exchange rate changes on cash, restricted cash, and equivalents	1.0	(13.5)
Net increase in cash, restricted cash, and equivalents	219.1	1,477.8
Cash, restricted cash, and equivalents at beginning of period	3,253.9	3,421.4
Cash, restricted cash, and equivalents at end of period	3,473.0	4,899.2

Cash and equivalents	557.3	392.5
Restricted cash and equivalents	2,915.7	4,506.7
Total cash, restricted cash, and equivalents	$3,473.0	$4,899.2

Operating Activities

Net cash provided by operating activities was $49.6 million for the three months ended March 31, 2025 compared to $9.1 million for the three months ended March 31, 2024. For both periods, cash inflows from operating activities are primarily generated from the subscriptions of our solutions. Cash outflows from operating activities for both periods are primarily comprised of personnel-related expenditures, including the payout of year-end employee compensation, and the renewals of prepaid annual contracts that are integral to our business operations. The positive cash inflows in both periods is primarily due to our growing revenue, partially offset by our operating costs, mainly, investment in our sales force to support our growth initiatives and those product development and management costs which are not eligible for capitalization.

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $120.1 million, consisting of purchases of customer funds marketable securities of $180.0 million, capital expenditures of $30.1 million and purchases of marketable securities of $3.7 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $86.9 million and proceeds from the sale and maturity of marketable securities of $6.8 million. Our capital expenditures included $26.1 million for software and technology and $4.0 million for property, plant, and equipment.

During the three months ended March 31, 2024, net cash used in investing activities was $290.7 million, consisting of acquisition costs, net of cash acquired of $173.3 million, purchases of customer funds marketable securities of $139.6 million, capital expenditures of $27.9 million, and purchases of marketable securities of $0.5 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $49.6 million and proceeds from the sale and maturity of marketable securities of $1.0 million. Our capital expenditures included $24.4 million for software and technology and $3.5 million for property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was $288.6 million during the three months ended March 31, 2025. This cash inflow is primarily attributable to an increase in net customer fund obligations of $334.4 million and proceeds from issuance of common stock under our share-based compensation plans of $4.4 million, partially offset by repurchases of common stock of $30.1 million, taxes paid related to the net share settlement of equity awards of $17.1 million, payments on our long-term debt obligations of $1.8 million, and payment of debt refinancing costs of $1.2 million.

Net cash provided by financing activities was $1,772.9 million during the three months ended March 31, 2024. This cash inflow is primarily attributable to an increase in net customer fund obligations of $1,763.5 million, proceeds from our debt issuance of $650.0 million, and proceeds from issuance of common stock under our share-based compensation plans of $21.7 million, partially offset by payments on our long-term debt obligations of $644.5 million and payment of debt refinancing costs of $11.4 million.

30 | Q1 2025 Form 10-Q

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2025, our remaining performance obligations were approximately $1.28 billion. Please refer to Part 1, Item 1, Note 10, “Revenue and Revenue-Related Activities” for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Contractual Obligations

During the three months ended March 31, 2025, there were no significant changes to our contractual obligations as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contractual Obligations" contained in our 2024 Form 10-K.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies and estimates as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" contained in our 2024 Form 10-K.

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

We believe that these non-GAAP financial measures are useful to management and investors as supplemental measures to evaluate our overall operating performance including comparison across periods and with competitors. Our management team uses these non-GAAP financial measures to assess operating performance because these financial measures exclude the results of decisions that are outside the normal course of our business operations, and are used for internal budgeting and forecasting purposes both for short- and long-term operating plans. Additionally, Adjusted operating profit, free cash flow, and free cash flow margin are components of certain management compensation plans. Additionally, we believe that the non-GAAP financial measures free cash flow and free cash flow margin are meaningful to investors because they are measures of liquidity that provide useful information in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. The reduction of capital expenditures facilitates comparisons of our liquidity on a period-to-period basis and excludes items that management does not consider to be indicative of our liquidity.

31 | Q1 2025 Form 10-Q

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
•
Free cash flow is defined as net cash provided by operating activities, reduced by capital expenditures.
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

The following tables reconcile our reported results to our non-GAAP financial measures:

	Three Months Ended March 31, 2025
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Operating profit	$31.0	6.4%	$46.0	$28.7	$26.6	$132.3	27.5%

Net income	$14.9	3.1%	$46.0	$28.7	$4.3	$93.9	19.5%
Interest expense, net	7.9		—	—	—	7.9
Income tax expense (c)	4.2		—	—	(25.5)	29.7
Depreciation and amortization	53.9		—	28.7	—	25.2
EBITDA	$80.9		$46.0	$—	$29.8	$156.7	32.5%

Net income per share - diluted	$0.09		$0.28	$0.18	$0.03	$0.58

32 | Q1 2025 Form 10-Q

	Three Months Ended March 31, 2024
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Operating profit	$40.7	9.4%	$38.0	$28.4	$2.0	$109.1	25.3%

Net income	$7.1	1.6%	$38.0	$28.4	$(5.5)	$68.0	15.8%
Interest expense, net	13.3		—	—	—	13.3
Income tax expense (c)	11.3		—	—	(16.9)	28.2
Depreciation and amortization	48.8		—	28.4	—	20.4
EBITDA	$80.5		$38.0	$—	$11.4	$129.9	30.1%

Net income per share - diluted	$0.04		$0.24	$0.18	$(0.03)	$0.43

(a)
Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items. For the three months ended March 31, 2025, the adjustments to operating profit consist of $26.6 million of restructuring expenses and the adjustments to net income also include $5.3 million of costs associated with the planned termination of our frozen U.S. pension plan, $2.1 million of foreign exchange gain, and a $25.5 million net adjustment for the effect of income taxes related to these items. For the three months ended March 31, 2024, the adjustments to operating profit consist of $2.0 million of restructuring expenses and the adjustments to net income also include $6.2 million of foreign exchange loss, $3.2 million of costs associated with the planned termination of our frozen U.S. pension plan, and a $16.9 million net adjustment for the effect of income taxes related to these items. Please refer above for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.

The following table reconciles net cash provided by operating activities and operating cash flow margin to the non-GAAP financial measures free cash flow and free cash flow margin:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net cash provided by operating activities	$49.6	$9.1
Capital expenditures	(30.1)	(27.9)
Free cash flow	$19.5	$(18.8)

Operating cash flow margin (a)	10.3%	2.1%
Free cash flow margin (b)	4.0%	(4.4)%

(a)
Operating cash flow margin is determined by calculating the percentage that operating cash flow is of total revenue.
(b)
Free cash flow margin is determined by calculating the percentage that free cash flow is of total revenue.

33 | Q1 2025 Form 10-Q

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

We pay floating rates of interest on our Term Debt and Revolving Credit Facility. The interest paid on these borrowings will fluctuate up or down in relation to changes in market interest rates. A 100 basis point decrease in the applicable reference rates would result in approximately $6 million decrease in our interest expense over the ensuring twelve-month period. Please refer to Part I, Item 1. Note 7, "Debt" for additional information. In addition, certain fees related to our Receivables Securitization Program fluctuate based on changes in market interest rates.

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

However, because we classify our securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be unrecoverable. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities. Please refer to Part I, Item 1. Note 4, "Customer Funds" for additional information.

34 | Q1 2025 Form 10-Q

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

We are in the process of finalizing the wind down of the plan, which includes transferring the associated liabilities to an insurance company, which we expect will be completed in 2025. These steps include settling all future obligations through a combination of lump sum payments to eligible, electing participants and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. The effective discount rate used in accounting for pension and other benefit obligations in 2024 ranged from 5.06% to 5.35%. The expected rate of return on plan assets for qualified pension benefits in 2025 is 5.10%.

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

Based on that evaluation our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

35 | Q1 2025 Form 10-Q

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", the reader should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors” in our 2024 Form 10-K. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below presents information with respect to Dayforce common stock purchases made during the three months ended March 31, 2025 by Dayforce or any "affiliated purchaser" of Dayforce, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(In millions)
January 1 - 31, 2025	—	$—	—	$463.9
February 1 - 28, 2025	159,802	64.71	159,802	453.5
March 1 - 31, 2025	359,107	55.96	359,107	433.4
Total	518,909	$58.65	518,909	$433.4
(a)
On July 31, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $500 million of our common stock. The share repurchase program has no expiration date.
(b)
Average price paid includes costs associated with the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

36 | Q1 2025 Form 10-Q

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

On March 4, 2025, Stephen H. Holdridge, President and Chief Operating Officer of the Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 (the “Holdridge Plan”). The Holdridge Plan provides for the potential sale of up to 54,000 shares of our common stock, subject to certain conditions, from June 3, 2025 through March 4, 2026. The Holdridge Plan was effected within our open trading window periods and was carried out in compliance with our insider trading policy.

Other than the aforementioned, during the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

37 | Q1 2025 Form 10-Q

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

3.1^	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on October 30, 2024).

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

10.2*

Form of Director Restricted Stock Unit Award Agreement (for awards made after January 1, 2025) (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2025).

10.3*

Form of Performance Stock Unit Award Agreement (for awards made after January 1, 2025) (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2025).

10.4*

Form of Restricted Stock Unit Award Agreement (for awards made after January 1, 2025) (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2025).

10.5*

Form of Restricted Stock Unit Award Agreement (for Canadian executive awards) (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2025).

10.6*

Form of Performance Stock Unit Award Agreement (for Canadian executive awards) (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2025).

10.7*	Dayforce, Inc. 2025 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 5, 2025).

10.8*^+	Sales Incentive Plan for Samer Alkharrat.

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

38 | Q1 2025 Form 10-Q

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH^	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

39 | Q1 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYFORCE, INC.

Date: May 7, 2025	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Jeremy R. Johnson
		Name:	Jeremy R. Johnson
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

40 | Q1 2025 Form 10-Q