Form 10-Q
period 2025-06-30
Dayforce, Inc.
filed 2025-08-06
CIK 1725057

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended June 30, 2025

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

As of July 30, 2025, there were 159,692,530 shares of common stock, par value of $0.01 per share, outstanding.

Dayforce, Inc.

2 | Q2 2025 Form 10-Q

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

3 | Q2 2025 Form 10-Q

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

4 | Q2 2025 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dayforce, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
(In millions, except per share data)
Assets
Current assets:
Cash and equivalents	$625.2	$579.7
Trade and other receivables, net	271.2	264.8
Prepaid expenses and other current assets	158.4	137.5
Total current assets before customer funds	1,054.8	982.0
Customer funds	4,259.5	5,001.5
Total current assets	5,314.3	5,983.5
Right of use lease assets, net	12.1	12.3
Property, plant, and equipment, net	236.7	223.7
Goodwill	2,382.8	2,336.7
Other intangible assets, net	142.6	189.2
Deferred sales commissions	250.8	231.8
Other assets	161.5	139.8
Total assets	$8,500.8	$9,117.0

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$582.3	$7.3
Current portion of long-term lease liabilities	6.1	5.7
Accounts payable	85.1	77.0
Deferred revenue	46.9	42.3
Employee compensation and benefits	121.0	126.8
Other accrued expenses	26.3	31.5
Total current liabilities before customer funds obligations	867.7	290.6
Customer funds obligations	4,250.1	5,024.2
Total current liabilities	5,117.8	5,314.8
Long-term debt, less current portion	631.8	1,209.1
Employee benefit plans	5.3	5.9
Long-term lease liabilities, less current portion	9.2	10.8
Other liabilities	34.4	30.1
Total liabilities	5,798.5	6,570.7
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par, 500.0 shares authorized, 159.8 and 159.0 shares issued and outstanding, respectively	1.6	1.6
Additional paid in capital	3,437.6	3,363.2
Accumulated deficit	(350.8)	(335.8)
Accumulated other comprehensive loss	(386.1)	(482.7)
Total stockholders’ equity	2,702.3	2,546.3
Total liabilities and stockholders' equity	$8,500.8	$9,117.0

See accompanying notes to condensed consolidated financial statements.

5 | Q2 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In millions, except per share data)
Revenue:
Recurring services	$393.1	$365.0	$803.6	$747.7
Professional services	71.6	58.3	142.9	107.1
Total revenue	464.7	423.3	946.5	854.8
Costs and expenses:
Costs of recurring services	92.7	89.3	191.1	177.7
Costs of professional services	76.6	69.6	157.9	135.7
Product development and management	57.3	58.3	116.6	111.4
Selling and marketing	83.7	82.4	170.5	160.8
General and administrative	58.9	59.0	130.0	115.0
Depreciation and amortization	53.2	50.6	107.1	99.4
Total costs and expenses	422.4	409.2	873.2	800.0
Operating profit	42.3	14.1	73.3	54.8
Interest expense, net	7.1	11.1	15.0	24.4
Other (income) expense, net	(3.1)	3.0	0.9	12.0
Income before income taxes	38.3	—	57.4	18.4
Income tax expense	17.0	1.8	21.2	13.1
Net income (loss)	$21.3	$(1.8)	$36.2	$5.3
Net income (loss) per share:
Basic	$0.13	$(0.01)	$0.23	$0.03
Diluted	$0.13	$(0.01)	$0.22	$0.03
Weighted average shares outstanding:
Basic	159.9	157.9	159.6	157.4
Diluted	161.0	157.9	161.8	159.8

See accompanying notes to condensed consolidated financial statements.

6 | Q2 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In millions)
Net income (loss)	$21.3	$(1.8)	$36.2	$5.3
Items of other comprehensive income (loss) before income taxes:
Change in foreign currency translation adjustment	54.7	(4.8)	65.4	(27.5)
Change in unrealized loss from invested customer funds	7.5	7.1	32.4	(0.3)
Change in pension liability adjustment	4.5	2.8	9.7	6.0
Other comprehensive income (loss) before income taxes	66.7	5.1	107.5	(21.8)
Income tax expense, net	3.2	2.6	10.9	1.5
Other comprehensive income (loss) after income taxes	63.5	2.5	96.6	(23.3)
Comprehensive income (loss)	$84.8	$0.7	$132.8	$(18.0)

See accompanying notes to condensed consolidated financial statements.

7 | Q2 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2024	159.0	$1.6	$3,363.2	$(335.8)	$(482.7)	$2,546.3
Net income	—	—	—	14.9	—	14.9
Issuance of common stock under share-based compensation plans	1.5	—	4.4	—	—	4.4
Taxes paid related to the net share settlement of equity awards	—	—	(17.1)	—	—	(17.1)
Repurchases of common stock	(0.5)	—	—	(30.4)	—	(30.4)
Share-based compensation	—	—	40.9	—	—	40.9
Foreign currency translation	—	—	—	—	10.7	10.7
Change in unrealized loss, net of tax of $6.4	—	—	—	—	18.5	18.5
Change in pension liability adjustment, net of tax of $1.3	—	—	—	—	3.9	3.9
Balance as of March 31, 2025	160.0	$1.6	$3,391.4	$(351.3)	$(449.6)	$2,592.1
Net income	—	—	—	21.3	—	21.3
Issuance of common stock under share-based compensation plans	0.2	—	4.5	—	—	4.5
Taxes paid related to the net share settlement of equity awards	—	—	(1.4)	—	—	(1.4)
Repurchases of common stock	(0.4)	—	—	(20.8)	—	(20.8)
Share-based compensation	—	—	43.1	—	—	43.1
Foreign currency translation	—	—	—	—	54.7	54.7
Change in unrealized loss, net of tax of $2.0	—	—	—	—	5.5	5.5
Change in pension liability adjustment, net of tax of $1.2	—	—	—	—	3.3	3.3
Balance as of June 30, 2025	159.8	$1.6	$3,437.6	$(350.8)	$(386.1)	$2,702.3

8 | Q2 2025 Form 10-Q

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2023	156.3	$1.6	$3,151.1	$(317.8)	$(436.7)	$2,398.2
Net income	—	—	—	7.1	—	7.1
Issuance of common stock under share-based compensation plans	1.6	—	21.7	—	—	21.7
Taxes paid related to the net share settlement of equity awards	—	—	(6.4)	—	—	(6.4)
Share-based compensation	—	—	38.0	—	—	38.0
Foreign currency translation	—	—	—	—	(22.7)	(22.7)
Change in unrealized loss, net of tax of ($1.9)	—	—	—	—	(5.5)	(5.5)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.4	2.4
Balance as of March 31, 2024	157.9	$1.6	$3,204.4	$(310.7)	$(462.5)	$2,432.8
Net loss	—	—	—	(1.8)	—	(1.8)
Issuance of common stock under share-based compensation plans	1.9	—	5.7	—	—	5.7
Taxes paid related to the net share settlement of equity awards	—	—	(4.2)	—	—	(4.2)
Share-based compensation	—	—	40.8	—	—	40.8
Foreign currency translation	—	—	—	—	(4.8)	(4.8)
Change in unrealized loss, net of tax of $1.9	—	—	—	—	5.2	5.2
Change in pension liability adjustment, net of tax of $0.7	—	—	—	—	2.1	2.1
Balance as of June 30, 2024	159.8	$1.6	$3,246.7	$(312.5)	$(460.0)	$2,475.8

See accompanying notes to condensed consolidated financial statements.

9 | Q2 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
(In millions)
Cash flows from operating activities
Net income	$36.2	$5.3
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(24.6)	(17.4)
Depreciation and amortization	107.1	99.4
Amortization of debt issuance costs and debt discount	2.2	2.1
Loss on debt extinguishment	—	4.3
Provision for doubtful accounts	4.5	3.8
Net periodic pension and postretirement cost	9.6	5.1
Share-based compensation expense	94.3	78.8
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade and other receivables	(13.0)	(34.5)
Prepaid expenses and other current assets	(14.0)	(2.6)
Deferred sales commissions	(14.5)	(14.8)
Accounts payable and other accrued expenses	1.7	(7.6)
Deferred revenue	2.7	(1.6)
Employee compensation and benefits	(19.1)	(12.3)
Accrued taxes	(6.0)	7.3
Other assets and liabilities	(4.8)	(7.0)
Net cash provided by operating activities	162.3	108.3

Cash flows from investing activities
Purchases of customer funds marketable securities	(363.2)	(322.9)
Proceeds from sale and maturity of customer funds marketable securities	230.8	167.9
Purchases of marketable securities	(3.7)	(4.0)
Proceeds from sale and maturity of marketable securities	11.5	3.0
Expenditures for property, plant, and equipment	(7.9)	(6.7)
Expenditures for software and technology	(47.8)	(47.7)
Acquisition costs, net of cash acquired	—	(173.1)
Net cash used in investing activities	(180.3)	(383.5)

Cash flows from financing activities
Decrease in customer funds obligations, net	(854.2)	(3.0)
Proceeds from issuance of common stock under share-based compensation plans	8.9	27.4
Taxes paid related to the net share settlement of awards under share-based compensation plans	(18.5)	(10.6)
Repurchases of common stock	(50.9)	—
Proceeds from debt issuance	—	650.0
Repayment of long-term debt obligations	(3.6)	(644.7)
Payment of debt refinancing costs	(1.2)	(11.4)
Net cash (used in) provided by financing activities	(919.5)	7.7

Effect of exchange rate changes on cash, restricted cash, and equivalents	24.9	(21.7)
Net decrease in cash, restricted cash, and equivalents	(912.6)	(289.2)
Cash, restricted cash, and equivalents at beginning of period	3,253.9	3,421.4
Cash, restricted cash, and equivalents at end of period	$2,341.3	$3,132.2

Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$625.2	$465.4
Restricted cash	—	0.8
Restricted cash and equivalents included in customer funds	1,716.1	2,666.0
Total cash, restricted cash, and equivalents	$2,341.3	$3,132.2

See accompanying notes to condensed consolidated financial statements.

10 | Q2 2025 Form 10-Q

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendment is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the presentational impact that this ASU will have on our condensed consolidated financial statements.

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

11 | Q2 2025 Form 10-Q

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

The following table sets forth our segment information of revenue, expenses, and operating profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenue	$464.7	$423.3	$946.5	$854.8
Labor and benefits	177.5	177.2	357.8	353.3
Other expenses	244.9	232.0	515.4	446.7
Operating profit	$42.3	$14.1	$73.3	$54.8

Reclassifications

Beginning in 2025, we have reclassified depreciation and amortization in our condensed consolidated statements of operations into a single financial statement line item. We made this change to enhance comparability with our peers and to better align reporting with how management assesses performance. Application of this change is being made on a retrospective basis. The following presents the line items in which depreciation and amortization were previously included for the periods presented:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(In millions)
Cost of revenue	$19.3	$37.8
Selling and marketing	0.7	1.3
General and administrative	30.6	60.3
Total depreciation and amortization	$50.6	$99.4

Efficiency Plan

On February 26, 2025, we announced an efficiency plan which included a reduction of approximately 5% of our workforce. The headcount reduction was substantially completed by March 31, 2025. In connection with this plan, we incurred non-recurring restructuring charges in the three and six months ended June 30, 2025 of approximately $2.7 million and $31.9 million, respectively, including severance payments, employee benefits and related costs, and non-cash charges for share-based compensation. These charges were recorded in all line items in costs and expenses in the condensed consolidated statements of operations, excluding depreciation and amortization. For the six months ended June 30, 2025, there were $25.8 million of restructuring charges paid or otherwise settled. As of June 30, 2025, the liability associated with this plan was $6.1 million.

3. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2025
	Level 1	Level 2		Level 3	Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,543.4	(a)	$—	$2,543.4
Total assets measured at fair value	$—	$2,543.4		$—	$2,543.4

12 | Q2 2025 Form 10-Q

	December 31, 2024
	Level 1	Level 2		Level 3	Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,327.3	(a)	$—	$2,327.3
Total assets measured at fair value	$—	$2,327.3		$—	$2,327.3

(a)
Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2025, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. During the year ended December 31, 2024, assets acquired and liabilities assumed as part of a business combination, and liabilities recognized as a part of a debt issuance, were measured at fair value on a nonrecurring basis.

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

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $47.4 million and $48.9 million for the three months ended June 30, 2025, and 2024, respectively, and $102.7 million and $109.6 million for the six months ended June 30, 2025, and 2024, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

13 | Q2 2025 Form 10-Q

The amortized cost of customer funds as of June 30, 2025, and December 31, 2024, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	June 30, 2025
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$1,690.0	$—	$—	$1,690.0
Available for sale investments:
U.S. government and agency securities	869.3	4.7	(14.1)	859.9
Canadian and provincial government securities	498.8	5.9	(1.9)	502.8
Corporate debt securities	798.9	12.5	(3.0)	808.4
Asset-backed securities	205.4	2.3	(0.3)	207.4
Mortgage-backed securities	105.1	1.6	(0.3)	106.4
Other securities	58.4	0.3	(0.2)	58.5
Total available for sale investments	2,535.9	27.3	(19.8)	2,543.4
Invested customer funds	4,225.9	$27.3	$(19.8)	4,233.4
Receivables	26.1			26.1
Total customer funds	$4,252.0			$4,259.5

	December 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,650.9	$—	$—	$2,650.9
Available for sale investments:
U.S. government and agency securities	818.3	0.5	(27.1)	791.7
Canadian and provincial government securities	449.2	4.6	(3.6)	450.2
Corporate debt securities	734.7	7.7	(7.0)	735.4
Asset-backed securities	202.9	1.9	(0.6)	204.2
Mortgage-backed securities	83.5	0.1	(1.3)	82.3
Other securities	64.3	0.1	(0.9)	63.5
Total available for sale investments	2,352.9	14.9	(40.5)	2,327.3
Invested customer funds	5,003.8	$14.9	$(40.5)	4,978.2
Receivables	23.3			23.3
Total customer funds	$5,027.1			$5,001.5

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2025
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(In millions)
U.S. government and agency securities	$(0.6)	$96.7	$(13.5)	$388.6	$(14.1)	$485.3
Canadian and provincial government securities	—	10.0	(1.9)	158.4	(1.9)	168.4
Corporate debt securities	(0.1)	39.1	(2.9)	240.5	(3.0)	279.6
Asset-backed securities	—	12.5	(0.3)	33.5	(0.3)	46.0
Mortgage-backed securities	(0.1)	7.4	(0.2)	7.1	(0.3)	14.5
Other securities	—	8.5	(0.2)	24.4	(0.2)	32.9
Total available for sale investments	$(0.8)	$174.2	$(19.0)	$852.5	$(19.8)	$1,026.7

14 | Q2 2025 Form 10-Q

Management does not believe that any individual unrealized loss was unrecoverable as of June 30, 2025. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Cost	Fair Value
	(In millions)
Due in one year or less	$2,129.6	$2,126.3
Due in one to three years	910.1	902.5
Due in three to five years	726.6	739.5
Due after five years	459.6	465.1
Invested customer funds	$4,225.9	$4,233.4

5. Trade and Other Receivables, Net

	June 30, 2025	December 31, 2024
	(In millions)
Trade receivables from customers	$238.0	$226.9
Interest receivable from invested customer funds	16.2	16.8
Dayforce Wallet on-demand pay receivables	3.0	9.5
Other (a)	32.4	34.4
Total gross receivables	289.6	287.6
Less: reserve for sales adjustments and allowance for doubtful accounts	(18.4)	(22.8)
Trade and other receivables, net	$271.2	$264.8

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

As of June 30, 2025, there was $217.6 million of restricted accounts receivable held by the SPEs that is reported within trade and other receivables, net on our condensed consolidated balance sheets. Of the Receivables sold to the Purchasers since the inception of the Receivables Securitization Program, $56.1 million remained outstanding as of June 30, 2025.

15 | Q2 2025 Form 10-Q

6. Goodwill and Other Intangible Assets, Net

Goodwill

Our goodwill balance was $2,382.8 million and $2,336.7 million as of June 30, 2025 and December 31, 2024, respectively. The change in goodwill was due to fluctuations in foreign currency exchange rates.

Other Intangible Assets, Net

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$298.4	$(249.0)	$49.4	5.7
Trade name	177.0	(170.2)	6.8	0.1
Technology	316.9	(234.9)	82.0	5.1
Total definite lived intangible assets	$792.3	$(654.1)	$138.2	4.9

Unamortized - indefinite lived:
Trade name	6.3	(1.9)	4.4	n/a
Total other intangible assets	$798.6	$(656.0)	$142.6	n/a

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$291.1	$(239.8)	$51.3	6.2
Trade name	176.4	(127.3)	49.1	0.6
Technology	300.3	(215.7)	84.6	5.3
Total definite lived intangible assets	$767.8	$(582.8)	$185.0	4.2

Unamortized - indefinite lived:
Trade name	6.0	(1.8)	4.2	n/a
Total other intangible assets	$773.8	$(584.6)	$189.2	n/a

Amortization expense related to definite lived intangible assets was $31.1 million and $29.5 million for the three months ended June 30, 2025, and 2024, respectively, and $59.8 million and $57.9 million for the six months ended June 30, 2025, and 2024, respectively.

16 | Q2 2025 Form 10-Q

7. Debt

Overview

Our debt obligations consisted of the following:

	June 30,	December 31,
	2025	2024
	(In millions)
Term Debt, interest rate of 6.3% and 7.1%, respectively	$643.5	$646.8
Revolving Credit Facility ($350.0 million available capacity less $0.5 million and $0.2 million reserved for letters of credit, respectively)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Line of Credit ($0.3 million and $0.9 million letter of credit capacity, respectively, which were fully utilized)	—	—
Financing lease liabilities	6.1	6.5
Total debt	1,224.6	1,228.3
Less unamortized debt issuance costs and discount	10.5	11.9
Less current portion of long-term debt	582.3	7.3
Long-term debt, less current portion	$631.8	$1,209.1

Accrued interest and fees related to the debt obligations was $7.4 million and $8.6 million as of June 30, 2025 and December 31, 2024, respectively, and is included within other accrued expenses in our condensed consolidated balance sheets.

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

The Senior Secured Credit Facility documents contain a requirement that we maintain a ratio of first lien net leverage to Credit Facility EBITDA below specified levels on a quarterly basis; however, such requirement is applicable only if more than 35% of the Revolving Credit Facility is utilized. As of June 30, 2025, no portion of the available capacity of the Revolving Credit Facility was drawn.

17 | Q2 2025 Form 10-Q

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

The Convertible Senior Notes will be convertible at the option of the holders at any time only under certain circumstances as outlined in Part II, Item 8, Note 10, “Debt,” to our audited consolidated financial statements in our 2024 Form 10-K. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of June 30, 2025.

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

The Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $572.7 million as of June 30, 2025, with principal of $575.0 million, net of issuance costs of $2.3 million. The Convertible Senior Notes are included within current portion of long-term debt in our condensed consolidated balance sheets as of June 30, 2025. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

Interest expense recognized related to the Convertible Senior Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Contractual interest expense	$0.3	$0.3	$0.7	$0.7
Amortization of debt issuance costs	0.7	0.8	1.5	1.5
Total	$1.0	$1.1	$2.2	$2.2

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

18 | Q2 2025 Form 10-Q

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(In millions)
2025	$3.2
2026	581.5
2027	6.5
2028	6.5
2029	6.5
Thereafter	614.3
$1,218.5

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at June 30, 2025. The fair value of the Term Debt was based on the borrowing rates currently available to us for bank loans with similar terms, maturities, and volumes as our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1.20 billion as of June 30, 2025 and December 31, 2024.

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

The components of net periodic cost (gain) for our defined benefit pension plans and for our postretirement benefit plan are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Interest cost	$5.7	$4.1	$11.4	$8.2
Actuarial loss amortization	5.0	3.3	10.0	6.6
Less: Expected return on plan assets	(5.5)	(4.4)	(11.0)	(8.8)
Net periodic pension cost	$5.2	$3.0	$10.4	$6.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Interest cost	$0.1	$0.1	$0.2	$0.2
Actuarial gain amortization	(0.5)	(0.6)	(1.0)	(1.1)
Net periodic postretirement benefit gain	$(0.4)	$(0.5)	$(0.8)	$(0.9)

9. Share-Based Compensation

Our share-based compensation consists of stock options, restricted stock units (“RSU”), and performance stock units (“PSU”), and is used to compensate certain employees and non-employee directors. We also offer an employee stock purchase plan to eligible employees.

19 | Q2 2025 Form 10-Q

As of June 30, 2025, there were 11.8 million stock options, RSUs, and PSUs outstanding and 7.3 million shares available for grant under approved equity compensation plans.

Total share-based compensation expense was $48.4 million and $40.8 million for the three months ended June 30, 2025, and 2024, respectively, and $94.3 million and $78.8 million for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, there was $270.8 million of share-based compensation expense related to unvested share-based equity awards not yet recognized, which is expected to be recognized over a weighted average period of 2.0 years.

Performance-Based Stock Options

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	1,729,781	$65.26	5.4	$12.8
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(750,000)	(65.26)	—	—
Outstanding at June 30, 2025	979,781	$65.26	4.9	$—
Exercisable at June 30, 2025	979,781	$65.26	4.9	$—

Performance Stock Units

Shares
Outstanding at December 31, 2024	1,091,885
Granted	576,401
Vested and released	(450,957)
Forfeited or canceled	(66,021)
Outstanding at June 30, 2025	1,151,308

Term-Based Stock Options

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	4,477,645	$56.53	4.7	$79.7
Granted	—	—	—	—
Exercised	(45,903)	(40.18)	—	—
Forfeited or expired	(28,640)	(64.00)	—	—
Outstanding at June 30, 2025	4,403,102	$56.66	4.3	$24.4
Exercisable at June 30, 2025	4,401,511	$56.65	4.3	$24.4

For most term-based stock options, we estimated an expected term of 7.0 years, based on the vesting period and contractual life.

20 | Q2 2025 Form 10-Q

Restricted Stock Units

Shares
Outstanding at December 31, 2024	4,110,131
Granted	2,618,637
Vested and released	(1,358,035)
Forfeited or canceled	(153,021)
Outstanding at June 30, 2025	5,217,712

Global Employee Stock Purchase Plan

Period Ended	Shares Issued	Purchase Price (per share)
March 31, 2025	69,467	$49.58
June 30, 2025	67,285	$47.08

A total of 1.0 million shares of common stock were available for future issuances under the plan as of June 30, 2025.

10. Revenue and Revenue-Related Activity

Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenue:
Recurring services:
Dayforce recurring	$315.5	$277.7	$638.6	$560.1
Powerpay recurring	19.9	19.9	38.9	40.4
Other recurring	10.3	18.5	23.4	37.6
Float	47.4	48.9	102.7	109.6
Total recurring services	393.1	365.0	803.6	747.7
Professional services	71.6	58.3	142.9	107.1
Total revenue	$464.7	$423.3	$946.5	$854.8

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

	Six Months Ended June 30,
	2025	2024
	(In millions)
Contract assets, beginning of period	$100.2	$89.0
Additions	55.6	46.0
Reductions	(49.4)	(41.4)
Foreign currency translation	2.1	(0.6)
Contract assets, end of period	$108.5	$93.0

21 | Q2 2025 Form 10-Q

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition.

	Six Months Ended June 30,
	2025	2024
	(In millions)
Deferred revenue, beginning of period	$42.3	$40.2
New billings	654.8	493.9
Acquired billings	—	8.6
Revenue recognized	(651.1)	(495.6)
Effect of exchange rate	0.9	(0.6)
Deferred revenue, end of period	$46.9	$46.5

Deferred Sales Commissions

In accordance with ASC 606, sales commissions paid based on the annual contract value of a signed customer contract are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid based on the annual contract value are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be ten years. Amortization expense for deferred sales commissions was $8.5 million and $6.6 million for the three months ended June 30, 2025, and 2024, respectively, and $16.5 million and $12.9 million for the six months ended June 30, 2025, and 2024, respectively.

Transaction Price for Remaining Performance Obligations

As of June 30, 2025, approximately $1.43 billion of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.

11. Accumulated Other Comprehensive Loss

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(In millions)
Balance as of December 31, 2024	$(297.4)	$(27.6)	$(157.7)	$(482.7)
Other comprehensive income before income taxes and reclassifications	65.4	32.4	0.7	98.5
Income tax expense	—	(8.4)	(2.5)	(10.9)
Reclassifications to earnings	—	—	9.0	9.0
Other comprehensive income	65.4	24.0	7.2	96.6
Balance as of June 30, 2025	$(232.0)	$(3.6)	$(150.5)	$(386.1)

22 | Q2 2025 Form 10-Q

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of June 30, 2025, we have a valuation allowance of $39.4 million against certain deferred tax assets consisting primarily of $27.7 million attributable to other deferred tax assets consisting largely of foreign intangible assets and $11.7 million attributable to state and foreign net operating loss carryovers.

We recorded income tax expense of $17.0 million during the three months ended June 30, 2025, which included tax expense of $8.0 million attributable to current operations, $4.4 million attributable to share-based compensation, $3.0 million attributable to non-deductible items, and $2.1 million attributable to state income taxes. As a percentage of income before income taxes as compared to the three months ended June 30, 2024, income tax expense increased due to an increase in current operations and share-based compensation.

We recorded income tax expense of $21.2 million during the six months ended June 30, 2025, which included tax expense of $12.1 million attributable to current operations, $4.2 million attributable to state income taxes, and $4.0 million attributable to share-based compensation. As a percentage of income before income taxes as compared to the six months ended June 30, 2024, income tax expense decreased due to a reduction in share-based compensation and the Global Intangible Low Taxed Income regime.

The total amount of unrecognized tax benefits as of June 30, 2025, and December 31, 2024, was $3.4 million and $2.7 million, respectively. The $3.4 million represents the amount that, if recognized, would impact our effective income tax rate as of June 30, 2025. We adjust these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020.

On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act ("OBBBA"), which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. We will continue to monitor and evaluate the implications of the OBBBA on our condensed consolidated financial statements for future reporting periods.

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

23 | Q2 2025 Form 10-Q

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

14. Net Income (Loss) per Share

We compute net income (loss) per share of common stock using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share data)
Numerator:
Net income (loss)	$21.3	$(1.8)	$36.2	$5.3

Denominator:
Weighted average shares outstanding - basic	159.9	157.9	159.6	157.4
Effect of dilutive equity instruments	1.1	—	2.2	2.4
Weighted average shares outstanding - diluted	161.0	157.9	161.8	159.8

Net income (loss) per share - basic	$0.13	$(0.01)	$0.23	$0.03
Net income (loss) per share - diluted	$0.13	$(0.01)	$0.22	$0.03

The following potentially dilutive weighted average shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Stock options	2.7	4.1	2.8	3.0
Restricted stock units	1.5	2.8	0.1	1.3
Performance stock units	—	1.3	—	0.8

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of June 30, 2025 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principal amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income (loss) per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net income (loss) per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the three and six months ended June 30, 2025 was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

24 | Q2 2025 Form 10-Q

15. Share Repurchase Program

On July 31, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $500 million of our common stock.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total number of shares purchased	364,059	882,968
Average price paid per share (a)	$57.05	$57.99
Total cost of shares purchased	$20,770,844	$51,207,241
(a)
Average price paid includes costs associated with the repurchases.

25 | Q2 2025 Form 10-Q

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

26 | Q2 2025 Form 10-Q

Additionally, on July 4, 2025, U.S. Congress enacted the OBBBA, which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes are expected to impact our future cash tax remittances, resulting from changes to tax deductibility rules for domestic research and development costs.

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

Constant Currency Revenue

We present percentage change in revenue on a constant currency basis, a non-GAAP financial measure, to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations, which we believe is useful to management and investors. The average U.S. dollar to Canadian dollar, Australian dollar, and Great British pound foreign exchange rates were $1.38, $1.56, and $0.75 for the three months ended June 30, 2025, respectively, compared to $1.37, $1.52, and $0.79 for the three months ended June 30, 2024, respectively. The average U.S. dollar to Canadian dollar, Australian dollar, and Great British pound foreign exchange rates were $1.41, $1.58, and $0.77 for the six months ended June 30, 2025, respectively, compared to $1.36, $1.52, and $0.79 for the six months ended June 30, 2024, respectively.

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

27 | Q2 2025 Form 10-Q

Results of Operations

Three Months Ended June 30, 2025 Compared With Three Months Ended June 30, 2024

	Three Months Ended June 30,		Increase/(Decrease)		Percentage of Revenue
	2025	2024	Amount	%	2025	2024
	(In millions)
Revenue:
Recurring services	$393.1	$365.0	$28.1	7.7%	84.6%	86.2%
Professional services	71.6	58.3	13.3	22.8%	15.4%	13.8%
Total revenue	464.7	423.3	41.4	9.8%	100.0%	100.0%
Costs and expenses:
Costs of recurring services	92.7	89.3	3.4	3.8%	19.9%	21.1%
Costs of professional services	76.6	69.6	7.0	10.1%	16.5%	16.4%
Product development and management	57.3	58.3	(1.0)	(1.7)%	12.3%	13.8%
Selling and marketing	83.7	82.4	1.3	1.6%	18.0%	19.5%
General and administrative	58.9	59.0	(0.1)	(0.2)%	12.7%	13.9%
Depreciation and amortization	53.2	50.6	2.6	5.1%	11.4%	12.0%
Total cost and expenses	422.4	409.2	13.2	3.2%	90.9%	96.7%
Operating profit	42.3	14.1	28.2	200.0%	9.1%	3.3%
Interest income	(4.7)	(3.0)	(1.7)	(56.7)%	(1.0)%	(0.7)%
Interest expense	11.8	14.1	(2.3)	(16.3)%	2.5%	3.3%
Other (income) expense, net	(3.1)	3.0	(6.1)	(203.3)%	(0.7)%	0.7%
Income before income taxes	38.3	—	38.3	100.0%	8.2%	—
Income tax expense	17.0	1.8	15.2	844.4%	3.7%	0.4%
Net income (loss)	$21.3	$(1.8)	$23.1	1283.3%	4.6%	(0.4)%

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended June 30,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2025	2024	2025 vs. 2024		2025 vs. 2024
	(In millions)
Revenue:
Recurring services:
Dayforce recurring	$315.5	$277.7	13.6%	0.1%	13.5%
Powerpay recurring	19.9	19.9	(—)%	(1.0)%	1.0%
Other recurring	10.3	18.5	(44.3)%	(0.5)%	(43.8)%
Float	47.4	48.9	(3.1)%	(0.2)%	(2.9)%
Total recurring services	393.1	365.0	7.7%	(—)%	7.7%
Professional services	71.6	58.3	22.8%	(0.2)%	23.0%
Total revenue	$464.7	$423.3	9.8%	(—)%	9.8%

Total revenue, excluding float	$417.3	$374.4	11.5%	(—)%	11.5%
(a)
We have calculated the percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of percentage change in revenue on a constant currency basis.

28 | Q2 2025 Form 10-Q

Total revenue increased $41.4 million, or 9.8%, to $464.7 million for the three months ended June 30, 2025, compared to $423.3 million for the three months ended June 30, 2024. This increase was primarily attributable to the increase in the number of live Dayforce customers and the increase in Dayforce recurring revenue per customer. The number of live Dayforce customers increased 4.9% to 6,984 at June 30, 2025 from 6,657 at June 30, 2024. Additionally, for the trailing twelve months ended June 30, 2025, Dayforce recurring revenue per customer grew to $171,075 compared to $154,998 for the comparable period in 2024. Please refer to the "How We Assess Our Performance" and “Non-GAAP Financial Measures” section for discussion of and the definition of Dayforce recurring revenue per customer.

The increase in total revenue was partially offset by a decrease in float revenue, which was driven by a decrease in average yield of 40 basis points compared to the three months ended June 30, 2024. This was partially offset by a 7.2% increase in average float balance for our customer funds for the three months ended June 30, 2025, which increased to $5.08 billion, compared to $4.74 billion for the three months ended June 30, 2024.

Costs of recurring services. The increase of $3.4 million, or 3.8%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due to a $4.5 million increase in consulting and contract labor, partially offset by a decrease of $1.1 million in employee labor and benefits, share-based compensation, and incentives.

Costs of professional services. The increase of $7.0 million, or 10.1%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to a $7.2 million increase in consulting and contract labor incurred to implement new customers and additional modules.

Product development and management expense. The decrease of $1.0 million, or 1.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to a $3.5 million decrease in labor and benefit expenses, including decreases in severance, incentives, and employee labor and benefits. These decreases were partially offset by a $2.2 million increase in share-based compensation and consulting and contract labor.

For the three months ended June 30, 2025, and 2024, our investment in software development was $57.5 million and $55.5 million, respectively, consisting of $31.7 million and $32.3 million of research and development expense, and $25.8 million and $23.2 million in capitalized software development costs, respectively.

Selling and marketing expense. The increase of $1.3 million, or 1.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to increases in labor and benefit expenses, including increases in share-based compensation, commissions, and employee labor and benefits, partially offset by decreases in consulting and contract labor and severance.

General and administrative expense. The decrease of $0.1 million, or 0.2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to a $3.7 million decrease in labor and benefit expenses, including consulting and contract labor and severance, and a $2.3 million decrease in bad debt expense. These decreases were partially offset by a $4.5 million increase in share-based compensation.

Depreciation and amortization expense. The increase of $2.6 million, or 5.1%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily driven by our continued capitalization and subsequent amortization of Dayforce related and other development costs.

Operating profit. For the three months ended June 30, 2025, operating profit was $42.3 million, compared to $14.1 million for the three months ended June 30, 2024. Operating profit increased as a result of the higher revenue, which was partially offset by increased labor and benefits expenses, primarily consulting and contract labor and share-based compensation.

Interest income. The increase of $1.7 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to higher invested balances, partially offset by lower interest rates during the period.

Interest expense. The decrease of $2.3 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to lower applicable reference rates on our Term Debt, which resulted from the debt refinancing completed in February 2025.

Other (income) expense, net. We realized other income, net of $3.1 million for the three months ended June 30, 2025 and we incurred other expense, net of $3.0 million for the three months ended June 30, 2024. The change was primarily due to foreign currency translation gain of $8.2 million for the three months ended June 30, 2025 compared to foreign currency

29 | Q2 2025 Form 10-Q

translation loss of $0.4 million for the three months ended June 30, 2024, partially offset by an increase in net periodic pension expense of $2.1 million.

Income tax expense. The increase of $15.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to increases of $8.0 million related to current operations, $2.5 million of non-deductible items, $2.4 million of state income taxes, and $2.2 million of tax credits.

Net income (loss). We realized net income of $21.3 million for the three months ended June 30, 2025, compared to net loss of $1.8 million for the three months ended June 30, 2024. The change was primarily due to an increase in revenue, partially offset by increases in total costs and expenses.

Six Months Ended June 30, 2025 Compared With Six Months Ended June 30, 2024

	Six Months Ended June 30,		Increase/(Decrease)		Percentage of Revenue
	2025	2024	Amount	%	2025	2024
	(In millions)
Revenue:
Recurring services	$803.6	$747.7	$55.9	7.5%	84.9%	87.5%
Professional services	142.9	107.1	35.8	33.4%	15.1%	12.5%
Total revenue	946.5	854.8	91.7	10.7%	100.0%	100.0%
Costs and expenses:
Costs of recurring services	191.1	177.7	13.4	7.5%	20.2%	20.8%
Costs of professional services	157.9	135.7	22.2	16.4%	16.7%	15.9%
Product development and management	116.6	111.4	5.2	4.7%	12.3%	13.0%
Selling and marketing	170.5	160.8	9.7	6.0%	18.0%	18.8%
General and administrative	130.0	115.0	15.0	13.0%	13.7%	13.5%
Depreciation and amortization	107.1	99.4	7.7	7.7%	11.3%	11.6%
Total cost and expenses	873.2	800.0	73.2	9.2%	92.3%	93.6%
Operating profit	73.3	54.8	18.5	33.8%	7.7%	6.4%
Interest income	(9.6)	(8.5)	(1.1)	(12.9)%	(1.0)%	(1.0)%
Interest expense	24.6	32.9	(8.3)	(25.2)%	2.6%	3.8%
Other expense, net	0.9	12.0	(11.1)	(92.5)%	0.1%	1.4%
Income before income taxes	57.4	18.4	39.0	212.0%	6.1%	2.2%
Income tax expense	21.2	13.1	8.1	61.8%	2.2%	1.5%
Net income	$36.2	$5.3	$30.9	583.0%	3.8%	0.6%

30 | Q2 2025 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Six Months Ended June 30,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2025	2024	2025 vs. 2024		2025 vs. 2024
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring	$638.6	$560.1	14.0%	(0.7)%	14.7%
Powerpay recurring	38.9	40.4	(3.7)%	(3.7)%	(—)%
Other recurring	23.4	37.6	(37.8)%	(3.0)%	(34.8)%
Float	102.7	109.6	(6.3)%	(0.8)%	(5.5)%
Total recurring revenue	803.6	747.7	7.5%	(0.9)%	8.4%
Professional services	142.9	107.1	33.4%	(1.8)%	35.2%
Total revenue	$946.5	$854.8	10.7%	(1.0)%	11.7%

Total revenue, excluding float	$843.8	$745.2	13.2%	(1.1)%	14.3%
a)
We have calculated the percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of percentage change in revenue on a constant currency basis.

Total revenue increased $91.7 million, or 10.7%, to $946.5 million for the six months ended June 30, 2025, compared to $854.8 million for the six months ended June 30, 2024. This increase was primarily attributable to the increase in live Dayforce customers, and the increase in Dayforce recurring revenue per customer. The number of live Dayforce customers increased 4.9% to 6,984 at June 30, 2025 from 6,657 at June 30, 2024. Additionally, for the trailing twelve months ended June 30, 2025, Dayforce recurring revenue per customer grew to $171,075 compared to $154,998 for the comparable period in 2024. Please refer to the "How We Assess Performance" and “Non-GAAP Financial Measures” section for discussion of and the definition of Dayforce recurring revenue per customer.

The increase in revenue was partially offset by a decrease in float revenue. The decrease in float revenue was driven by a decrease in average yield of 47 basis points compared to the six months ended June 30, 2024, partially offset by a 5.6% increase in average float balance for our customer funds for the six months ended June 30, 2025, which increased to $5.47 billion, compared to $5.18 billion for the six months ended June 30, 2024.

Costs of recurring services. The increase of $13.4 million, or 7.5%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due to a $10.0 million increase in labor and employee benefit expense, including increases in consulting and contract labor and severance as well as a $3.5 million increase of certain costs related to product partnerships.

Costs of professional services. The increase of $22.2 million, or 16.4%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to a $22.5 million increase in labor and benefit expenses, including increases in consulting and contract labor, severance, employee labor and benefits, and share-based compensation.

Product development and management expense. The increase of $5.2 million, or 4.7%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to a $5.7 million increase in labor and benefit expenses, including increases in share-based compensation, severance, and consulting and contract labor.

For the six months ended June 30, 2025, and 2024, our investment in software development was $113.3 million and $105.9 million, respectively, consisting of $65.1 million and $60.7 million of research and development expense, and $48.2 million and $45.2 million in capitalized software development costs, respectively.

31 | Q2 2025 Form 10-Q

Selling and marketing expense. The increase of $9.7 million, or 6.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to a $13.3 million increase in labor and benefit expenses, including increases in share-based compensation, severance, commissions, employee labor and benefits, and incentives. These increases were partially offset by a reduction of $3.3 million in consulting and contract labor expenses.

General and administrative expense. The increase of $15.0 million, or 13.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to an $18.1 million increase in labor and benefit expenses, including increases in share-based compensation, employee labor and benefits, severance, and incentives. These increases were partially offset by a reduction of $4.6 million in consulting and contract labor expenses.

Depreciation and amortization expense. The increase of $7.7 million, or 7.7%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily driven by our continued capitalization and subsequent amortization of Dayforce related and other development costs.

Operating profit. For the six months ended June 30, 2025, operating profit was $73.3 million, compared to $54.8 million for the six months ended June 30, 2024. Operating profit increased as a result of the higher revenue, which was partially offset by increased labor and benefits expenses, primarily consulting and contract labor, severance, and share-based compensation related.

Interest income. The increase of $1.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to higher invested balances during the period.

Interest expense. The decrease of $8.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to a $4.3 million loss on debt extinguishment recognized during the six months ended June 30, 2024 related to the refinancing of certain credit agreements and due to lower applicable reference rates on our Term Debt, which resulted from the debt refinancing completed in February 2025. Please refer to Part I, Item 1. Note 7, "Debt" for additional information.

Other expense, net. We realized other expense, net of $0.9 million for the six months ended June 30, 2025 and we incurred other expense, net of $12.0 million for the six months ended June 30, 2024. The change was primarily due to foreign currency translation gains of $10.1 million for the six months ended June 30, 2025, compared to foreign currency translation loss of $6.3 million for the six months ended June 30, 2024, partially offset by an increase in net periodic pension expense of $4.6 million.

Income tax expense. The increase of $8.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to increases of $8.2 million related to current operations.

Net income. We realized net income of $36.2 million for the six months ended June 30, 2025, compared to $5.3 million for the six months ended June 30, 2024. The change was primarily due to an increase in revenue, lower other expense, net, and lower interest expense, partially offset by increases in total costs and expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our Revolving Credit Facility and the Receivables Securitization Program, and proceeds from debt issuances and equity offerings. As of June 30, 2025, we had cash and equivalents of $625.2 million and our total debt was $1,224.6 million.

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

32 | Q2 2025 Form 10-Q

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

Cash Flows

The table below summarizes the activity within the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net cash provided by operating activities	$162.3	$108.3
Net cash used in investing activities	(180.3)	(383.5)
Net cash (used in) provided by financing activities	(919.5)	7.7
Effect of exchange rate changes on cash, restricted cash, and equivalents	24.9	(21.7)
Net decrease in cash, restricted cash, and equivalents	(912.6)	(289.2)
Cash, restricted cash, and equivalents at beginning of period	3,253.9	3,421.4
Cash, restricted cash, and equivalents at end of period	2,341.3	3,132.2

Cash and equivalents	625.2	465.4
Restricted cash and equivalents	1,716.1	2,666.8
Total cash, restricted cash, and equivalents	$2,341.3	$3,132.2

Operating Activities

Net cash provided by operating activities was $162.3 million for the six months ended June 30, 2025 compared to $108.3 million for the six months ended June 30, 2024. For both periods, cash inflows from operating activities are primarily generated from the subscriptions of our solutions. Cash outflows from operating activities for both periods are primarily comprised of personnel-related expenditures, including the payout of year-end employee compensation, and the renewals of prepaid annual contracts that are integral to our business operations. The positive cash inflows in both periods is primarily due to our growing revenue, partially offset by our operating costs, mainly, investment in our sales force to support our growth initiatives and those product development and management costs which are not eligible for capitalization.

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $180.3 million, consisting of purchases of customer funds marketable securities of $363.2 million, capital expenditures of $55.7 million, and purchases of marketable securities of $3.7 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $230.8 million and proceeds from the sale and maturity of marketable securities of $11.5 million. Our capital expenditures included $47.8 million for software and technology and $7.9 million for property, plant, and equipment.

33 | Q2 2025 Form 10-Q

During the six months ended June 30, 2024, net cash used in investing activities was $383.5 million, consisting of purchases of customer funds marketable securities of $322.9 million, acquisition costs, net of cash acquired, of $173.1 million, capital expenditures of $54.4 million, and purchases of marketable securities of $4.0 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $167.9 million and proceeds from the sale and maturity of marketable securities of $3.0 million. Our capital expenditures included $47.7 million for software and technology and $6.7 million for property, plant, and equipment.

Financing Activities

Net cash used in financing activities was $919.5 million during the six months ended June 30, 2025. This cash outflow is primarily attributable to a decrease in net customer fund obligations of $854.2 million, repurchases of common stock of $50.9 million, taxes paid related to the net share settlement of equity awards of $18.5 million, payments on our long-term debt obligations of $3.6 million, and payment of debt refinancing costs of $1.2 million, partially offset by proceeds from issuance of common stock under our share-based compensation plans of $8.9 million.

Net cash provided by financing activities was $7.7 million during the six months ended June 30, 2024. This cash inflow is primarily attributable to an increase in proceeds from our debt issuance of $650.0 million and proceeds from issuance of common stock under our share-based compensation plans of $27.4 million, partially offset by payments on our long-term debt obligations of $644.7 million, payment of debt refinancing costs of $11.4 million, taxes paid related to the net share settlement of awards under our share-based compensation plans of $10.6 million, and a decrease in net customer fund obligations of $3.0 million.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2025, our remaining performance obligations were approximately $1.43 billion. Please refer to Part 1, Item 1, Note 10, “Revenue and Revenue-Related Activities” for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Contractual Obligations

During the six months ended June 30, 2025, there were no significant changes to our contractual obligations as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contractual Obligations" contained in our 2024 Form 10-K.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies and estimates as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" contained in our 2024 Form 10-K.

34 | Q2 2025 Form 10-Q

Non-GAAP Financial Measures

We use certain non-GAAP financial measures in this document including:

Non-GAAP Financial Measure	GAAP Financial Measure
EBITDA	Net income (loss)
Adjusted EBITDA	Net income (loss)
Adjusted EBITDA margin	Net profit margin
Adjusted operating profit	Operating profit
Adjusted operating profit margin	Operating profit margin
Adjusted net income	Net income (loss)
Adjusted net profit margin	Net profit margin
Adjusted diluted net income per share	Diluted net income (loss) per share
Free cash flow	Net cash provided by operating activities
Free cash flow margin	Net cash provided by operating activities margin
Percentage change in revenue, including total revenue and revenue by solution, on a constant currency basis	Percentage change in revenue, including total revenue and revenue by solution
Dayforce recurring revenue per customer	No directly comparable GAAP measure

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

35 | Q2 2025 Form 10-Q

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
•
Dayforce recurring revenue per customer is an indicator of the average size of Dayforce recurring revenue customers. To calculate Dayforce recurring revenue per customer, we start with Dayforce recurring revenue on a constant currency basis by applying the same exchange rate to all comparable periods for the trailing twelve months and excludes float revenue, and Ascender, ADAM HCM, and eloomi revenue. This amount is divided by the number of live Dayforce customers at the end of the trailing twelve month period, excluding Ascender, ADAM HCM, and eloomi. We have not reconciled Dayforce recurring revenue per customer to a GAAP financial measure because there is no directly comparable GAAP financial measure.

The following tables reconcile our reported results to our non-GAAP financial measures:

	Three Months Ended June 30, 2025
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Operating profit	$42.3	9.1%	$48.4	$31.1	$3.1	$124.9	26.9%

Net income	$21.3	4.6%	$48.4	$31.1	$(2.6)	$98.2	21.1%
Interest expense, net	7.1		—	—	—	7.1
Income tax expense (c)	17.0		—	—	(2.8)	19.8
Depreciation and amortization	53.2		—	31.1	—	22.1
EBITDA	$98.6		$48.4	$—	$0.2	$147.2	31.7%

Net income per share - diluted	$0.13		$0.30	$0.19	$(0.02)	$0.61

36 | Q2 2025 Form 10-Q

	Three Months Ended June 30, 2024
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Operating profit	$14.1	3.3%	$40.8	$29.5	$10.5	$94.9	22.4%

Net (loss) income	$(1.8)	(0.4)%	$40.8	$29.5	$7.7	$76.2	18.0%
Interest expense, net	11.1		—	—	—	11.1
Income tax expense (c)	1.8		—	—	(6.1)	7.9
Depreciation and amortization	50.6		—	29.5	—	21.1
EBITDA	$61.7		$40.8	$—	$13.8	$116.3	27.5%

Net (loss) income per share - diluted (d)	$(0.01)		$0.26	$0.18	$0.05	$0.48

(a)
Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net (loss) income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items. For the three months ended June 30, 2025, the adjustments to operating profit consist of $3.1 million of restructuring expenses and the adjustments to net income also include $5.2 million of costs associated with the planned termination of our frozen U.S. pension plan, $8.1 million of foreign exchange gain, and a $2.8 million net adjustment for the effect of income taxes related to these items. For the three months ended June 30, 2024, the adjustments to operating profit consist of $10.5 million of restructuring expenses and the adjustments to net income also include $3.3 million of costs associated with the planned termination of our frozen U.S. pension plan, and a $6.1 million net adjustment for the effect of income taxes related to these items. Please refer above for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
Adjusted diluted net income per share is calculated based upon 159.5 million weighted average shares of common stock.

	Six Months Ended June 30, 2025
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Operating profit	$73.3	7.7%	$94.4	$59.8	$29.7	$257.2	27.2%

Net income	$36.2	3.8%	$94.4	$59.8	$1.7	$192.1	20.3%
Interest expense, net	15.0		—	—	—	15.0
Income tax expense (c)	21.2		—	—	(28.3)	49.5
Depreciation and amortization	107.1		—	59.8	—	47.3
EBITDA	$179.5		$94.4	$—	$30.0	$303.9	32.1%

Net income per share - diluted	$0.22		$0.58	$0.37	$0.01	$1.19

37 | Q2 2025 Form 10-Q

	Six Months Ended June 30, 2024
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Operating profit	$54.8	6.4%	$78.8	$57.9	$12.5	$204.0	23.9%

Net income	$5.3	0.6%	$78.8	$57.9	$2.2	$144.2	16.9%
Interest expense, net	24.4		—	—	—	24.4
Income tax expense (c)	13.1		—	—	(23.0)	36.1
Depreciation and amortization	99.4		—	57.9	—	41.5
EBITDA	$142.2		$78.8	$—	$25.2	$246.2	28.8%

Net income per share - diluted	$0.03		$0.49	$0.36	$0.01	$0.90

(a)
Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items. For the six months ended June 30, 2025, the adjustments to operating profit consist of $29.7 million of restructuring expenses and the adjustments to net income also include $10.5 million of costs associated with the planned termination of our frozen U.S. pension plan, $10.2 million of foreign exchange gain, and a $28.3 million net adjustment for the effect of income taxes related to these items. For the six months ended June 30, 2024, the adjustments to operating profit consist of $12.5 million of restructuring expenses and the adjustments to net income also include $6.5 million of costs associated with the planned termination of our frozen U.S. pension plan, $6.2 million of foreign exchange loss, and a $23.0 million net adjustment for the effect of income taxes related to these items. Please refer above for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.

The following table reconciles net cash provided by operating activities and net cash provided by operating activities margin to the non-GAAP financial measures free cash flow and free cash flow margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net cash provided by operating activities	$112.7	$99.2	$162.3	$108.3
Capital expenditures	(25.6)	(26.5)	(55.7)	(54.4)
Free cash flow	$87.1	$72.7	$106.6	$53.9

Net cash provided by operating activities margin (a)	24.3%	23.4%	17.1%	12.7%
Free cash flow margin	18.7%	17.2%	11.3%	6.3%

(a)
Net cash provided by operating activities margin is determined by calculating the percentage that net cash provided by operating activities is of total revenue.

38 | Q2 2025 Form 10-Q

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

We pay floating rates of interest on our Term Debt and Revolving Credit Facility. The interest paid on these borrowings will fluctuate up or down in relation to changes in market interest rates. A 100 basis point decrease in the applicable reference rates would result in approximately $6 million decrease in our interest expense over the ensuing twelve month period. Please refer to Part I, Item 1. Note 7, "Debt" for additional information. In addition, certain fees related to our Receivables Securitization Program fluctuate based on changes in market interest rates.

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

39 | Q2 2025 Form 10-Q

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

Based on that evaluation our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

40 | Q2 2025 Form 10-Q

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below presents information with respect to Dayforce common stock purchases made during the three months ended June 30, 2025 by Dayforce or any "affiliated purchaser" of Dayforce, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(In millions)
April 1 - 30, 2025	129,486	$55.11	129,486	$426.3
May 1 - 31, 2025	121,673	58.30	121,673	419.2
June 1 - 30, 2025	112,900	57.94	112,900	412.7
Total	364,059	$57.05	364,059	$412.7
(a)
On July 31, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $500 million of our common stock. The share repurchase program has no expiration date.
(b)
Average price paid includes costs associated with the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

41 | Q2 2025 Form 10-Q

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

42 | Q2 2025 Form 10-Q

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2025).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on October 30, 2024).

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

4.3	Form of 0.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021).

10.1*^	Form of Indemnification and Advancement Agreement.

10.2*^	Dayforce, Inc. Third Amended and Restated Director Compensation Program.

10.3*^	Dayforce, Inc. Amended and Restated Non-Employee Director Deferral Program.

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH^	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

43 | Q2 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYFORCE, INC.

Date: August 6, 2025	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Jeremy R. Johnson
		Name:	Jeremy R. Johnson
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

44 | Q2 2025 Form 10-Q