Form 10-Q
period 2025-09-30
Dayforce, Inc.
filed 2025-10-29
CIK 1725057

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly reporting period ended September 30, 2025

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

As of October 22, 2025, there were 160,034,963 shares of common stock, par value of $0.01 per share, outstanding.

Dayforce, Inc.

2 | Q3 2025 Form 10-Q

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Consequently, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions. In particular:

•
the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the Thoma Bravo Transaction (as defined below) that could delay the consummation of the Thoma Bravo Transaction or cause the parties to abandon the Thoma Bravo Transaction;
•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined below) entered into in connection with the Thoma Bravo Transaction;
•
the possibility that our stockholders may not approve the Thoma Bravo Transaction;
•
the risk that the parties to the Merger Agreement may not be able to satisfy the conditions to the Thoma Bravo Transaction in a timely manner or at all;
•
risks related to disruption of management time from ongoing business operations due to the Thoma Bravo Transaction;
•
the risk that any announcements relating to the Thoma Bravo Transaction could have adverse effects on the market price of our common stock;
•
the risk of any unexpected costs or expenses resulting from the Thoma Bravo Transaction;
•
the risk of any litigation relating to the Thoma Bravo Transaction;
•
the risk that the Thoma Bravo Transaction and its announcement could have an adverse effect on our ability to retain and hire key personnel and to maintain relationships with customers, vendors, partners, employees, stockholders and other business relationships and on our operating results and business generally;
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

3 | Q3 2025 Form 10-Q

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
•
adverse economic and market conditions, including, among other things, the potential effects of recessionary environments on customer employment levels, changes in interest rates affecting float revenue, uncertainties related to the adoption and impact of Artificial Intelligence, and our ability to sustain growth in a highly competitive industry;
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

4 | Q3 2025 Form 10-Q

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

5 | Q3 2025 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dayforce, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
(In millions, except per share data)
Assets
Current assets:
Cash and equivalents	$627.6	$579.7
Trade and other receivables, net	325.1	264.8
Prepaid expenses and other current assets	145.0	137.5
Total current assets before customer funds	1,097.7	982.0
Customer funds	4,433.8	5,001.5
Total current assets	5,531.5	5,983.5
Right of use lease assets, net	10.9	12.3
Property, plant, and equipment, net	232.6	223.7
Goodwill	2,384.9	2,336.7
Other intangible assets, net	129.6	189.2
Deferred sales commissions	262.4	231.8
Other assets	124.3	139.8
Total assets	$8,676.2	$9,117.0

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$582.3	$7.3
Current portion of long-term lease liabilities	5.6	5.7
Accounts payable	88.9	77.0
Deferred revenue	39.1	42.3
Employee compensation and benefits	111.7	126.8
Other accrued expenses	61.1	31.5
Total current liabilities before customer funds obligations	888.7	290.6
Customer funds obligations	4,413.3	5,024.2
Total current liabilities	5,302.0	5,314.8
Long-term debt, less current portion	631.1	1,209.1
Employee benefit plans	4.8	5.9
Long-term lease liabilities, less current portion	7.9	10.8
Other liabilities	35.7	30.1
Total liabilities	5,981.5	6,570.7
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par, 500.0 shares authorized, 160.0 and 159.0 shares issued and outstanding, respectively	1.6	1.6
Additional paid in capital	3,490.3	3,363.2
Accumulated deficit	(556.3)	(335.8)
Accumulated other comprehensive loss	(240.9)	(482.7)
Total stockholders’ equity	2,694.7	2,546.3
Total liabilities and stockholders' equity	$8,676.2	$9,117.0

See accompanying notes to condensed consolidated financial statements.

6 | Q3 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In millions, except per share data)
Revenue:
Recurring services	$403.1	$375.9	$1,206.7	$1,123.6
Professional services	78.5	64.1	221.4	171.2
Total revenue	481.6	440.0	1,428.1	1,294.8
Costs and expenses:
Costs of recurring services	95.6	87.4	286.7	265.1
Costs of professional services	83.9	75.1	241.8	210.8
Product development and management	59.3	55.4	175.9	166.8
Selling and marketing	86.8	85.8	257.3	246.6
General and administrative	81.2	63.4	211.2	178.4
Depreciation and amortization	44.3	52.1	151.4	151.5
Total costs and expenses	451.1	419.2	1,324.3	1,219.2
Operating profit	30.5	20.8	103.8	75.6
Interest expense, net	6.7	8.8	21.7	33.2
Other expense (income), net	176.7	(6.3)	177.6	5.7
(Loss) income before income taxes	(152.9)	18.3	(95.5)	36.7
Income tax expense	43.9	16.3	65.1	29.4
Net (loss) income	$(196.8)	$2.0	$(160.6)	$7.3
Net (loss) income per share:
Basic	$(1.23)	$0.01	$(1.01)	$0.05
Diluted	$(1.23)	$0.01	$(1.01)	$0.05
Weighted average shares outstanding:
Basic	159.8	158.1	159.7	157.6
Diluted	159.8	159.7	159.7	159.9

See accompanying notes to condensed consolidated financial statements.

7 | Q3 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In millions)
Net (loss) income	$(196.8)	$2.0	$(160.6)	$7.3
Items of other comprehensive income before income taxes:
Change in foreign currency translation adjustment	(7.9)	18.1	57.5	(9.4)
Change in unrealized loss from invested customer funds	11.1	58.6	43.5	58.3
Change in pension liability adjustment	191.2	2.8	200.9	8.8
Other comprehensive income before income taxes	194.4	79.5	301.9	57.7
Income tax expense, net	49.2	16.1	60.1	17.6
Other comprehensive income after income taxes	145.2	63.4	241.8	40.1
Comprehensive (loss) income	$(51.6)	$65.4	$81.2	$47.4

See accompanying notes to condensed consolidated financial statements.

8 | Q3 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2024	159.0	$1.6	$3,363.2	$(335.8)	$(482.7)	$2,546.3
Net income	—	—	—	14.9	—	14.9
Issuance of common stock under share-based compensation plans	1.5	—	4.4	—	—	4.4
Taxes paid related to the net share settlement of equity awards	—	—	(17.1)	—	—	(17.1)
Repurchases of common stock	(0.5)	—	—	(30.4)	—	(30.4)
Share-based compensation	—	—	40.9	—	—	40.9
Foreign currency translation	—	—	—	—	10.7	10.7
Change in unrealized loss, net of tax of $6.4	—	—	—	—	18.5	18.5
Change in pension liability adjustment, net of tax of $1.3	—	—	—	—	3.9	3.9
Balance as of March 31, 2025	160.0	$1.6	$3,391.4	$(351.3)	$(449.6)	$2,592.1
Net income	—	—	—	21.3	—	21.3
Issuance of common stock under share-based compensation plans	0.2	—	4.5	—	—	4.5
Taxes paid related to the net share settlement of equity awards	—	—	(1.4)	—	—	(1.4)
Repurchases of common stock	(0.4)	—	—	(20.8)	—	(20.8)
Share-based compensation	—	—	43.1	—	—	43.1
Foreign currency translation	—	—	—	—	54.7	54.7
Change in unrealized loss, net of tax of $2.0	—	—	—	—	5.5	5.5
Change in pension liability adjustment, net of tax of $1.2	—	—	—	—	3.3	3.3
Balance as of June 30, 2025	159.8	$1.6	$3,437.6	$(350.8)	$(386.1)	$2,702.3
Net loss	—	—	—	(196.8)	—	(196.8)
Issuance of common stock under share-based compensation plans	0.4	—	13.6	—	—	13.6
Taxes paid related to the net share settlement of equity awards	—	—	(0.5)	—	—	(0.5)
Repurchases of common stock	(0.2)	—	—	(8.7)	—	(8.7)
Share-based compensation	—	—	39.6	—	—	39.6
Foreign currency translation	—	—	—	—	(7.9)	(7.9)
Change in unrealized loss, net of tax of $2.9	—	—	—	—	8.2	8.2
Change in pension liability adjustment, net of tax of $46.3	—	—	—	—	144.9	144.9
Balance as of September 30, 2025	160.0	$1.6	$3,490.3	$(556.3)	$(240.9)	$2,694.7

9 | Q3 2025 Form 10-Q

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	$	Capital	Deficit	Loss	Equity
(In millions)
Balance as of December 31, 2023	156.3	$1.6	$3,151.1	$(317.8)	$(436.7)	$2,398.2
Net income	—	—	—	7.1	—	7.1
Issuance of common stock under share-based compensation plans	1.6	—	21.7	—	—	21.7
Taxes paid related to the net share settlement of equity awards	—	—	(6.4)	—	—	(6.4)
Share-based compensation	—	—	38.0	—	—	38.0
Foreign currency translation	—	—	—	—	(22.7)	(22.7)
Change in unrealized loss, net of tax of ($1.9)	—	—	—	—	(5.5)	(5.5)
Change in pension liability adjustment, net of tax of $0.8	—	—	—	—	2.4	2.4
Balance as of March 31, 2024	157.9	$1.6	$3,204.4	$(310.7)	$(462.5)	$2,432.8
Net loss	—	—	—	(1.8)	—	(1.8)
Issuance of common stock under share-based compensation plans	1.9	—	5.7	—	—	5.7
Taxes paid related to the net share settlement of equity awards	—	—	(4.2)	—	—	(4.2)
Share-based compensation	—	—	40.8	—	—	40.8
Foreign currency translation	—	—	—	—	(4.8)	(4.8)
Change in unrealized loss, net of tax of $1.9	—	—	—	—	5.2	5.2
Change in pension liability adjustment, net of tax of $0.7	—	—	—	—	2.1	2.1
Balance as of June 30, 2024	159.8	$1.6	$3,246.7	$(312.5)	$(460.0)	$2,475.8
Net income	—	—	—	2.0	—	2.0
Issuance of common stock under share-based compensation plans	(1.5)	—	5.3	—	—	5.3
Taxes paid related to the net share settlement of equity awards	—	—	(0.1)	—	—	(0.1)
Repurchases of common stock	(0.5)	—	—	(30.0)	—	(30.0)
Share-based compensation	—	—	39.6	—	—	39.6
Foreign currency translation	—	—	—	—	18.1	18.1
Change in unrealized loss, net of tax of $15.4	—	—	—	—	43.2	43.2
Change in pension liability adjustment, net of tax of $0.7	—	—	—	—	2.1	2.1
Balance as of September 30, 2024	157.8	$1.6	$3,291.5	$(340.5)	$(396.6)	$2,556.0

See accompanying notes to condensed consolidated financial statements.

10 | Q3 2025 Form 10-Q

Dayforce, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
(In millions)
Cash flows from operating activities
Net (loss) income	$(160.6)	$7.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit	(32.2)	(27.5)
Depreciation and amortization	151.4	151.5
Amortization of debt issuance costs and debt discount	3.4	3.2
Loss on debt extinguishment	—	4.3
Provision for doubtful accounts	8.5	4.7
Net periodic pension and postretirement cost	186.7	7.6
Share-based compensation expense	139.1	118.4
Change in fair value of contingent consideration	—	9.0
Other	(0.2)	(1.2)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Trade and other receivables	(72.2)	(26.2)
Prepaid expenses and other current assets	(17.1)	(4.5)
Deferred sales commissions	(27.0)	(22.9)
Accounts payable and other accrued expenses	9.1	5.9
Deferred revenue	(5.0)	(6.5)
Employee compensation and benefits	(19.3)	(16.1)
Accrued taxes	44.6	22.5
Payment of contingent consideration	—	(20.9)
Other assets and liabilities	(15.7)	(8.5)
Net cash provided by operating activities	193.5	200.1

Cash flows from investing activities
Purchases of customer funds marketable securities	(555.8)	(483.2)
Proceeds from sale and maturity of customer funds marketable securities	342.8	283.4
Purchases of marketable securities	(3.7)	(10.0)
Proceeds from sale and maturity of marketable securities	11.5	7.6
Expenditures for property, plant, and equipment	(9.9)	(8.7)
Expenditures for software and technology	(72.0)	(74.1)
Acquisition costs, net of cash acquired	(5.5)	(173.1)
Net cash used in investing activities	(292.6)	(458.1)

Cash flows from financing activities
Decrease in customer funds obligations, net	(659.6)	(1,049.9)
Proceeds from issuance of common stock under share-based compensation plans	22.5	32.7
Taxes paid related to the net share settlement of awards under share-based compensation plans	(19.0)	(10.7)
Repurchases of common stock	(59.9)	(28.8)
Proceeds from debt issuance	—	650.0
Repayment of long-term debt obligations	(5.5)	(646.5)
Payment of debt refinancing costs	(1.2)	(11.4)
Payment of contingent consideration	—	(3.0)
Net cash used in financing activities	(722.7)	(1,067.6)

Effect of exchange rate changes on cash, restricted cash, and equivalents	12.6	(18.2)
Net decrease in cash, restricted cash, and equivalents	(809.2)	(1,343.8)
Cash, restricted cash, and equivalents at beginning of period	3,253.9	3,421.4
Cash, restricted cash, and equivalents at end of period	$2,444.7	$2,077.6

Reconciliation of cash, restricted cash, and equivalents to the condensed consolidated balance sheets
Cash and equivalents	$627.6	$494.1
Restricted cash and equivalents included in customer funds	1,817.1	1,583.5
Total cash, restricted cash, and equivalents	$2,444.7	$2,077.6

See accompanying notes to condensed consolidated financial statements.
11 | Q3 2025 Form 10-Q

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

Pending Transaction with Thoma Bravo

On August 20, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which, on the terms and subject to the conditions thereof, certain affiliates of Thoma Bravo, L.P. (“Thoma Bravo”) will acquire Dayforce for $70.00 in cash per share of Dayforce common stock for a total enterprise value of approximately $12.3 billion, and Dayforce will become a privately-held company. We expect to complete the transaction, which we refer to herein as the “Thoma Bravo Transaction,” in late 2025 or early 2026, subject to fulfillment of customary closing conditions, including approval of Dayforce stockholders and receipt of required regulatory approvals.

At the effective time (the “Effective Time”) of the Thoma Bravo Transaction, each issued and outstanding share of Dayforce common stock, par value $0.01 per share, as of immediately prior to the Effective Time (other than certain excluded shares) will be converted into the right to receive $70.00 in cash, without interest (the “Merger Consideration”). Also at the Effective Time, (1) each vested Dayforce stock option with an exercise price less than the Merger Consideration will be converted into the right to receive a cash payment based on the Merger Consideration and the applicable exercise price, (2) each vested Dayforce restricted stock unit (“RSU”), each Dayforce RSU held by a non-employee director (whether or not vested) and vested Dayforce performance-based restricted stock unit (“PSU”) will be converted into the right to receive a cash payment based on the Merger Consideration, and (3) each other unvested Dayforce RSU and unvested Dayforce PSU will be converted into an award representing the right to receive a cash payment based on the Merger Consideration (or for holders who are residents of Canada, or other non-U.S. jurisdictions and who are otherwise jointly designated by the Company and Dawn Bidco, LLC (“Parent”), where the conversion to a cash award would result in adverse tax consequences on such holders, a right to receive shares of non-voting preferred stock in a direct or indirect sole equity-holder of Parent with a fixed value per share equal to the merger consideration), which award will be subject to the same terms and conditions that applied to the corresponding Dayforce awards immediately prior to the Effective Time (except that any performance conditions will be deemed achieved at 100% of target performance levels and subject to other specified exceptions). Each unvested Dayforce stock option, and each Dayforce stock option with an exercise price equal to or greater than the Merger Consideration, will be cancelled without consideration.

In connection with the Thoma Bravo Transaction, we incurred non-recurring acquisition and transaction fees of $22.2 million for the three and nine months ended September 30, 2025, which are included in general and administrative in the condensed consolidated statements of operations. These costs primarily included legal and advisory fees, and other acquisition-related costs.

Additional information on the Thoma Bravo Transaction is set forth in this Form 10-Q in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors.”

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

12 | Q3 2025 Form 10-Q

In the opinion of management, the unaudited condensed consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments, except as set forth in these notes to the condensed consolidated financial statements) necessary to present fairly in all material respects the financial position, results of operations, comprehensive (loss) income, and cash flows from all periods presented. Interim results are not necessarily indicative of results for a full year.

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

The following table sets forth our segment information of revenue, expenses, and operating profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenue	$481.6	$440.0	$1,428.1	$1,294.8
Labor and benefits	178.4	181.4	536.2	534.7
Other expenses	272.7	237.8	788.1	684.5
Operating profit	$30.5	$20.8	$103.8	$75.6

13 | Q3 2025 Form 10-Q

Other Expense (Income), Net

Our other expense (income), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net periodic pension and postretirement costs	$177.1	$2.5	$186.7	$7.6
Other income	(0.4)	(8.8)	(9.1)	(1.9)
Other expense (income), net	$176.7	$(6.3)	$177.6	$5.7

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

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(In millions)
Cost of revenue	$20.8	$58.6
Selling and marketing	0.6	1.9
General and administrative	30.7	91.0
Total depreciation and amortization	$52.1	$151.5

Efficiency Plan

On February 26, 2025, we announced an efficiency plan which included a reduction of approximately 5% of our workforce. The headcount reduction was substantially completed by March 31, 2025. In connection with this plan, we incurred non-recurring restructuring charges in the nine months ended September 30, 2025 of approximately $31.9 million, including severance payments, employee benefits and related costs, and non-cash charges for share-based compensation. No charges were incurred during the three months ended September 30, 2025. These charges were recorded in all line items in costs and expenses in the condensed consolidated statements of operations, excluding depreciation and amortization. For the nine months ended September 30, 2025, there were $29.1 million of restructuring charges paid or otherwise settled. As of September 30, 2025, the liability associated with this plan was $2.8 million.

3. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2025
	Level 1	Level 2		Level 3	Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,616.7	(a)	$—	$2,616.7
Total assets measured at fair value	$—	$2,616.7		$—	$2,616.7

	December 31, 2024
	Level 1	Level 2		Level 3	Total
	(In millions)
Assets
Available for sale customer funds assets	$—	$2,327.3	(a)	$—	$2,327.3
Total assets measured at fair value	$—	$2,327.3		$—	$2,327.3

(a)
Fair value is based on inputs that are observable for the asset or liability, other than quoted prices.

14 | Q3 2025 Form 10-Q

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2025 and the year ended December 31, 2024, assets acquired and liabilities assumed as part of a business combination, and liabilities recognized as a part of a debt issuance, were measured at fair value on a nonrecurring basis.

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

Financial Statement Presentation

Investment income from invested customer funds, also referred to as float revenue or float, is a component of our compensation for providing services under agreements with our customers. Investment income from invested customer funds included in recurring revenue was $42.2 million and $45.6 million for the three months ended September 30, 2025, and 2024, respectively, and $144.9 million and $155.2 million for the nine months ended September 30, 2025, and 2024, respectively. Investment income includes interest income, realized gains and losses from sales of customer funds’ investments, and unrealized credit losses determined to be unrecoverable.

The amortized cost of customer funds as of September 30, 2025, and December 31, 2024, is the original cost of assets acquired. The amortized cost and fair values of investments of customer funds available for sale were as follows:

	September 30, 2025
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$1,786.0	$—	$—	$1,786.0
Available for sale investments:
U.S. government and agency securities	873.1	6.2	(11.0)	868.3
Canadian and provincial government securities	493.0	6.7	(1.2)	498.5
Corporate debt securities	818.1	14.7	(1.8)	831.0
Asset-backed securities	226.9	3.0	(0.2)	229.7
Mortgage-backed securities	123.7	2.0	(0.4)	125.3
Other securities	63.5	0.4	—	63.9
Total available for sale investments	2,598.3	33.0	(14.6)	2,616.7
Invested customer funds	4,384.3	$33.0	$(14.6)	4,402.7
Receivables	31.1			31.1
Total customer funds	$4,415.4			$4,433.8

15 | Q3 2025 Form 10-Q

	December 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
	(In millions)
Money market securities, investments carried at cost and other cash equivalents	$2,650.9	$—	$—	$2,650.9
Available for sale investments:
U.S. government and agency securities	818.3	0.5	(27.1)	791.7
Canadian and provincial government securities	449.2	4.6	(3.6)	450.2
Corporate debt securities	734.7	7.7	(7.0)	735.4
Asset-backed securities	202.9	1.9	(0.6)	204.2
Mortgage-backed securities	83.5	0.1	(1.3)	82.3
Other securities	64.3	0.1	(0.9)	63.5
Total available for sale investments	2,352.9	14.9	(40.5)	2,327.3
Invested customer funds	5,003.8	$14.9	$(40.5)	4,978.2
Receivables	23.3			23.3
Total customer funds	$5,027.1			$5,001.5

The following represents the gross unrealized losses and the related fair value of the investments of customer funds available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(In millions)
U.S. government and agency securities	$(0.1)	$9.1	$(10.9)	$403.9	$(11.0)	$413.0
Canadian and provincial government securities	—	—	(1.2)	156.2	(1.2)	156.2
Corporate debt securities	—	12.2	(1.8)	224.3	(1.8)	236.5
Asset-backed securities	—	3.5	(0.2)	21.6	(0.2)	25.1
Mortgage-backed securities	(0.2)	17.8	(0.2)	6.8	(0.4)	24.6
Other securities	—	2.0	—	14.4	—	16.4
Total available for sale investments	$(0.3)	$44.6	$(14.3)	$827.2	$(14.6)	$871.8

Management does not believe that any individual unrealized loss was unrecoverable as of September 30, 2025. The unrealized losses are primarily attributable to changes in interest rates and not to credit deterioration. We currently do not intend to sell or expect to be required to sell the securities before the time required to recover the amortized cost.

The amortized cost and fair value of investment securities available for sale at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	September 30, 2025
	Cost	Fair Value
	(In millions)
Due in one year or less	$2,310.4	$2,306.7
Due in one to three years	848.4	848.5
Due in three to five years	744.3	759.1
Due after five years	481.2	488.4
Invested customer funds	$4,384.3	$4,402.7

16 | Q3 2025 Form 10-Q

5. Trade and Other Receivables, Net

	September 30,	December 31,
	2025	2024
	(In millions)
Trade receivables from customers	$268.0	$226.9
Interest receivable from invested customer funds	15.3	16.8
Dayforce Wallet on-demand pay receivables	3.2	9.5
Other (a)	58.7	34.4
Total gross receivables	345.2	287.6
Less: reserve for sales adjustments and allowance for doubtful accounts	(20.1)	(22.8)
Trade and other receivables, net	$325.1	$264.8

(a)
Other includes short-term investments not classified as cash equivalents, lease receivables, receivables from government agencies, and other current receivables.

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

As of September 30, 2025, there was $248.1 million of restricted accounts receivable held by the SPEs that is reported within trade and other receivables, net on our condensed consolidated balance sheets. Of the Receivables sold to the Purchasers since the inception of the Receivables Securitization Program, $73.6 million remained outstanding as of September 30, 2025.

6. Goodwill and Other Intangible Assets, Net

Goodwill

Our goodwill balance was $2,384.9 million and $2,336.7 million as of September 30, 2025 and December 31, 2024, respectively. The change in goodwill consists of an increase of $8.0 million due to an acquisition and an increase of $40.2 million due to fluctuations in foreign currency exchange rates.

17 | Q3 2025 Form 10-Q

Other Intangible Assets, Net

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$298.2	$(250.6)	$47.6	5.4
Trade name	177.2	(177.2)	—	—
Technology	316.2	(238.5)	77.7	4.9
Total definite lived intangible assets	$791.6	$(666.3)	$125.3	5.0

Unamortized - indefinite lived:
Trade name	6.2	(1.9)	4.3	n/a
Total other intangible assets	$797.8	$(668.2)	$129.6	n/a

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period
	(In millions)			(In years)
Amortized - definite lived:
Customer lists and relationships	$291.1	$(239.8)	$51.3	6.2
Trade name	176.4	(127.3)	49.1	0.6
Technology	300.3	(215.7)	84.6	5.3
Total definite lived intangible assets	$767.8	$(582.8)	$185.0	4.2

Unamortized - indefinite lived:
Trade name	6.0	(1.8)	4.2	n/a
Total other intangible assets	$773.8	$(584.6)	$189.2	n/a

Amortization expense related to definite lived intangible assets was $16.1 million and $29.6 million for the three months ended September 30, 2025, and 2024, respectively, and $75.9 million and $87.5 million for the nine months ended September 30, 2025, and 2024, respectively.

7. Debt

Overview

Our debt obligations consisted of the following:

	September 30,	December 31,
	2025	2024
	(In millions)
Term Debt, interest rate of 6.3% and 7.1%, respectively	$641.9	$646.8
Revolving Credit Facility ($350.0 million available capacity less $0.4 million and $0.2 million reserved for letters of credit, respectively)	—	—
Convertible Senior Notes, interest rate of 0.25%	575.0	575.0
Line of Credit ($0.3 million and $0.9 million letter of credit capacity, respectively, which were fully utilized)	—	—
Financing lease liabilities	6.0	6.5
Total debt	1,222.9	1,228.3
Less unamortized debt issuance costs and discount	9.5	11.9
Less current portion of long-term debt	582.3	7.3
Long-term debt, less current portion	$631.1	$1,209.1

18 | Q3 2025 Form 10-Q

Accrued interest and fees related to the debt obligations was $7.3 million and $8.6 million as of September 30, 2025 and December 31, 2024, respectively, and is included within other accrued expenses in our condensed consolidated balance sheets.

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

The Senior Secured Credit Facility documents contain a requirement that we maintain a ratio of first lien net leverage to Credit Facility EBITDA below specified levels on a quarterly basis; however, such requirement is applicable only if more than 35% of the Revolving Credit Facility is utilized. As of September 30, 2025, no portion of the available capacity of the Revolving Credit Facility was drawn.

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

19 | Q3 2025 Form 10-Q

The Convertible Senior Notes will be convertible at the option of the holders at any time only under certain circumstances as outlined in Part II, Item 8, Note 10, “Debt,” to our audited consolidated financial statements in our 2024 Form 10-K. The conditions allowing holders of the Convertible Senior Notes to convert have not been met and therefore were not convertible as of September 30, 2025.

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

The Convertible Senior Notes are accounted for as a single liability, and the carrying amount of the Convertible Senior Notes was $573.5 million as of September 30, 2025, with principal of $575.0 million, net of issuance costs of $1.5 million. The Convertible Senior Notes are included within current portion of long-term debt in our condensed consolidated balance sheets as of September 30, 2025. The issuance costs related to the Convertible Senior Notes are being amortized to interest expense over the contractual term of the Convertible Senior Notes at an effective interest rate of 5.1%.

Interest expense recognized related to the Convertible Senior Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Contractual interest expense	$0.4	$0.4	$1.1	$1.1
Amortization of debt issuance costs	0.8	0.7	2.3	2.2
Total	$1.2	$1.1	$3.4	$3.3

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

Future Payments and Maturities of Debt

The future principal payments and maturities of our indebtedness, excluding financing lease obligations, are as follows:

Years Ending December 31,	Amount
(In millions)
2025	$1.6
2026	581.5
2027	6.5
2028	6.5
2029	6.5
Thereafter	614.3
$1,216.9

20 | Q3 2025 Form 10-Q

Fair Value of Debt

Our debt does not trade in active markets and was considered to be a Level 2 measurement at September 30, 2025. The fair value of the Term Debt was based on the borrowing rates currently available to us for bank loans with similar terms, maturities, and volumes as our debt. The fair value of the Convertible Senior Notes was determined based on the closing trading price per $1,000 of the Convertible Senior Notes as of the last day of trading for the period and is primarily affected by the trading price of our common stock and market interest rates. The fair value of our debt was estimated to be $1.20 billion as of September 30, 2025 and December 31, 2024.

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

The U.S. defined benefit plans were terminated with an effective date of September 30, 2024. In the third quarter of 2025, we settled the majority of future obligations under our U.S. pension plan through a combination of lump sum payments to eligible, electing participants and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract. The partial plan termination was funded with plan assets of approximately $299 million. In connection with the plan termination, a non-cash loss of $172.1 million was recorded to other expense (income), net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. During the fourth quarter of 2025, we expect to finalize the group annuity purchase in connection with the termination of our U.S. pension plan. The transaction is expected to be funded with approximately $14 million of plan assets and $5 million of cash, and we anticipate incurring an additional settlement loss of approximately $11 million.

We are in the process of finalizing the wind down of the nonqualified defined benefit plan, which includes transferring the associated liabilities to an insurance company, which we expect will be completed in 2025. These steps include settling all future obligations under our nonqualified defined benefit plan through a combination of lump sum payments to eligible, electing participants and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract.

The components of net periodic cost (gain) for our defined benefit pension plans and for our postretirement benefit plan are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Interest cost	$5.8	$4.0	$17.2	$12.2
Loss on partial settlement of plan termination	172.1	—	172.1	—
Actuarial loss amortization	5.1	3.4	15.1	10.0
Less: Expected return on plan assets	(5.5)	(4.5)	(16.5)	(13.3)
Net periodic pension cost	$177.5	$2.9	$187.9	$8.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Interest cost	$0.1	$0.1	$0.3	$0.3
Actuarial gain amortization	(0.5)	(0.5)	(1.5)	(1.6)
Net periodic postretirement benefit gain	$(0.4)	$(0.4)	$(1.2)	$(1.3)

9. Share-Based Compensation

Our share-based compensation consists of stock options, RSUs, and PSUs, and is used to compensate certain employees and non-employee directors. We also offer an employee stock purchase plan to eligible employees.

21 | Q3 2025 Form 10-Q

As of September 30, 2025, there were 11.4 million stock options, RSUs, and PSUs outstanding and 7.3 million shares available for grant under approved equity compensation plans.

Total share-based compensation expense was $44.8 million and $39.6 million for the three months ended September 30, 2025, and 2024, respectively, and $139.1 million and $118.4 million for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, there was $226.5 million of share-based compensation expense related to unvested share-based equity awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years.

Performance-Based Stock Options

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	1,729,781	$65.26	5.4	$12.8
Granted	—	—	—	—
Exercised	(68,829)	(65.26)	—	—
Forfeited or expired	(750,000)	(65.26)	—	—
Outstanding at September 30, 2025	910,952	$65.26	4.6	$3.3
Exercisable at September 30, 2025	910,952	$65.26	4.6	$3.3

Performance Stock Units

Shares
Outstanding at December 31, 2024	1,091,885
Granted	586,516
Vested and released	(450,957)
Forfeited or canceled	(66,021)
Outstanding at September 30, 2025	1,161,423

Term-Based Stock Options

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	4,477,645	$56.53	4.7	$79.7
Granted	—	—	—	—
Exercised	(177,733)	(43.74)	—	—
Forfeited or expired	(48,809)	(66.43)	—	—
Outstanding at September 30, 2025	4,251,103	$56.96	4.0	$60.7
Exercisable at September 30, 2025	4,249,512	$56.95	4.0	$60.7

For most term-based stock options, we estimated an expected term of 7.0 years, based on the vesting period and contractual life.

22 | Q3 2025 Form 10-Q

Restricted Stock Units

Shares
Outstanding at December 31, 2024	4,110,131
Granted	2,669,269
Vested and released	(1,477,012)
Forfeited or canceled	(196,509)
Outstanding at September 30, 2025	5,105,879

Global Employee Stock Purchase Plan

	Shares Issued	Purchase Price (per share)
March 31, 2025	69,467	$49.58
June 30, 2025	67,285	$47.08
September 30, 2025	57,114	$58.56

A total of 1.0 million shares of common stock were available for future issuances under the plan as of September 30, 2025. Pursuant and subject to the terms of the Merger Agreement, during the pendency of the Merger Agreement, we may not make any purchases under the global employee stock purchase plan.

10. Revenue and Revenue-Related Activity

Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenue:
Recurring services:
Dayforce recurring	$333.0	$292.0	$971.6	$852.1
Powerpay recurring	19.7	20.2	58.6	60.6
Other recurring	8.2	18.1	31.6	55.7
Float	42.2	45.6	144.9	155.2
Total recurring services	403.1	375.9	1,206.7	1,123.6
Professional services	78.5	64.1	221.4	171.2
Total revenue	$481.6	$440.0	$1,428.1	$1,294.8

Prior year amounts presented in the table above have been reclassified to conform to the current year presentation. The presentation was changed to enhance comparability with our peers and to better align reporting with how management assesses performance.

23 | Q3 2025 Form 10-Q

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

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Contract assets, beginning of period	$100.2	$89.0
Additions	82.7	73.4
Reductions	(70.9)	(63.8)
Foreign currency translation	1.9	0.3
Contract assets, end of period	$113.9	$98.9

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition.

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Deferred revenue, beginning of period	$42.3	$40.2
New billings	1,021.8	650.6
Acquired billings	—	8.6
Revenue recognized	(1,025.6)	(656.6)
Effect of exchange rate	0.6	(0.1)
Deferred revenue, end of period	$39.1	$42.7

Deferred Sales Commissions

In accordance with ASC 606, sales commissions paid based on the annual contract value of a signed customer contract are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid based on the annual contract value are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be ten years. Amortization expense for deferred sales commissions was $9.0 million and $7.2 million for the three months ended September 30, 2025, and 2024, respectively, and $25.5 million and $20.1 million for the nine months ended September 30, 2025, and 2024, respectively.

Transaction Price for Remaining Performance Obligations

As of September 30, 2025, approximately $1.52 billion of revenue is expected to be recognized over the next three years from remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Performance obligations that are billed and recognized as they are delivered, primarily professional services contracts that are on a time and materials basis, are excluded from the transaction price for remaining performance obligations disclosed above.
24 | Q3 2025 Form 10-Q

11. Accumulated Other Comprehensive Loss

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) from Invested Customer Funds	Pension Liability Adjustment	Total
	(In millions)
Balance as of December 31, 2024	$(297.4)	$(27.6)	$(157.7)	$(482.7)
Other comprehensive income before income taxes and reclassifications	57.5	43.5	15.2	116.2
Income tax expense	—	(11.3)	(48.8)	(60.1)
Reclassifications to earnings	—	—	185.7	185.7
Other comprehensive income	57.5	32.2	152.1	241.8
Balance as of September 30, 2025	$(239.9)	$4.6	$(5.6)	$(240.9)

12. Income Taxes

Our income tax provision represents federal, state, and international taxes on our income recognized for financial statement purposes and includes the effects of temporary differences between financial statement income and income recognized for tax return purposes. Deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to reflect the net deferred tax assets that we believe will be realized. In assessing the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, changes in our debt and equity structure, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies, as well as current tax laws. As of September 30, 2025, we have a valuation allowance of $39.5 million against certain deferred tax assets consisting primarily of $27.7 million attributable to other deferred tax assets consisting largely of foreign intangible assets and $11.8 million attributable to state and foreign net operating loss carryovers.

We recorded income tax expense of $43.9 million during the three months ended September 30, 2025, which included tax expense of $40.6 million attributable to non-deductible items, and $32.4 million attributable to share-based compensation, offset by $32.1 million attributable to current operations. As a percentage of income before income taxes as compared to the three months ended September 30, 2024, income tax expense increased due to an increase in current operations and share-based compensation.

We recorded income tax expense of $65.1 million during the nine months ended September 30, 2025, which included tax expense of $44.0 million attributable to non-deductible items, and $36.4 million attributable to share-based compensation, offset by $20.1 million attributable to current operations. As a percentage of income before income taxes as compared to the nine months ended September 30, 2024, income tax expense decreased due to a reduction in share-based compensation and the Global Intangible Low Taxed Income regime.

The total amount of unrecognized tax benefits as of September 30, 2025, and December 31, 2024, was $3.8 million and $2.7 million, respectively. The $3.8 million represents the amount that, if recognized, would impact our effective income tax rate as of September 30, 2025. We adjust these reserves when facts and circumstances change, such as the closing of tax audits or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

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

25 | Q3 2025 Form 10-Q

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

Litigation Related to the Thoma Bravo Transaction

As of October 22, 2025, three lawsuits have been filed by purported Dayforce stockholders in connection with the Thoma Bravo Transaction. The complaints allege, among other things, that certain disclosures in the definitive proxy statement we filed on September 29, 2025 in connection with the Thoma Bravo Transaction were materially incomplete and misleading. The complaints are captioned: Trent Carter v. Dayforce, Inc. et al., No. 659145/2025 (N.Y. Sup. Ct. filed Oct. 15, 2025); Blake Thompson v. Dayforce, Inc. et al., No. 659159/2025 (N.Y. Sup. Ct. filed Oct. 16, 2025); Robert Lacoff v. Brent Bickett et al., No. 74131/2025 (N.Y. Sup. Ct. filed Oct. 20, 2025). The complaints name us and the current members of our Board of Directors as defendants. If plaintiffs were to obtain an injunction prohibiting the completion of the Thoma Bravo Transaction on the agreed terms, the Thoma Bravo Transaction could be delayed or prevented altogether. We believe that the allegations asserted in the complaints are without merit. As of October 22, 2025, we are not aware of the filing of other lawsuits challenging the Thoma Bravo Transaction or the proxy statement; however, additional lawsuits arising out of the Thoma Bravo Transaction or the related proxy statement may be filed in the future. No amounts related to these matters have been reflected in our condensed consolidated financial statements as of September 30, 2025.

14. Net (Loss) Income per Share

We compute net (loss) income per share of common stock using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share data)
Numerator:
Net (loss) income	$(196.8)	$2.0	$(160.6)	$7.3

Denominator:
Weighted average shares outstanding - basic	159.8	158.1	159.7	157.6
Effect of dilutive equity instruments	—	1.6	—	2.3
Weighted average shares outstanding - diluted	159.8	159.7	159.7	159.9

Net (loss) income per share - basic	$(1.23)	$0.01	$(1.01)	$0.05
Net (loss) income per share - diluted	$(1.23)	$0.01	$(1.01)	$0.05

26 | Q3 2025 Form 10-Q

The following potentially dilutive weighted average shares were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Stock options	3.3	2.9	3.4	3.0
Restricted stock units	1.0	2.7	1.3	1.5
Performance stock units	0.5	0.9	0.5	0.8

The shares underlying the conversion option in the Convertible Senior Notes were not considered in the calculation of diluted net (loss) income per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Convertible Senior Notes as of September 30, 2025 would have been convertible into approximately 4.3 million shares of our common stock. Since we expect to settle the principal amount of the Convertible Senior Notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net (loss) income per share, if applicable. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Senior Notes (the “conversion spread”) is considered in the diluted earnings per share computation. The conversion spread has a dilutive impact on diluted net (loss) income per share when the average market price of our common stock for a given period exceeds the initial conversion price of $132.20 per share for the Convertible Senior Notes. We excluded the potentially dilutive effect of the conversion spread of the Convertible Senior Notes as the average market price of our common stock during the three and nine months ended September 30, 2025 was less than the conversion price of the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

15. Share Repurchase Program

On July 31, 2024, we announced that our Board of Directors had approved a share repurchase program with authorization to purchase up to $500 million of our common stock. Pursuant and subject to the terms of the Merger Agreement, during the pendency of the Merger Agreement, we may not make any additional repurchases of our outstanding stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total number of shares purchased	152,425	520,039	1,035,393	520,039
Average price paid per share (a)	$56.91	$57.69	$57.84	$57.69
Total cost of shares purchased	$8,674,753	$30,002,842	$59,881,994	$30,002,842
(a)
Average price paid includes costs associated with the repurchases.

16. Subsequent Events

On October 1, 2025, we completed the acquisition of Agentnoon, a startup company that develops workforce planning and organization design software for businesses.

27 | Q3 2025 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and with our audited consolidated financial statements and notes thereto in our 2024 Form 10-K. This discussion and analysis contains forward-looking statements, including statements about the Thoma Bravo Transaction, statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in Part II, Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements. Any reference to a “Note” in this discussion relates to the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report unless otherwise indicated.

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

Pending Transaction with Thoma Bravo

As previously announced, on August 20, 2025, we entered into the Merger Agreement under which, on the terms and subject to the conditions thereof, certain affiliates of Thoma Bravo will acquire Dayforce for $70.00 in cash per share of Dayforce common stock for a total enterprise value of approximately $12.3 billion. We expect to complete the Thoma Bravo Transaction in late 2025 or early 2026, subject to fulfillment of customary closing conditions, including approval of Dayforce stockholders and receipt of required regulatory approvals.

28 | Q3 2025 Form 10-Q

In connection with the Thoma Bravo Transaction, we incurred non-recurring acquisition and transaction fees of $22.2 million for the three and nine months ended September 30, 2025, which are included in general and administrative expense in the condensed consolidated statements of operations. These costs primarily include legal and advisory fees, and other acquisition-related costs. The completion of the Thoma Bravo Transaction is subject to the satisfaction or waiver or certain customary mutual closing conditions. For more information on these conditions, refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q.

If the Thoma Bravo Transaction is consummated, our common stock will no longer be publicly listed and traded on the New York Stock Exchange, the common stock will be deregistered under the Exchange Act, we will no longer file periodic reports with the SEC, and Dayforce will become a privately-held company.

U.S. Defined Benefit Plans Termination

The U.S. defined benefit plans were terminated with an effective date of September 30, 2024. In the third quarter of 2025, we settled the majority of future obligations under our U.S. pension plan through a combination of lump sum payments to eligible, electing participants and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract. The partial plan termination was funded with plan assets of approximately $299 million. In connection with the plan termination, a non-cash loss of $172.1 million was recorded to other expense (income), net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. During the fourth quarter of 2025, we expect to finalize the group annuity purchase in connection with the termination of our U.S. pension plan. The transaction is expected to be funded with approximately $14 million of plan assets and $5 million of cash, and we anticipate incurring an additional settlement loss of approximately $11 million.

We are also in the process of finalizing the wind down of the nonqualified defined benefit plan, which we expect will be completed in 2025.

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

Additionally, in July 2025, U.S. Congress enacted the OBBBA, which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes are expected to impact our future cash tax remittances, resulting from changes to tax deductibility rules for domestic research and development costs.

Additional discussion of the ways in which adverse economic and market conditions could affect our business, operating results, or financial condition is referenced below and contained in Part II, Item 1A, “Risk Factors” in this Form 10-Q and in Part I, Item 1A. "Risk Factors” in our 2024 Form 10-K.

How We Assess Our Performance

In assessing our performance, we consider a variety of annual and quarterly performance indicators in addition to revenue and net (loss) income. Set forth below are descriptions of our quarterly key performance measures. Additional information on our annual performance measures is described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "How We Assess Our Performance" contained in our 2024 Form 10-K. Please refer to the "Non-GAAP Financial Measures" and “Results of Operations” sections below for further description and definitions of certain performance indicators which are considered non-GAAP financial measures.

Live Dayforce Customers

We use the number of live Dayforce customers as an indicator of future revenue and the overall performance of the business and to assess the performance of our implementation services.

29 | Q3 2025 Form 10-Q

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

Constant Currency Revenue

We present percentage change in revenue on a constant currency basis, a non-GAAP financial measure, to assess how our underlying business performed, excluding the effect of foreign currency rate fluctuations, which we believe is useful to management and investors. The average U.S. dollar to Canadian dollar, Australian dollar, and Great British pound foreign exchange rates were $1.38, $1.53, and $0.74 for the three months ended September 30, 2025, respectively, compared to $1.36, $1.49, and $0.77 for the three months ended September 30, 2024, respectively. The average U.S. dollar to Canadian dollar, Australian dollar, and Great British pound foreign exchange rates were $1.40, $1.56, and $0.76 for the nine months ended September 30, 2025, respectively, compared to $1.36, $1.51, and $0.78 for the nine months ended September 30, 2024, respectively.

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

30 | Q3 2025 Form 10-Q

Results of Operations

Three Months Ended September 30, 2025 Compared With Three Months Ended September 30, 2024

	Three Months Ended September 30,		Increase/(Decrease)		Percentage of Revenue
	2025	2024	Amount	%	2025	2024
	(In millions)
Revenue:
Recurring services	$403.1	$375.9	$27.2	7.2%	83.7%	85.4%
Professional services	78.5	64.1	14.4	22.5%	16.3%	14.6%
Total revenue	481.6	440.0	41.6	9.5%	100.0%	100.0%
Costs and expenses:
Costs of recurring services	95.6	87.4	8.2	9.4%	19.9%	19.9%
Costs of professional services	83.9	75.1	8.8	11.7%	17.4%	17.1%
Product development and management	59.3	55.4	3.9	7.0%	12.3%	12.6%
Selling and marketing	86.8	85.8	1.0	1.2%	18.0%	19.5%
General and administrative	81.2	63.4	17.8	28.1%	16.9%	14.4%
Depreciation and amortization	44.3	52.1	(7.8)	(15.0)%	9.2%	11.8%
Total costs and expenses	451.1	419.2	31.9	7.6%	93.7%	95.3%
Operating profit	30.5	20.8	9.7	46.6%	6.3%	4.7%
Interest income	(5.1)	(4.8)	(0.3)	(6.3)%	(1.1)%	(1.1)%
Interest expense	11.8	13.6	(1.8)	(13.2)%	2.5%	3.1%
Other expense (income), net	176.7	(6.3)	183.0	2904.8%	36.7%	(1.4)%
(Loss) income before income taxes	(152.9)	18.3	(171.2)	(935.5)%	(31.7)%	4.2%
Income tax expense	43.9	16.3	27.6	169.3%	9.1%	3.7%
Net (loss) income	$(196.8)	$2.0	$(198.8)	(9940.0)%	(40.9)%	0.5%

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Three Months Ended September 30,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2025	2024	2025 vs. 2024		2025 vs. 2024
	(In millions)
Revenue:
Recurring services:
Dayforce recurring	$333.0	$292.0	14.0%	(0.1)%	14.1%
Powerpay recurring	19.7	20.2	(2.5)%	(1.0)%	(1.5)%
Other recurring	8.2	18.1	(54.7)%	(0.6)%	(54.1)%
Float	42.2	45.6	(7.5)%	(0.3)%	(7.2)%
Total recurring services	403.1	375.9	7.2%	(0.2)%	7.4%
Professional services	78.5	64.1	22.5%	(0.4)%	22.9%
Total revenue	$481.6	$440.0	9.5%	(0.1)%	9.6%

Total revenue, excluding float	$439.4	$394.4	11.4%	(0.2)%	11.6%
(a)
We have calculated the percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of percentage change in revenue on a constant currency basis.

31 | Q3 2025 Form 10-Q

Total revenue increased $41.6 million, or 9.5%, to $481.6 million for the three months ended September 30, 2025, compared to $440.0 million for the three months ended September 30, 2024. This increase was primarily attributable to the increase in the number of live Dayforce customers and the increase in Dayforce recurring revenue per customer. The number of live Dayforce customers increased 4.4% to 7,025 at September 30, 2025 from 6,730 at September 30, 2024. Additionally, for the trailing twelve months ended September 30, 2025, Dayforce recurring revenue per customer grew to $175,172 compared to $159,496 for the comparable period in 2024. Please refer to the "How We Assess Our Performance" and “Non-GAAP Financial Measures” section for discussion of and the definition of Dayforce recurring revenue per customer.

The increase in total revenue was partially offset by a decrease in float revenue, which was driven by a decrease in average yield of 36 basis points compared to the three months ended September 30, 2024. This was partially offset by a 1.3% increase in average float balance for our customer funds for the three months ended September 30, 2025, which increased to $4.54 billion, compared to $4.48 billion for the three months ended September 30, 2024.

Costs of recurring services. The increase of $8.2 million, or 9.4%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to a $3.8 million increase in consulting and contract labor and a $5.1 million increase in costs of hosting our applications and software fees to support the continued global growth of the Dayforce customer base. These increases were partially offset by a $0.7 million decrease in employee labor and benefits.

Costs of professional services. The increase of $8.8 million, or 11.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to a $8.0 million increase in consulting and contract labor as well as employee labor and benefits incurred to implement new customers and additional modules.

Product development and management expense. The increase of $3.9 million, or 7.0%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to a $3.2 million increase in labor and benefit related expenses, including share-based compensation, consulting and contract labor, and severance, as well as a $0.8 million increase in costs associated with hosting development applications.

For the three months ended September 30, 2025, and 2024, our investment in software development was $58.1 million and $52.4 million, respectively, consisting of $33.8 million and $29.5 million of research and development expense, and $24.3 million and $22.9 million in capitalized software development costs, respectively.

Selling and marketing expense. The increase of $1.0 million, or 1.2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to a $2.5 million increase in labor and benefit related expenses, including commissions, share-based compensation, and incentives. These increases are partially offset by a $1.7 million decrease in consulting and contract labor and severance.

General and administrative expense. The increase of $17.8 million, or 28.1%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to $22.2 million in non-recurring acquisition and transactions fees associated with the Thoma Bravo Transaction, as well as increases of $3.1 million in bad debt expense, and $1.2 million in software fees. These increases were partially offset by a $9.0 million decrease related to the remeasurement of the DataFuzion contingent consideration in 2024, that did not recur in 2025.

Depreciation and amortization expense. The decrease of $7.8 million, or 15.0%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was driven by a $13.5 million reduction in amortization of intangible assets primarily resulting from the Ceridian trade name reaching the end of its amortization period in August 2025. This decrease was partially offset by our continued capitalization and subsequent amortization of Dayforce related and other development costs.

Operating profit. For the three months ended September 30, 2025, operating profit was $30.5 million, compared to $20.8 million for the three months ended September 30, 2024. Operating profit increased as a result of higher revenue and lower depreciation and amortization expense, partially offset by non-recurring acquisition and transaction fees associated with the Thoma Bravo Transaction.

Interest income. The increase of $0.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to higher invested balances.

32 | Q3 2025 Form 10-Q

Interest expense. The decrease of $1.8 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to lower applicable reference rates on our Term Debt, which resulted from the debt refinancing completed in February 2025.

Other expense (income), net. We incurred other expense, net of $176.7 million for the three months ended September 30, 2025 and we realized other income, net of $6.3 million for the three months ended September 30, 2024. The change was primarily due to a $172.1 million non-cash loss on the partial settlement related to the pension plan termination in the three months ended September 30, 2025.

Income tax expense. The increase of $27.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to increases of $38.8 million of non-deductible items, and $25.7 million of share-based compensation and a decrease of $36.0 million related to current operations.

Net (loss) income. We realized net loss of $196.8 million for the three months ended September 30, 2025, compared to net income of $2.0 million for the three months ended September 30, 2024. The change was primarily due to the non-cash loss on the partial settlement related to the pension plan termination, partially offset by an increase in revenue.

Nine Months Ended September 30, 2025 Compared With Nine Months Ended September 30, 2024

	Nine Months Ended September 30,		Increase/(Decrease)		Percentage of Revenue
	2025	2024	Amount	%	2025	2024
	(In millions)
Revenue:
Recurring services	$1,206.7	$1,123.6	$83.1	7.4%	84.5%	86.8%
Professional services	221.4	171.2	50.2	29.3%	15.5%	13.2%
Total revenue	1,428.1	1,294.8	133.3	10.3%	100.0%	100.0%
Costs and expenses:
Costs of recurring services	286.7	265.1	21.6	8.1%	20.1%	20.5%
Costs of professional services	241.8	210.8	31.0	14.7%	16.9%	16.3%
Product development and management	175.9	166.8	9.1	5.5%	12.3%	12.9%
Selling and marketing	257.3	246.6	10.7	4.3%	18.0%	19.0%
General and administrative	211.2	178.4	32.8	18.4%	14.8%	13.8%
Depreciation and amortization	151.4	151.5	(0.1)	(0.1)%	10.6%	11.7%
Total costs and expenses	1,324.3	1,219.2	105.1	8.6%	92.7%	94.2%
Operating profit	103.8	75.6	28.2	37.3%	7.3%	5.8%
Interest income	(14.7)	(13.3)	(1.4)	(10.5)%	(1.0)%	(1.0)%
Interest expense	36.4	46.5	(10.1)	(21.7)%	2.5%	3.6%
Other expense, net	177.6	5.7	171.9	3015.8%	12.4%	0.4%
(Loss) income before income taxes	(95.5)	36.7	(132.2)	(360.2)%	(6.7)%	2.8%
Income tax expense	65.1	29.4	35.7	121.4%	4.6%	2.3%
Net (loss) income	$(160.6)	$7.3	$(167.9)	(2300.0)%	(11.2)%	0.6%

33 | Q3 2025 Form 10-Q

Revenue. The following table sets forth certain information regarding our revenues for the periods presented:

	Nine Months Ended September 30,		Percentage change in revenue	Impact of changes in foreign currency (a)	Percentage change in revenue on a constant currency basis (a)
	2025	2024	2025 vs. 2024		2025 vs. 2024
	(In millions)
Revenue:
Recurring revenue:
Dayforce recurring	$971.6	$852.1	14.0%	(0.5)%	14.5%
Powerpay recurring	58.6	60.6	(3.3)%	(2.8)%	(0.5)%
Other recurring	31.6	55.7	(43.3)%	(2.5)%	(40.8)%
Float	144.9	155.2	(6.6)%	(0.7)%	(5.9)%
Total recurring revenue	1,206.7	1,123.6	7.4%	(0.7)%	8.1%
Professional services	221.4	171.2	29.3%	(1.3)%	30.6%
Total revenue	$1,428.1	$1,294.8	10.3%	(0.7)%	11.0%

Total revenue, excluding float	$1,283.2	$1,139.6	12.6%	(0.7)%	13.3%
a)
We have calculated the percentage change in revenue on a constant currency basis by applying the average foreign exchange rate in effect during the comparable prior period. Please refer to the “Non-GAAP Financial Measures” section for discussion of percentage change in revenue on a constant currency basis.

Total revenue increased $133.3 million, or 10.3%, to $1,428.1 million for the nine months ended September 30, 2025, compared to $1,294.8 million for the nine months ended September 30, 2024. This increase was primarily attributable to the increase in live Dayforce customers and the increase in Dayforce recurring revenue per customer. The number of live Dayforce customers increased 4.4% to 7,025 at September 30, 2025 from 6,730 at September 30, 2024. Additionally, for the trailing twelve months ended September 30, 2025, Dayforce recurring revenue per customer grew to $175,172 compared to $159,496 for the comparable period in 2024. Please refer to the "How We Assess Performance" and “Non-GAAP Financial Measures” section for discussion of and the definition of Dayforce recurring revenue per customer.

The increase in revenue was partially offset by a decrease in float revenue. The decrease in float revenue was driven by a decrease in average yield of 43 basis points compared to the nine months ended September 30, 2024, partially offset by a 4.3% increase in average float balance for our customer funds for the nine months ended September 30, 2025, which increased to $5.15 billion, compared to $4.94 billion for the nine months ended September 30, 2024.

Costs of recurring services. The increase of $21.6 million, or 8.1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due to a $13.6 million increase in labor and benefit related expenses, including consulting and contract labor and severance as well as a $6.6 million increase in costs related to hosting our applications and product partnerships.

Costs of professional services. The increase of $31.0 million, or 14.7%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a $30.5 million increase in labor and benefit related expenses, including consulting and contract labor, severance, employee labor and benefits, and share-based compensation.

Product development and management expense. The increase of $9.1 million, or 5.5%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to an $8.9 million increase in labor and benefit related expenses, including share-based compensation, severance, and consulting and contract labor.

For the nine months ended September 30, 2025, and 2024, our investment in software development was $171.4 million and $158.3 million, respectively, consisting of $98.9 million and $90.2 million of research and development expense, and $72.5 million and $68.1 million in capitalized software development costs, respectively.

34 | Q3 2025 Form 10-Q

Selling and marketing expense. The increase of $10.7 million, or 4.3%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a $15.6 million increase in labor and benefit related expenses, including increases in share-based compensation, commissions, severance, employee labor and benefits, and incentives. These increases were partially offset by a reduction of $4.8 million in consulting and contract labor expenses.

General and administrative expense. The increase of $32.8 million, or 18.4%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to $22.2 million in non-recurring acquisition and transactions fees associated with the Thoma Bravo Transaction, as well as increases of $18.8 million in labor and benefit related expenses, including share-based compensation, severance, employee labor and benefits, and incentives, and $3.8 million in bad debt expense. These increases were partially offset by a $9.0 million decrease related to the remeasurement of the DataFuzion contingent consideration in 2024 that did not recur in 2025 and a reduction of $4.6 million in consulting and contract labor expenses.

Depreciation and amortization expense. Expense for the nine months ended September 30, 2025 was consistent with the nine months ended September 30, 2024, as a $11.6 million reduction in amortization of intangible assets primarily resulting from the Ceridian trade name reaching the end of its amortization period in August 2025, was essentially offset by increases related to our continued capitalization and subsequent amortization of Dayforce related and other development costs.

Operating profit. For the nine months ended September 30, 2025, operating profit was $103.8 million, compared to $75.6 million for the nine months ended September 30, 2024. Operating profit increased as a result of the higher revenue, partially offset by increased labor and benefits expenses, primarily consulting and contract labor, share-based compensation, and severance, as well as non-recurring acquisition and transaction fees associated with the Thoma Bravo Transaction.

Interest income. The increase of $1.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to higher invested balances during the period.

Interest expense. The decrease of $10.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a $4.3 million loss on debt extinguishment recognized during the nine months ended September 30, 2024 related to the refinancing of certain credit agreements and due to lower applicable reference rates on our Term Debt, which resulted from the debt refinancing completed in February 2025. Please refer to Part I, Item 1. Note 7, "Debt" for additional information.

Other expense, net. We incurred other expense, net of $177.6 million for the nine months ended September 30, 2025 and we incurred other expense, net of $5.7 million for the nine months ended September 30, 2024. The change was primarily due to a $172.1 million non-cash loss on the partial settlement related to the pension plan termination in the nine months ended September 30, 2025.

Income tax expense. The increase of $35.7 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to increases of $40.8 million related to non-deductible items, and $25.0 related to share-based compensation and a decrease of $27.8 million related to current operations.

Net (loss) income. We incurred a net loss of $160.6 million for the nine months ended September 30, 2025, compared to net income of $7.3 million for the nine months ended September 30, 2024. The change was primarily due to the non-cash loss on the partial settlement related to the pension plan termination and higher total costs and expenses, partially offset by an increase in revenue.

35 | Q3 2025 Form 10-Q

Liquidity and Capital Resources

On August 20, 2025, we entered into the Merger Agreement pursuant to which affiliates of Thoma Bravo have agreed to acquire us for $70.00 per share of Dayforce common stock. In connection with the Merger Agreement, we have agreed to various operating covenants, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time. In addition, without the consent of Thoma Bravo, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including making capital expenditures above specified thresholds and incurring additional debt in excess of specified amounts. If the Merger Agreement is terminated in certain circumstances, including by us in order to enter into a superior proposal, we are required to pay Parent a cash termination fee of $351 million. We do not believe these covenants or restrictions will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

Our primary sources of liquidity are our existing cash and equivalents, cash provided by operating activities, availability under our Revolving Credit Facility and the Receivables Securitization Program, and proceeds from debt issuances and equity offerings. As of September 30, 2025, we had cash and equivalents of $627.6 million and our total debt was $1,222.9 million.

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

We believe that our cash flow from operations, available cash and equivalents, and availability under our Revolving Credit Facility and the Receivables Securitization Program will be sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future. Our liquidity and our ability to meet our obligations to fund our capital requirements and Dayforce Wallet on-demand pay requests are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or raise additional equity to finance such acquisitions, which would result in additional expenses and/or dilution.

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

36 | Q3 2025 Form 10-Q

Cash Flows

The table below summarizes the activity within the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net cash provided by operating activities	$193.5	$200.1
Net cash used in investing activities	(292.6)	(458.1)
Net cash used in financing activities	(722.7)	(1,067.6)
Effect of exchange rate changes on cash, restricted cash, and equivalents	12.6	(18.2)
Net decrease in cash, restricted cash, and equivalents	(809.2)	(1,343.8)
Cash, restricted cash, and equivalents at beginning of period	3,253.9	3,421.4
Cash, restricted cash, and equivalents at end of period	2,444.7	2,077.6

Cash and equivalents	627.6	494.1
Restricted cash and equivalents	1,817.1	1,583.5
Total cash, restricted cash, and equivalents	$2,444.7	$2,077.6

Operating Activities

Net cash provided by operating activities was $193.5 million for the nine months ended September 30, 2025 compared to $200.1 million for the nine months ended September 30, 2024. For both periods, cash inflows from operating activities are primarily generated from the subscriptions of our solutions. Cash outflows from operating activities for both periods are primarily comprised of personnel-related expenditures, including the payout of year-end employee compensation, and the renewals of prepaid annual contracts that are integral to our business operations. The positive cash inflows in both periods is primarily due to our growing revenue, partially offset by our operating costs, mainly, investment in our sales force to support our growth initiatives and those product development and management costs which are not eligible for capitalization as well as $22.2 million in non-recurring acquisition and transaction related fees in 2025 related to the Thoma Bravo transaction.

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $292.6 million, consisting of purchases of customer funds marketable securities of $555.8 million, capital expenditures of $81.9 million, acquisition costs, net of cash acquired of $5.5 million, and purchases of marketable securities of $3.7 million, partially offset by proceeds from the sale and maturity of customer funds marketable securities of $342.8 million and proceeds from the sale and maturity of marketable securities of $11.5 million. Our capital expenditures included $72.0 million for software and technology and $9.9 million for property, plant, and equipment.

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

Financing Activities

Net cash used in financing activities was $722.7 million during the nine months ended September 30, 2025. This cash outflow is primarily attributable to a decrease in net customer fund obligations of $659.6 million, repurchases of common stock of $59.9 million, taxes paid related to the net share settlement of equity awards of $19.0 million, payments on our long-term debt obligations of $5.5 million, and payment of debt refinancing costs of $1.2 million, partially offset by proceeds from issuance of common stock under our share-based compensation plans of $22.5 million.

37 | Q3 2025 Form 10-Q

Net cash used in financing activities was $1,067.6 million during the nine months ended September 30, 2024. This cash outflow is primarily attributable to a decrease in net customer fund obligations of $1,049.9 million, payments on our long-term debt obligations of $646.5 million, repurchases of common stock of $28.8 million, payment of debt refinancing costs of $11.4 million, taxes paid related to the net share settlement of equity awards of $10.7 million, and payment of contingent consideration of $3.0 million, partially offset by an increase in proceeds from our debt issuance of $650.0 million and proceeds from issuance of common stock under our share-based compensation plans of $32.7 million.

Backlog

Backlog is equivalent to our remaining performance obligations, which represents contracted revenue for recurring services and fixed price professional services, primarily implementation services, that has not yet been recognized, including deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2025, our remaining performance obligations were approximately $1.52 billion. Please refer to Part 1, Item 1, Note 10, “Revenue and Revenue-Related Activities” for further discussion of our remaining performance obligations.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K).

Contractual Obligations

During the nine months ended September 30, 2025, there were no significant changes to our contractual obligations as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contractual Obligations" contained in our 2024 Form 10-K.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2025, there were no significant changes to our critical accounting policies and estimates as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" contained in our 2024 Form 10-K.

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

38 | Q3 2025 Form 10-Q

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

39 | Q3 2025 Form 10-Q

The following tables reconcile our reported results to our non-GAAP financial measures:

	Three Months Ended September 30, 2025
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Operating profit	$30.5	6.3%	$44.9	$16.1	$27.6	$119.1	24.7%

Net (loss) income	$(196.8)	(40.9)%	$44.9	$16.1	$196.3	$60.5	12.6%
Interest expense, net	6.7		—	—	—	6.7
Income tax benefit (c)	43.9		—	—	(8.0)	51.9
Depreciation and amortization	44.3		—	16.1	—	28.2
EBITDA	$(101.9)		$44.9	$—	$204.3	$147.3	30.6%

Net (loss) income per share - diluted (d)	$(1.23)		$0.28	$0.10	$1.21	$0.37

	Three Months Ended September 30, 2024
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Operating profit	$20.8	4.7%	$39.6	$29.6	$13.2	$103.2	23.5%

Net income	$2.0	0.5%	$39.6	$29.6	$3.3	$74.5	16.9%
Interest expense, net	8.8		—	—	—	8.8
Income tax expense (c)	16.3		—	—	(4.0)	20.3
Depreciation and amortization	52.1		—	29.6	—	22.5
EBITDA	$79.2		$39.6	$—	$7.3	$126.1	28.7%

Net income per share - diluted	$0.01		$0.25	$0.19	$0.02	$0.47

(a)
Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net (loss) income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items. For the three months ended September 30, 2025, the adjustments to operating profit consist of $27.6 million of restructuring expenses, primarily related to costs associated with the Thoma Bravo Transaction, and the adjustments to net loss also include $177.4 million of pension costs, primarily associated with the non-cash loss on the partial settlement related to the pension plan termination, $0.7 million of foreign exchange gain, and a $8.0 million net adjustment for the effect of income taxes related to these items. For the three months ended September 30, 2024, the adjustments to operating profit consist of $9.0 million related to the fair value adjustment for the DataFuzion contingent consideration, $3.2 million of restructuring expenses, and $1.0 million of fees associated with initiating the receivables securitization program and the adjustments to net income also include $3.2 million of costs associated with the planned termination of its frozen U.S. pension plan, and $9.1 million of foreign exchange gain, along with a $4.0 million net adjustment for the effect of income taxes related to these items. Please refer below for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
Adjusted diluted net income per share is calculated based upon 162.0 million weighted average shares of common stock for the three months ended September 30, 2025.

40 | Q3 2025 Form 10-Q

	Nine Months Ended September 30, 2025
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Operating profit	$103.8	7.3%	$139.3	$75.9	$57.3	$376.3	26.3%

Net (loss) income	$(160.6)	(11.2)%	$139.3	$75.9	$198.0	$252.6	17.7%
Interest expense, net	21.7		—	—	—	21.7
Income tax expense (c)	65.1		—	—	(36.3)	101.4
Depreciation and amortization	151.4		—	75.9	—	75.5
EBITDA	$77.6		$139.3	$—	$234.3	$451.2	31.6%

Net (loss) income per share - diluted (d)	$(1.01)		$0.86	$0.47	$1.22	$1.56

	Nine Months Ended September 30, 2024
	As reported	As reported margins (a)	Share-based compensation	Amortization	Other (b)	As adjusted (b)	As adjusted margins (a)
	(Dollars in millions, except per share data)
Operating profit	$75.6	5.8%	$118.4	$87.5	$25.7	$307.2	23.7%

Net income	$7.3	0.6%	$118.4	$87.5	$5.5	$218.7	16.9%
Interest expense, net	33.2		—	—	—	33.2
Income tax expense (c)	29.4		—	—	(27.0)	56.4
Depreciation and amortization	151.5		—	87.5	—	64.0
EBITDA	$221.4		$118.4	$—	$32.5	$372.3	28.8%

Net income per share - diluted	$0.05		$0.74	$0.55	$0.03	$1.37

(a)
Operating profit margin and net profit margin are determined by calculating the percentage operating profit and net (loss) income are of total revenue. Please refer above for additional information on the as adjusted margins.
(b)
The as adjusted column is a non-GAAP financial measure, adjusted to exclude share-based compensation expense and related employer taxes, amortization of acquisition-related intangible assets, and certain other items. For the nine months ended September 30, 2025, the adjustments to operating profit consist of $57.3 million of restructuring expenses, including costs associated with the Thoma Bravo Transaction, and the adjustments to net loss also include $187.9 million of pension costs, primarily associated with the non-cash loss on the partial settlement related to the pension plan termination, $10.9 million of foreign exchange gain, and a $36.3 million net adjustment for the effect of income taxes related to these items. For the nine months ended September 30, 2024, the adjustments to operating profit consist of $15.7 million of restructuring expenses, $9.0 million related to the fair value adjustment for the DataFuzion contingent consideration, and $1.0 million of fees associated with initiating the receivables securitization program and the adjustments to net income also include $9.7 million of costs associated with the planned termination of its frozen U.S. pension plan, and $2.9 million of foreign exchange gain, along with a $27.0 million net adjustment for the effect of income taxes related to these items. Please refer below for additional information on the as adjusted metrics.
(c)
Income tax effects have been calculated based on the statutory tax rates in effect in the U.S. and foreign jurisdictions during the period.
(d)
Adjusted diluted net income per share is calculated based upon 162.0 million weighted average shares of common stock for the nine months ended September 30, 2025.

41 | Q3 2025 Form 10-Q

The following table reconciles our reported results to free cash flow and free cash flow margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net cash provided by operating activities	$31.2	$91.8	$193.5	$200.1
Capital expenditures	(26.2)	(28.4)	(81.9)	(82.8)
Free cash flow	$5.0	$63.4	$111.6	$117.3

Net cash provided by operating activities margin (a)	6.5%	20.9%	13.5%	15.5%
Free cash flow margin	1.0%	14.4%	7.8%	9.1%

(a)
Net cash provided by operating activities margin is determined by calculating the percentage that net cash provided by operating activities is of total revenue.

42 | Q3 2025 Form 10-Q

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

43 | Q3 2025 Form 10-Q

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

In the third quarter of 2025, we settled the majority of future obligations through a combination of lump sum payments to eligible, electing participants and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract. We expect to settle the remaining obligations and finalize the group annuity contract in the fourth quarter of 2025. In applying relevant accounting policies, we have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, and health care cost trends. The cost of pension benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions, and benefit experience. The effective discount rate used in accounting for pension and other benefit obligations in 2024 ranged from 5.06% to 5.35%. The expected rate of return on plan assets for qualified pension benefits in 2025 is 5.10%.

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

Based on that evaluation our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

44 | Q3 2025 Form 10-Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 “Commitments and Contingencies” in our notes to condensed consolidated financial statements under Part I, Item 1 of this report for information regarding legal proceedings related to the Thoma Bravo Transaction.

We are also subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, disputes with our competitors, intellectual property disputes, government audits and proceedings, customer disputes, and tort claims. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require substantial expenditures on our part.

Some of these matters raise difficult and complex factual and legal issues and are subject to many uncertainties, including the facts and circumstances of each particular action, and the jurisdiction, forum, and law under which each action is proceeding. Because of these complexities, final disposition of some of these proceedings may not occur for several years. As such, we are not always able to estimate the amount of our possible future liabilities, if any. Other than the legal proceedings related to the Thoma Bravo Transaction, we are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", the reader should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors” in our 2024 Form 10-K. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our 2024 Form 10-K, with the exception of the items listed below.

Risks Related to the Proposed Thoma Bravo Transaction

The consummation of the Thoma Bravo Transaction is subject to a number of conditions outside of the parties’ control, and, if these conditions are not satisfied or waived, the Merger Agreement may be terminated and the Thoma Bravo Transaction may not be completed.

On August 20, 2025, we entered into the Merger Agreement with Dawn Bidco, LLC, a Delaware limited liability company (“Parent”), and Dawn Acquisition Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Thoma Bravo Fund XVI, L.P., Thoma Bravo Fund XVI-A, L.P., Thoma Bravo Fund XVI-B, SCSP, Thoma Bravo Executive Fund XVI, L.P., Thoma Bravo Employee Fund II, L.P., Thoma Bravo Fund XV, L.P., Thoma Bravo Fund XV-A, L.P., Thoma Bravo Executive Fund XV, L.P., Thoma Bravo Employee Fund, L.P., Thoma Bravo Fund XIV, L.P., Thoma Bravo Fund XIV-A, L.P., Thoma Bravo Executive Fund XIV, L.P. and Thoma Bravo Executive Fund XIV-a, L.P., investment funds managed by Thoma Bravo.

Pursuant to the Merger Agreement, (1) Merger Sub will merge with and into Dayforce, with Dayforce surviving the Merger as a wholly owned subsidiary of Parent, and (2) at the effective time of the Thoma Bravo Transaction (the “Effective Time”), each issued and outstanding share of Dayforce common stock, par value $0.01 per share, as of immediately prior to the Effective Time (other than certain excluded shares) will be converted into the right to receive $70.00 in cash, without interest. The completion of the Thoma Bravo Transaction is subject to the satisfaction or waiver of certain customary mutual closing conditions, including (1) the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the voting power of the outstanding capital stock of Dayforce, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (3) clearance of the transaction under the Competition Act (Canada), (4) approval by the Officer of the Comptroller of the Currency, (5) receipt of certain other regulatory approvals and (6) the absence of any law or judgment by a governmental entity of competent jurisdiction enjoining or otherwise prohibiting consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned on no material adverse effect on the Company having occurred since the execution of the Merger Agreement.

The governmental authorities responsible for administering antitrust and foreign investment laws, including the HSR Act, have broad discretion in administering the relevant governing laws and regulations. These authorities may initiate proceedings or take other actions to delay or prevent the consummation of the Thoma Bravo Transaction.

45 | Q3 2025 Form 10-Q

Failure to satisfy or obtain the required regulatory approvals and other closing conditions could significantly delay the completion of the Thoma Bravo Transaction or prevent it from occurring. Any such delay could reduce or eliminate the anticipated benefits of the Thoma Bravo Transaction. There can be no assurance that the conditions to closing will be satisfied or waived, or that the Thoma Bravo Transaction will be completed within the expected timeframe, or at all.

Failure to complete the Thoma Bravo Transaction could adversely affect our stock price and future business and financial results.

There can be no assurance that the conditions to the closing of the Thoma Bravo Transaction will be satisfied or waived, or that the Thoma Bravo Transaction will be completed within the expected timeframe, or at all. If the Thoma Bravo Transaction is not completed, our business and financial condition could be adversely affected, and we would face a number of risks and consequences, including: (i) we are required to pay Parent a termination fee of $351 million in cash on termination of the Merger Agreement under specified circumstances, including termination by Parent in the event that the Board of Directors of Dayforce adversely changes its recommendation in favor of the Thoma Bravo Transaction or if we terminate the Merger Agreement to enter into an agreement providing for a superior proposal; (ii) we will incur significant expenses related to the proposed Thoma Bravo Transaction, such as legal, accounting, financial advisory, filing, printing, and mailing costs, regardless of whether the transaction is completed; (iii) while the Merger Agreement remains in effect, we are subject to certain restrictions on the conduct of our business which may limit our ability to pursue certain strategic initiatives or operational changes; and (iv) the proposed Thoma Bravo Transaction, whether or not completed, may divert the attention of our management and other key employees from ongoing business operations and activities.

If the Thoma Bravo Transaction is not completed, these risks could materially affect our business, financial results, and the market price of our common stock, particularly if the current market price of our common stock reflects a market assumption that the Thoma Bravo Transaction will be consummated.

While the Thoma Bravo Transaction is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business and operations.

In connection with the pending Thoma Bravo Transaction, some of our existing or prospective customers, vendors or other third parties may react unfavorably, including by delaying, deferring or ceasing to provide goods or services, postponing business or transactional decisions, refusing to extend credit, or otherwise seeking to change the terms on which they do business with us. These actions could adversely affect our revenues, earnings, funds from operations, cash flows and expenses, regardless of whether the Thoma Bravo Transaction is completed. The Merger Agreement also imposes restrictions on the conduct of our business prior to closing. During the pendency of the Thoma Bravo Transaction, these restrictions may limit our ability to pursue strategic transactions, significant capital projects, or financing activities, even when such actions might otherwise be beneficial. As a result, we may be required to delay, scale back, or forgo certain business initiatives and opportunities.

In addition, the pending Thoma Bravo Transaction may create uncertainty for current and prospective employees regarding their future with us. This uncertainty could make it more difficult for us to effectively retain, recruit and incentivize employees, including key management personnel, and may distract our personnel from executing our strategy and day-to-day operations.

The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire us.

The Merger Agreement provides that, during the period from the date of the Merger Agreement until the Effective Time, we will be subject to certain restrictions on our ability to solicit certain alternative acquisition proposals from third parties, provide non-public information to third parties and engage in discussions or enter into agreements with third parties regarding certain alternative acquisition proposals, subject to customary exceptions. The Merger Agreement also contains certain termination rights for us and Parent. Upon termination of the Merger Agreement in accordance with its terms, under certain circumstances, we will be required to pay Parent a termination fee of $351 million in cash, including if the Merger Agreement is terminated due to our acceptance of a superior proposal.

Litigation against us, the other parties to the Merger Agreement, or the members of our or their respective boards, could prevent or delay the completion of the Thoma Bravo Transaction.

Lawsuits related to the Thoma Bravo Transaction and the related proxy statement have been filed, and additional such lawsuits may be filed in the future. The outcome of such litigation cannot be predicted, including the potential costs of

46 | Q3 2025 Form 10-Q

defense or other liabilities that may arise. If plaintiffs were to obtain an injunction prohibiting the completion of the Thoma Bravo Transaction on the agreed terms, the Thoma Bravo Transaction could be delayed or prevented altogether. Even if such claims are unsuccessful, related litigation could result in significant costs and divert management’s attention and resources from both the completion of the Thoma Bravo Transaction and the operation of our ongoing business, which could adversely affect our operations.

Subject to certain exceptions, if the Thoma Bravo Transaction is not consummated by May 21, 2026, either we or Parent may terminate the Merger Agreement.

The Merger Agreement contains termination rights for each of us and Parent, including, among others, if the consummation of the Thoma Bravo Transaction does not occur on or before May 21, 2026. In the event the Merger Agreement is terminated by either party due to a failure to close by May 21, 2026, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without our stockholders realizing the anticipated benefits of the Thoma Bravo Transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below presents information with respect to Dayforce common stock purchases made during the three months ended September 30, 2025 by Dayforce or any "affiliated purchaser" of Dayforce, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(In millions)
July 1 - 31, 2025	124,190	$57.57	124,190	$405.5
August 1 - 31, 2025	28,235	54.02	28,235	404.0
September 1 - 30, 2025	—	—	—	404.0
Total	152,425	$56.91	152,425	$404.0
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

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

47 | Q3 2025 Form 10-Q

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Description

2.1*

Agreement and Plan of Merger, dated as of August 20, 2025, by and among Dawn Bidco, LLC, Dawn Acquisition Merger Sub, Inc., and Dayforce, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on August 21, 2025).

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

4.3	Form of 0.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 5, 2021).

10.1**^	Dayforce, Inc. 2018 Equity Incentive Plan (amended and restated as of April 1, 2022) (as amended as of July 31, 2025).

10.2**^	Dayforce, Inc. Global Employee Stock Purchase Plan (as amended as of July 31, 2025).

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH^	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.

** Management compensatory plan or arrangement.

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

48 | Q3 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYFORCE, INC.

Date: October 29, 2025	By:	/s/ David D. Ossip
		Name:	David D. Ossip
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2025	By:	/s/ Jeremy R. Johnson
		Name:	Jeremy R. Johnson
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

49 | Q3 2025 Form 10-Q